Form 10-Q
period 2000-10-01
CALIFORNIA PIZZA KITCHEN INC
filed 2000-11-13
CIK 789356

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended October 1, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                          Commission File No 000-31149


                         CALIFORNIA PIZZA KITCHEN, INC.
             (Exact name of registrant as specified in its charter)


          California                                                                       95-4040623
(State or other jurisdiction of                                                         (I.R.S.  Employer
incorporation or organization)                                                       Identification Number)



  6053 West Century Boulevard, 11th Floor, Los Angeles, California  90045-6442
                    (Address of Principal Executive Offices)

                                (310) 342-5000
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       Yes X          No ___
                                                            ---

There were 17,888,091 shares of outstanding Common Stock of the Registrant as of November 13, 2000.

Total number of pages: 16.

               California Pizza Kitchen, Inc and Subsidiaries

               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1  Financial Statements

    Consolidated Balance Sheets at January 2, 2000 and October 1, 2000         3

    Consolidated Statements of Income for the three months ended
    October 3,1999 and October 1, 2000 and nine months ended October 3,
    1999 and October 1, 2000                                                   4

    Consolidated Statements of Cash Flows for the nine
    months ended October 3, 1999 and October 1, 2000                           5

    Notes to Consolidated Financial Statements                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  7

Item 3  Quantitative and Qualitative Disclosures About Market Risk            13

PART II  OTHER INFORMATION

Item 1  Legal Proceedings                                                     14

Item 2  Changes in Securities and Use of Proceeds                             14

Item 3  Defaults Upon Senior Securities                                       14

Item 4  Submission of Matters to a Vote of Security Holders                   14

Item 5  Other Information                                                     15

Item 6  Exhibits and Reports on Form 8-K                                      15

Signatures                                                                    15

Financial Data Schedule                                                       16

                         PART 1--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                California Pizza Kitchen, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                                                     January 2,         October 1,
                                                                                        2000               2000
                                                                                -------------------------------------
                                                                                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                              $   5,686          $  12,666
  Trade accounts receivable                                                                  1,509              3,980
  Inventories                                                                                1,239              1,385
  Prepaid expenses and other current assets                                                  2,395                489
                                                                                -------------------------------------
Total current assets                                                                        10,829             18,520

Property and equipment, net                                                                 78,048             84,764
Deferred taxes                                                                               4,754              4,754
Other assets                                                                                 1,119              1,902
                                                                                -------------------------------------
Total assets                                                                             $  94,750          $ 109,940
                                                                                =====================================
Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                                       $   3,661          $   1,739
  Accrued compensation and benefits                                                          7,658              6,635
  Accrued rent                                                                               4,655              4,667
  Other accrued liabilities                                                                  3,993              6,827
  Current maturities of long-term debt                                                       1,537                 37
                                                                                -------------------------------------
Total current liabilities                                                                   21,504             19,905

Long-term debt, less current maturities                                                     38,548                 19
Other liabilities                                                                              606                742

Commitments
Redeemable stock:
  Series A 12 1/2% Cumulative Compounding Preferred Stock -10,151,771 and 0
    shares issued and outstanding at January 2, 2000 and October 1, 2000,
    respectively; liquidation preference of $24,625 at January 2, 2000                      24,625                  -
  Series B 13 1/2% Cumulative Compounding Preferred Stock - 10,151,771 and 0
    shares issued and outstanding at January 2, 2000 and October 1, 2000,
    respectively; liquidation preference of $19,296 at January 2, 2000                      19,296                  -

Shareholders' equity (deficiency)
  Common Stock - $0.01 par value, 80,000,000 shares authorized, 10,896,570 and
    17,888,091 shares issued and outstanding at January 2, 2000 and October 1,
    2000, respectively                                                                         109                179
  Additional paid-in capital                                                               104,340            198,295
  Accumulated deficit                                                                     (114,278)          (109,200)
                                                                                -------------------------------------
Total shareholders' equity (deficiency)                                                     (9,829)            89,274
                                                                                -------------------------------------
Total liabilities and shareholders' equity (deficiency)                                  $  94,750          $ 109,940
                                                                                =====================================

                            See accompanying notes

                California Pizza Kitchen, Inc. and Subsidiaries
                       Consolidated Statements of Income
                   (in thousands except for per share data)
                                  (unaudited)

                                                                 Three Months Ended           Nine Months Ended
                                                            -------------------------------------------------------
                                                               October 3,    October 1,    October 3,    October 1,
                                                                  1999          2000          1999          2000
                                                            -------------------------------------------------------
Revenues:
  Restaurant sales                                                $46,338       $54,328      $131,391      $154,013
  Franchise and other revenues                                        536           641         1,544         1,861
                                                            -------------------------------------------------------
          Total revenues                                           46,874        54,969       132,935       155,874

Restaurant Costs and expenses:
  Cost of sales                                                    11,839        13,402        33,054        38,149
  Labor                                                            16,711        19,301        47,403        55,109
  Direct operating and occupancy                                    9,120        10,588        26,233        30,388
                                                            -------------------------------------------------------
         Total restaurant operating costs                          37,670        43,291       106,690       123,646

  General and administrative                                        3,321         3,817         9,780        11,038
  Depreciation and amortization                                     2,155         2,418         6,188         7,040
  Pre-opening                                                         164           396           720           910
  Loss on impairment of property and equipment and
    restaurant closures                                                 -             -             -         1,839
  Non-recurring compensation                                            -             -             -         1,949
                                                            -------------------------------------------------------
Operating income                                                    3,564         5,047         9,557         9,452

Other income (expenses):
  Interest income (expense)                                          (842)         (139)       (2,655)       (1,640)
                                                            -------------------------------------------------------
         Total other income (expense), net                           (842)         (139)       (2,655)       (1,640)
                                                            -------------------------------------------------------
Income before income tax provision                                  2,722         4,908         6,902         7,812

Income tax provision                                                 (952)       (1,718)       (2,415)       (2,734)
                                                            -------------------------------------------------------
Net income                                                        $ 1,770       $ 3,190      $  4,487      $  5,078
                                                            =======================================================

Redeemable preferred stock accretion                               (1,296)         (582)       (3,851)       (3,512)
                                                            -------------------------------------------------------
Net income attributable to common shareholders                        474         2,608           636         1,566
                                                            =======================================================

Net income per common share:
  Basic                                                             $0.04         $0.17         $0.06         $0.13
                                                            =======================================================
  Diluted                                                           $0.04         $0.17         $0.06         $0.12
                                                            =======================================================

Shares used in calculating net income per common share:
  Basic                                                            10,787        15,129        10,767        12,307
                                                            =======================================================
  Diluted                                                          11,041        15,473        11,018        12,578
                                                            =======================================================

                            See accompanying notes

                California Pizza Kitchen, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                           Nine Months Ended
                                                                       October 3,     October 1,
                                                                          1999           2000
                                                            -----------------------------------------
Operating activities
Net income                                                              $  4,487             $  5,078
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of property and equipment                6,039                7,040
    Amortization of bank fees                                                149                    -
    Equity in net losses of limited partnerships                            (150)                   -
    Loss on impairment of property and equipment                               -                1,839
    Non-recurring compensation                                                 -                1,949
    Changes in operating assets and liabilities:
      Trade accounts receivable                                               (8)              (2,622)
      Inventories                                                            (86)                (128)
      Prepaid expenses and other assets                                     (740)               1,238
      Accounts payable                                                    (3,344)              (1,940)
      Accrued liabilities                                                    687                2,113
      Other liabilities                                                      530                 (100)
                                                            -----------------------------------------
Net cash provided by operating activities                                  7,564               14,467

Investing activities
Capital expenditures                                                     (13,970)             (15,789)
                                                            -----------------------------------------
Net cash used in investing activities                                    (13,970)             (15,789)

Financing activities
Payments on long-term debt                                                (4,694)             (40,027)
Net proceeds from issuance of common stock                                   149               71,876
Redemption of preferred stock                                                  -              (23,719)
                                                            -----------------------------------------
Net cash provided by (used in) financing activities                       (4,545)               8,130
                                                            -----------------------------------------
Net increase (decrease) in cash and cash equivalents                     (10,951)               6,808

Cash and cash equivalents at beginning of period                          14,553                5,686
Cash from consolidation of investment in limited partnership                   -                  172
                                                            -----------------------------------------
Cash and cash equivalents at end of period                              $  3,602             $ 12,666
                                                            =========================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                             $  2,673             $  1,879
                                                            =========================================
   Income taxes                                                         $    457             $  2,583
                                                            =========================================

                            see accompanying notes

                California Pizza Kitchen, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 1, 2000
                                  (Unaudited)

1.   Basis of Presentation

     California Pizza Kitchen, Inc. (referred to herein as the "Company" or in the first person notations "we," "us" and "our") owns, operates, licenses or franchises 110 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

     The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for January 2, 2000 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. We believe the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1.

     In January 2000, the Company acquired a majority interest in its remaining limited partnership restaurant. As such, beginning January 3, 2000, the Company consolidated the financial statements of the limited partnership with its own financial statements. Prior to fiscal 2000, the Company accounted for its ownership in the limited partnership under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

2.   Initial Public Offering

     The Company completed its initial public offering on August 7, 2000. The offering resulted in the issuance of 5,300,000 shares of common stock at $15.00 per share, resulting in net proceeds to the Company of approximately $71.9 million. Upon consummation of the offering, all shares of Series A 12 1/2% cumulative compounding preferred stock and Series B 13 1/2% cumulative compounding preferred stock were automatically converted into a right to receive $23.7 million and 1,580,938 shares of common stock. Additionally, upon completion of the Company's public offering, options to purchase 110,696 shares of common stock were exercised.

3.   Long-term Debt and Credit Facilities

     Under the terms of the Company's credit agreement with Bank of America, N.A., the term loan was repaid upon consummation of the initial public offering. Additionally, the Company repaid all outstanding amounts under its revolving line of credit upon consummation of the initial public offering. As of October 1, 2000, the Company had no borrowings against the revolving line of credit.

4.   Loss on Impairment of Property and Equipment and Store Closures

     The Company reviews the carrying value of its assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," on a restaurant by restaurant basis. In April 2000, the Company determined that one of its restaurant locations, with a net book value of $1,839, was impaired. As a result, the Company recorded a $1,839 write-down of the book value of the restaurant in accordance with SFAS No. 121.

5.   Non-Recurring Compensation Charge

     In June 2000, the Company recorded a one-time compensation charge of $1,949 related to the exercise of performance based stock options. The exercise of these options triggered variable plan accounting resulting in the one-time charge in accordance with Accounting Principles Board No. 25.

6.   Earnings Per Share (in thousands)

                                                            Three Months       Three Months        Nine Months        Nine Months
                                                          Ended October 3,   Ended October 1,    Ended October 3,   Ended October 1,

                                                               1999               2000                1999               2000
                                                       -----------------------------------------------------------------------------

Numerator for basic and diluted net income per share              $   474            $ 2,608            $   636            $ 1,566
 attributable to common shareholders                              =======            =======            =======            =======

Denominator
 Denominator for basic net income per share - weighted
  average shares                                                   10,787             15,129             10,767             12,307
 Employee stock options                                               254                344                251                271
                                                                  -------            -------            -------            -------
 Denominator for diluted net income per share - weighted
  average shares                                                   11,041             15,473             11,018             12,578
                                                                  =======            =======            =======            =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     California Pizza Kitchen is a leading casual dining restaurant chain in the premium pizza segment. We own and operate 79 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 17 states and the District of Columbia. We also franchise our concept and currently have 31 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During our 15 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

     We have opened eight restaurants in fiscal 2000, of which five have been our full service restaurants and three, our fast-casual ASAP restaurants. We intend to open three additional full service restaurants this year. All of the remaining restaurants planned for 2000 are currently under construction. We plan to open a minimum of fourteen full service restaurants in 2001, and have either signed lease agreements or letters of intent for all fourteen of these restaurants.

     Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. Cost of sales is composed of food, beverage and paper supply expenses. The components of costs of sales are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related costs.

     General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants.

     Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

     Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended October 3, 1999 and October 1, 2000 consist of thirteen weeks. The nine months ended October 3, 1999 and October 1, 2000 consist of thirty-nine weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.


Result of Operations

     Our operating results for the three months and nine months ended October 3, 1999 and October 1, 2000 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:


                                                                  Three Months Ended          Nine Months Ended
                                                            -------------------------------------------------------
                                                               October 3,    October 1,    October 3,    October 1,
                                                                  1999          2000          1999          2000
                                                            -------------------------------------------------------
Revenues:
 Restaurant sales                                                    98.9%         98.8%         98.8%         98.8%
 Franchise and other revenues                                         1.1           1.2           1.2           1.2
                                                            -------------------------------------------------------
       Total revenues                                               100.0         100.0         100.0         100.0

Restaurant costs and expenses:
 Cost of sales                                                       25.5          24.7          25.2          24.8
 Labor                                                               36.1          35.5          36.1          35.8
 Direct operating and occupancy                                      19.7          19.5          20.0          19.7
                                                            -------------------------------------------------------
       Total restaurant operating costs                              81.3          79.7          81.2          80.3

 General and administrative                                           7.1           6.9           7.4           7.1
 Depreciation and amortization                                        4.6           4.4           4.7           4.5
 Pre-opening                                                          0.3           0.7           0.5           0.6
 Loss on impairment of property and equipment and
  restaurant closures                                                   -             -             -           1.2
 Non-recurring compensation                                             -             -             -           1.3
                                                            -------------------------------------------------------
Operating income                                                      7.6           9.2           7.2           6.1

Other income (expenses):
 Interest income (expense)                                           (1.8)         (0.3)         (2.0)         (1.0)
                                                            -------------------------------------------------------
       Total other income (expense), net                             (1.8)         (0.3)         (2.0)         (1.0)
                                                            -------------------------------------------------------
Income before income tax provision                                    5.8           8.9           5.2           5.1
Income tax provision                                                 (2.0)         (3.1)         (1.8)         (1.8)
                                                            -------------------------------------------------------
Net income                                                            3.8%          5.8%          3.4%          3.3%
                                                            =======================================================

Three months ended October 1, 2000 compared to the three months ended October 3, 1999

Total Revenues. Total revenues increased by $8.1 million, or 17.3%, to $55.0 million in the third quarter of 2000 from $46.9 million for the third quarter of 1999 due to an $8.0 million increase in restaurant sales and a $105,000 increase in franchise and other revenue. The increase in restaurant sales was due to $291,000 in sales from a full three months of operations for the one restaurant that opened in the third quarter of 1999, $636,000 in sales from the consolidation of our limited partnership restaurant,

$3.3 million in sales derived from the six restaurants opened in the first nine months of 2000, and $4.1 million from comparable restaurant sales increases of 9.0%. This increase in restaurant sales was offset by the loss of revenue from the one restaurant which was closed in the fourth quarter of 1999. The increase in comparable restaurant sales was driven by increases in customer counts of approximately 6.7% and increases in the average check of approximately 2.3% compared to the third quarter of 1999. The increase in average check was due to approximately 1.7% in price increases with the remainder due to modest shifts in our menu mix. Franchise and other revenue growth was due primarily to a full three months of operations for the six new franchise restaurants that opened in the second half of 1999 and the six franchise restaurants that opened in the first nine months of 2000.

Cost of sales. Cost of sales increased by $1.6 million, or 13.2%, to $13.4 million for the third quarter of 2000 from $11.8 million for the third quarter of 1999. Cost of sales as a percentage of restaurant sales decreased to 24.7% for the third quarter of 2000 from 25.5% in the prior period. This reduction was primarily a result of increased operational efficiency, the shift in the timing of the roll-out of our new menu from the third quarter last year to the second quarter of this year and the price increase taken in the second quarter of 2000. We do not expect significant movements in cost of sales for the fourth quarter, except for the possibility of some pressure on dairy costs and the slight inefficiency related to the five new store openings in the fourth quarter.

Labor. Labor increased by $2.6 million, or 15.5%, to $19.3 million for the third quarter of 2000 from $16.7 million for the third quarter of 1999. Labor as a percentage of restaurant sales decreased to 35.5% for the third quarter of 2000 from 36.1% for the prior period. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor as a percentage of sales resulting from higher weekly store sales. Hourly labor as a percentage of sales decreased to 21.2% for the third quarter of 2000 from 22.2% of sales for the prior period. However, as a result of tightening labor markets and inefficiency related to the five new store openings in the fourth quarter, we expect upward pressure on labor as a percentage of sales in the fourth quarter.

Direct operating and occupancy. Direct operating and occupancy increased by $1.5 million, or 16.1%, to $10.6 million for the third quarter of 2000 from $9.1 million for the third quarter of 1999. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.5% for the third quarter 2000 from 19.7% from the prior period. The reduction was due primarily to higher net sales spread over relatively fixed restaurant level operating and occupancy expenses.

General and administrative. General and administrative increased by $496,000, or 14.9%, to $3.8 million for the third quarter of 2000 from $3.3 million for the third quarter of 1999. General and administrative as a percentage of total revenues decreased to 6.9% for the third quarter of 2000 from 7.1% for the prior period. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and its ability to leverage its general and administrative personnel.

Depreciation and amortization. Depreciation and amortization increased by $263,000, or 12.2%, to $2.4 million for the third quarter of 2000 from $2.2 million for the third quarter of 1999. The increase was primarily due to the six new restaurants opened during the first nine months of fiscal 2000 and a full quarter of depreciation on the one restaurant opened after July 4, 1999.

Pre-opening. Pre-opening increased by $232,000, to $396,000 for the third quarter of 2000 from $164,000 for the third quarter of 1999. The increase was due to the three restaurants that opened during the third quarter of 2000 as compared to the one restaurant that opened during the same period in 1999. In addition, we incurred pre-opening expenses during the third quarter of 2000 for restaurants scheduled to open in the fourth quarter of 2000.

Interest expense. Interest expense decreased by $703,000 to $139,000 for the third quarter of 2000 from $842,000 for the third quarter of 1999. The decrease was a result of the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our offering.

Income tax provision. The income tax provision for the third quarter of 2000 and 1999 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the third quarter of 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for 2000. The 35.0% tax rate applied to the third quarter of 1999 comprises the federal and state statutory rates based on the annual estimated effective tax rate for 1999.


Nine months ended October 1, 2000 compared to the nine months ended October 3, 1999

Total Revenues. Total revenues increased by $22.9 million, or 17.3%, to $155.9 million for the first nine months of 2000 from $132.9 million for the first nine months of 1999 due to a $22.6 million increase in restaurant sales and a $317,000 increase in franchise and other revenue. The increase in restaurant sales was due to $6.7 million in sales from a full year of operations for the five restaurants that opened in 1999, $1.9 million in sales from the consolidation of our limited partnership restaurant, $5.3 million in sales derived from the six restaurants opened in the first nine months of 2000, and $10.0 million from comparable restaurant sales increases of 7.8%. This increase in restaurant sales was offset by the loss of revenue from the two restaurants which were closed in 1999. The increase in comparable restaurant sales was driven by increases in customer counts of approximately 4.6% and increases in the average check of approximately 3.2% compared to the first nine months of 1999. Approximately one-half of the increase in average check is due to price increases taken in 1999 and 2000, with the remainder due to modest shifts in our menu mix. Franchise and other revenue growth was due primarily to a full nine months of operations for the seven new franchise restaurants that opened in 1999 and the six franchise restaurants that opened in the first nine months of 2000.

Cost of sales. Cost of sales increased by $5.1 million, or 15.4%, to $38.1 million for the first nine months of 2000 from $33.0 million for the first nine months of 1999. Cost of sales as a percentage of restaurant sales decreased to
24.8 % for the first nine months of 2000 from 25.2% in the prior period. This reduction was primarily a result of increased operational efficiency and the price increase taken in the second quarter of 2000.

Labor. Labor increased by $7.7 million, or 16.3%, to $55.1 million for the first nine months of 2000 from $47.4 million for the first nine months of 1999. Labor as a percentage of restaurant sales decreased to 35.8% for the first nine months of 2000 from 36.1% for the prior period. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor as a percentage of sales resulting from higher weekly store sales for the first nine months of 2000 compared to the same period last year. Hourly labor as a percentage of sales decreased to 21.4% for the first nine months of 2000 from 21.7% of sales for the prior period.

Direct operating and occupancy. Direct operating and occupancy increased by $4.2 million, or 15.8%, to $30.4 million for the first nine months of 2000 from $26.2 million for the first nine months of 1999. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.7% for the first nine months of 2000 from 20.0% from the prior period. The reduction was due primarily to higher net sales spread over relatively fixed restaurant level operating and occupancy expenses.

General and administrative. General and administrative increased by $1.3 million, or 12.9%, to $11.0 million for the first nine months of 2000 from $9.8 million for the first nine months of 1999. General and administrative as a percentage of total revenue decreased to 7.1% for the first nine months of 2000 from 7.4% for the prior period. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and its ability to leverage its general and administrative personnel.

Depreciation and amortization. Depreciation and amortization increased by $852,000, or 13.8%, to $7.0 million for the first nine months of 2000 from $6.2 million for the first nine months of 1999. The increase was primarily due to the six new restaurants opened during the first nine months of fiscal 2000 and a full nine months of depreciation on the restaurants opened in 1999

Pre-opening. Pre-opening increased by $190,000 to $910,000 for the first nine months of 2000 from $720,000 for the first nine months of 1999. The increase was due to the six restaurants that opened in the first nine months of 2000 compared to the five restaurants that opened in the first nine months of 1999, as well as pre-opening expenses incurred in connection with the restaurants that we plan to open in the fourth quarter of 2000.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures was $1.8 million in the first nine months of 2000 related to the write-down of one restaurant in accordance with Financial Accounting Standards No. 121. In 1999, we did not write down any of our restaurants.

Non-recurring compensation charge. Non-recurring compensation charge of $1.9 million represents the performance-based stock options granted to Frederick R. Hipp, our Chief Executive Officer and President. Upon closing of the initial public offering, these options were exercised triggering a variable plan accounting charge in accordance with Accounting Principles Board No. 25.

Interest expense. Interest expense decreased by $1.1 million to $1.6 million for the first nine months of 2000 from $2.7 million for the first nine months of 1999. The decrease was primarily a result of a lower debt balance due to payments made under our credit facility, a lower interest rate due to our new credit facility that was put in place in October 1999, and the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 with the proceeds from our initial public offering.

Income tax provision. The income tax provision for the first nine months of 2000 and 1999 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the first nine months of 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for 2000. The 35.0% tax rate applied to the first nine months of 1999 comprises the federal and state statutory rates based on the annual estimated effective tax rate for 1999.


Liquidity and capital resources

     In recent years we have funded our capital requirements through cash flow from operations. In 1997, in order to fund the merger and leveraged recapitalization, Bruckmann, Rosser, Sherrill & Co., L.P. and its co-investors made a $25.0 million capital contribution to us and we entered into a $57.0 million credit facility, of which $49.0 million was drawn. For the first nine months of 2000, net cash flow provided by operating activities was $14.5 million compared to $7.6 million for the first nine months of 1999. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization for both 2000 and 1999 and loss on impairment of property and equipment and non-recurring compensation for 2000.

     We use cash to fund the development and construction of new restaurants and the remodel our existing restaurants. Net cash used in investing activities for the first nine months of 2000 and 1999 was $15.8 million and $14.0 million, respectively. We opened six new restaurants in the first nine months of 2000 compared to five opened in the first nine months of 1999. We expect to open five additional restaurants in the fourth quarter of 2000 and a minimum of 14 full service restaurants in 2001. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million for our full service restaurants and $650,000 for our ASAP restaurants. Additionally, we anticipate pre-opening costs on average to be approximately $150,000 for our full service restaurants and $75,000 for our ASAP restaurants, however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

     Net cash provided by financing operations was $8.1 million for the first nine months of 2000 compared to net cash used in financing activities of $4.5 million for the first nine months of 1999. Financing activities in fiscal 2000 consisted primarily of $71.9 million from the sale of securities net of underwriting fees and expenses offset by debt payments of $40.0 million and cash payments of $23.7 million to our preferred shareholders upon conversion of their preferred stock into common stock. Financing activities in fiscal 1999 consisted primarily of debt payments made under our term loan and revolving line of credit. At October 1, 2000 we had a $25.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on October 31, 2004 and bears interest at the rate of LIBOR as of the date of borrowing plus 1.25% to 1.75% dependent upon our meeting certain financial ratios.

     Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditures requirements through 2001. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.


Risk Factors

     This document contains forward-looking statements concerning the Company, which involve risks and uncertainties. Such forward-looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. The Company's actual results may differ materially from those discussed in this document. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted below in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Our growth strategy requires us to open new restaurants at an accelerated pace. We may not be able to achieve this planned expansion

     We are pursuing an accelerated, but disciplined growth strategy which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a successful basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the hiring, training and retention of qualified operating personnel, especially managers, identification and availability of suitable restaurant sites, competition for restaurant sites, negotiation of favorable lease terms, timely development of new restaurants, including the availability of construction materials and labor, management of construction and development costs of new restaurants, securing required governmental approvals and permits, competition in our markets; and general economic conditions. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

Our success depends on our ability to locate a sufficient number of suitable new restaurant sites.

     One of our biggest challenges in meeting our growth objectives will be to secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. There can be no assurance that we will be able to find sufficient suitable locations for our planned expansion in any future period. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows.

We could face labor shortages which could slow our growth.

     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Although we have not experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings of new restaurants. Any such delays or any material increases in employee turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

     We anticipate that our new restaurants will typically take several months to reach budgeted operating levels due to problems commonly associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by expanding primarily in markets in which we already have a significant presence and by careful attention to training and staffing needs, there can be no assurance that we will be successful in operating our new restaurants on a profitable basis.

Our expansion may strain our infrastructure which could slow our restaurant development.

     We also face the risk that our existing systems and procedures, restaurant management systems, financial controls, and information systems will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives, our business, financial condition, operating results or cash flows could be materially adversely affected.

Our restaurant expansion strategy focuses primarily on further penetrating existing markets. This strategy can cause sales in some of our existing restaurants to decline.

     In accordance with our expansion strategy, we intend to open new restaurants primarily in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to cannibalization.

Our planned expansion into retail distribution channels through the introduction of our premium frozen pizzas could dilute the value of our brand.

     We have entered into a strategic alliance with Kraft Pizza Company to distribute a line of premium frozen pizzas through supermarkets and other retail outlets. Although sales of these frozen products in the geographic markets in which they are currently available have been encouraging, we run the risk that the availability of a frozen product could dilute the value of our brand to the extent that consumers perceive our frozen products to be unappealing or of a lower quality. In addition, use of these frozen products in alternative distribution channels in which it is not readily apparent to consumers that they are purchasing a formerly frozen product could also harm the value of our brand.

Our operations are susceptible to changes in food and supply costs which could adversely affect our margins.

     Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our master distributor, Meadowbrook Meat Company, Inc., expires in December 2000. Although we believe we will be able to negotiate a similarly-priced contract with either our current master distributor or another distributor, any increase in distribution prices could cause our food and supply costs to increase. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results and cash flows.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results.

     Our restaurants feature pizzas, pastas, salads and appetizers in an upscale, family-friendly, casual environment. Our continued success depends, in part, upon the popularity of these foods and this style of informal dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows. Like other restaurant chains, we can also be materially adversely affected by negative publicity concerning food quality, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.

Forty-two percent of our restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

     We and our franchisees currently operate a total of 46 restaurants in California, of which 36 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

     In addition, we have a $25.0 million line of credit agreement with Bank of America, N.A. Interest on the line is calculated on either a bank reference rate plus 0.75% or on an adjusted LIBOR plus 1.25 to 1.75% per annum. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

     Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of less than a year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       We are one of the defendants to a lawsuit filed on March 11, 1998 in the 152nd Judicial District Court of Harris County, Texas, brought by The Chair King, Inc., as the named plaintiff in a class action suit under the Telephone Consumer Protection Act of 1991. This lawsuit alleges that we sent 8,200 faxes in violation of the federal act that requires the recipient's consent prior to sending an unsolicited fax. The federal act provides for minimum damages of $500 per fax received by a plaintiff with the possibility for an additional $1,000 per fax if the plaintiff can prove that the defendant knowingly violated the law. Although not currently so certified, if the plaintiff is able to achieve class certification, we could potentially be liable for significant amounts, including the amounts claimed by plaintiff of $4.1 million in regular damages, and $8.2 million in additional damages. We currently believe we will prevail on this claim because the plaintiffs have been unable thus far to produce evidence that any faxes were actually sent by us or on our behalf, or that the agent that we employed to send the faxes did so without obtaining the necessary consents. We filed for and successfully obtained summary judgment in this matter on March 7, 2000. The plaintiffs subsequently filed for appeal to the Texas appeals courts. On August 31, 2000, the presiding judge ordered the lawsuit to mediation, which is expected to occur in December 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) We registered and sold 5,300,000 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $79,500,000 or $15.00 a share pursuant to registration statement No. 333-37778, which was declared effective on August 1, 2000 (the "Offering"). The Offering has terminated. The lead underwriters of the Offering were Banc of America Securities LLC, Deutsche Bank Securities Inc., and FleetBoston Robertson Stephens Inc.

     Through October 1, 2000, we incurred the following expenses in connection with the Offering:

     Underwriting discounts and commissions.........................................................   $5,565,000
     Other expenses (accounting, legal, printing, etc.).............................................    2,059,000
                                                                                                       ----------

             Total expenses..................................................................          $7,624,000
                                                                                                       ==========

     The net offering proceeds to us through October 1, 2000 after deducting the total expenses above were $71,876,000.

             Our use of proceeds through October 1, 2000 conformed to the intended use of proceeds described in the prospectus related to the Offering. Our intended use of proceeds as stated in the prospectus was for the repayment of outstanding bank debt, redemption of preferred stock and general corporate purposes. Through October 1, 2000, we used $40.0 million from the proceeds to repay the entire outstanding bank debt and $23.7 million from the proceeds to redeem all of our outstanding preferred stock. We intend to use the remainder of the proceeds for the development of additional restaurants, working capital requirements and general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER MATTERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)      Exhibits

               27.1        Financial Data Schedule


     b)      Reports on form 8-K
                      No reports on Form 8-K were filed by the Registrant during the three months ended October 1, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.


Dated:  November 13, 2000          CALIFORNIA PIZZA KITCHEN, INC.

                                         H.G. CARRINGTON JR.
                                   -------------------------------------
                                   H.G. Carrington Jr
                                   Executive Vice President and Chief
                                    Financial Officer


                                         GREGORY S. LEVIN.
                                   -------------------------------------
                                   Gregory S. Levin
                                   Vice President, Controller and Chief
                                    Accounting Officer