Form 10-K
period 2000-12-31
CALIFORNIA PIZZA KITCHEN INC
filed 2001-03-22
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-31149

California Pizza Kitchen, Inc.
(Exact name of Registrant as Specified in its Charter)

California	95-4040623
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6053 West Century Boulevard, 11th Floor
Los Angeles, California    90045-6442
(Address of Principal Executive Offices including Zip Code)

(310) 342-5000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value (title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2001, was approximately $344 million based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      As of March 20, 2001 there were 18,244,976 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held May 1, 2001.

California Pizza Kitchen, Inc.

2000 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under "Risk Factors" and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended December 29, 1996, December 28, 1997, January 3, 1999, January 2, 2000 and December 31, 2000 are referred to as years 1996, 1997, 1998 1999 and 2000, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal year 1998 included 53 weeks. All other years shown are 52 weeks. Our quarters typically consist of 13 weeks.

PART I

ITEM 1. BUSINESS

Overview

California Pizza Kitchen is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 20, 2001, we own, license or franchise 113 restaurants in 22 states, the District of Columbia and three foreign countries, of which 83 are company-owned and 30 operate under franchise or license arrangements. During our more than 15 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants feature menu items that use imaginative toppings and showcase recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads, including our original best sellers, the BBQ Chicken Pizza and the Thai Chicken Pizza. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizza, pasta, salads and appetizers, and to offer items that appeal to a variety of tastes.

Our restaurants, which feature an exhibition style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience which is family friendly and has broad consumer appeal.

Our objectives are to continue to build our brand awareness and customer loyalty, and extend our leadership position in the casual dining and premium pizza segments. To obtain these objectives, we strive to offer innovative menu items using high quality ingredients, including imported Italian tomatoes and pastas, imported Kalamata olives, Japanese eggplant, black tiger shrimp, imported cheeses and exotic lettuces and other fresh produce. We offer generous portions which results in a price-value relationship which we believe has broad consumer appeal. Additionally, we intend to continue to expand our brand awareness through disciplined restaurant growth and the use of multiple distribution channels including our ASAP fast-casual concept and our premium frozen pizzas which are sold in supermarkets.

Menu

We continuously experiment with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza--the premium pizza. For example, our signature creation, the Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of marinated chicken breast, smoked gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Original Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Our other innovative pizzas include the Philly Cheesesteak Pizza, Grilled Garlic Shrimp Pizza, Rosemary Chicken-Potato Pizza and B.L.T. Pizza.

We have broadened our menu beyond pizza to include pastas, salads, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken Tequila Fettucine which captures Southwestern flavors in a rich tequila-lime and jalapeno cream sauce, our BBQ Chicken Chopped Salad which uses both barbecue sauce and garden-herb ranch dressing, Oriental Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Roll Appetizers which are sprinkled with parmesan cheese and baked in our pizza ovens.

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian- style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom, Pepperoni and Sausage Pizza, the Fresh Tomato, Basil and Garlic Pizza, and the Sweet and Spicy Italian Sausages Pizza which combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Classic Margherita Pizza with imported tomatoes, fresh mozzarella, fresh basil and parmesan cheese and our Rustica Pizza made with imported tomatoes, fresh mozzarella, garlic, crushed chilies, capers and Mediterranean olives. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high quality versions of popular salads, including our Caesar Salad and Original Chopped Salad.

All of our menu items are prepared to order in our full service restaurants. This reinforces our customers' confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly change our menu, we believe that we are able to meet our customers' changing tastes and expectations. Our entrees generally range in price from $6.99 to $12.49 and our average guest check during 2000 was approximately $10.50 including alcoholic beverages. We offer a variety of wines by the bottle or the glass, as well as bottled and tap beers, primarily to complement our menu offerings.

Operations

Restaurant management. We currently have 13 regional directors who report to our Chief Operating Officer. Each regional director oversees three to eight restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, an assistant general manager, a kitchen manager and a manager. Additionally, depending upon the size and sales volume of a restaurant, we may also employ an assistant kitchen manager or a second manager in the dining area. Most of our full service restaurants employ approximately 50 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personal performance, food and beverage preparation and maintenance facilities. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on- the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. New restaurant managers are trained over a nine-week period at a certified training restaurant. Training includes service, kitchen and management responsibilities. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. In addition we have detailed written operating procedures, standards and controls, food quality assurance systems, and safety programs. Once a year we hold a general manager conference in which all of our general managers receive additional training on financial information, food preparation, hospitality and other relevant topics.

When we open a new restaurant, we provide varying levels of training to each employee as is necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive seven-day per week training of all new employees for that restaurant. Our training teams stay on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of new employees.

Recruiting and retention. We seek to hire experienced general managers and staff. We support our employees by offering competitive wages, competitive benefits including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including part-time workers, generous discounts on dining, and an employee stock purchase plan which allows all employees who have worked for us for at least a year and who work a minimum of 20 hours per week to participate.

We attempt to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement, as well as performance-based cash incentives tied to sales, profitability and qualitative measures such as our mystery shoppers, who anonymously evaluate individual restaurants. Our most successful general managers are eligible for promotion to senior general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We believe we also enjoy the recruiting advantage of offering our general managers restaurants that are easier to manage because they are generally smaller than those of our competitors, have hours that typically do not extend late into the night, and generally do not require management of a separate bar business. We believe these advantages offer our managers an excellent quality of life compared to many of our competitors.

Customer satisfaction. Customer satisfaction is of extreme importance to us. To that end, we routinely solicit and analyze our customers' opinions through periodic surveys of 20,000 to 25,000 randomly- selected guests. The mystery shopper program is also an important tool in our quality control efforts from both a food quality and customer service perspective.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As the innovators of a new and exciting food product, we continue to benefit from national media attention which we believe provides us with a significant competitive advantage. Rick Rosenfield and Larry Flax, our co- founders, currently serve as the focal point of our public relations and media efforts. In addition, we have been featured on the Today Show four times during national pizza month, and have been the subject of feature stories appearing in Forbes, Business Week, The Wall Street Journal and USA Today. We appear periodically on The Food Channel, have been featured on The Oprah Winfrey Show and we have received unsolicited rave reviews from Rosie O'Donnell about our pizza on her show. For added exposure, we seek to obtain placement for our products and restaurants in movies and television shows.

We also engage to a limited extent in paid advertising for individual restaurant locations, including billboards, newspaper ads and radio. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings. In 2000, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future, primarily in connection with the opening of new restaurants.

We use the openings of our new restaurants as opportunities to reach out to the media. Our openings are often featured on live local television and radio broadcasts and receive coverage in local newspapers. We employ a variety of marketing techniques in connection with our new restaurant openings, including concierge parties, and invitations to media personalities and community leaders. In addition, our openings are generally associated with a charitable event.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes and donate food and services on an on-going basis. We have developed two cookbooks and the proceeds from these cookbooks are donated to worthwhile children's charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on- line retailers. We recently formed the CPK Foundation as a California non-profit public benefit corporation. The Foundation will support designated children's charities in the markets in which we operate.

Expansion strategy and site selection

Our restaurant expansion strategy focuses primarily on further penetrating existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering also enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

We believe that our site-selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. We identify areas within our target markets that meet our demographic requirements, focusing on daytime and evening populations, shopping patterns, availability of personnel and household income levels. We will presently only consider expanding to new markets that will meet our strict demographic criteria. Our site selection criteria are flexible given that we operate restaurants in regional shopping malls, in-line shopping centers, retail and entertainment centers, free-standing buildings in commercial and residential neighborhoods, office buildings and hotels. Our prototype full service restaurant is approximately 4,800 to 5,000 square feet and has 150 seats. However, we have the ability to operate a full service restaurant in less than 4,000 square feet, particularly if we are able to secure additional patio seating. While our ASAP restaurants are primarily being operated in airports, we believe they could also be successful in a variety of additional venues including regional shopping centers, high density urban locations, office kiosks, food courts, stadiums and other similar locations. We recently opened two company-owned ASAP restaurants in shopping malls in the San Francisco Bay area and one in a shopping mall in Costa Mesa, California. Our company-owned ASAP restaurants will generally be 2,000 to 3,000 square feet and have dedicated in-restaurant seating which will allow our customers to either dine in or take-out.

Our full service restaurants will continue to represent the majority of our growth in the near-term. In 2001, we intend to open a minimum of 14 company-owned, full service restaurants and have signed leases for all 14 of these restaurants.

With the exception of the five sites for which we own the real estate, we operate our restaurants under leases. We do not intend to purchase real estate for any of our sites in the future. We believe that the size and flexibility of our formats provide us with a competitive advantage in securing sites. We have several long-standing relationships with major mall developers and owners, and are therefore afforded the opportunity to negotiate multiple location deals.

Unit level economics

For 2000, sales of our 71 full service restaurants, open for the entire period, averaged $2.8 million and generated average restaurant-level pre-tax cash flow of $566,000 per store. Our prototype full service restaurant is approximately 4,800 to 5,000 square feet. Our average cash investment, net of landlord contributions, was approximately $1.4 million for the 15 full service restaurants opened between January 1998 and December 2000, excluding pre-opening costs which averaged approximately $150,000 per restaurant. We expect that in the future our cash investment, net of landlord contributions, will also average approximately $1.4 million, excluding pre- opening costs, which are anticipated to be approximately $175,000 per restaurant.

Our company-owned ASAP restaurants are in the range of 2,000 to 3,000 square feet. Our average cash investment, net of landlord contributions, was approximately $650,000 for the ASAP restaurants opened in 2000, excluding pre-opening costs which averaged approximately $75,000 per restaurant. We expect that future ASAP restaurants, net of landlord contributions, will also generally cost approximately $650,000 and that pre- opening expenses will average approximately $75,000 per restaurant.

Restaurant franchise and licensing arrangements

Our largest franchisee, HMSHost Corporation, operates 21 California Pizza Kitchen ASAP restaurants, primarily in airports, throughout the United States under a development and franchise arrangement. Mirage Resorts operates two full service California Pizza Kitchen restaurants in high-profile resorts in Las Vegas, Nevada. We also have a franchisee operating one full service restaurant in San Antonio, Texas, a franchisee operating one ASAP restaurant in Thousand Oaks, California, an international franchisee operating three full service restaurants in Singapore and Malaysia, and another international franchisee operating two full service restaurants in the Philippines. During 2001, we expect our franchisees to open an additional three to five full service restaurants.

Our development agreement with HMSHost grants it limited exclusive rights to open new ASAP restaurants in airports, in travel plazas along toll-roads and in mall food court locations; however, any location proposed by HMSHost is subject to approval by us in our sole discretion. If HMSHost determines not to submit a bid or proposal for a new airport, or travel plaza or mall location or determines not to include us in the proposal or bid, we are free to bid ourselves or to license another party to operate an ASAP in that location. Under our agreement, HMSHost may only develop a franchised restaurant in a mall when it obtains a master concessionaire agreement with the landlord to provide all food services within the food court or other multiple- concept area. Once we have agreed to HMSHost development of an ASAP restaurant in an airport or travel plaza location, we may not license or operate a full service restaurant ourselves at those locations. There is no corresponding prohibition with respect to mall locations.

HMSHost retains its limited exclusive rights for the development of ASAP restaurants until May 2003, after which it may continue our agreement for three additional terms which ultimately expire in 2018. We have the right to terminate the agreement if HMSHost does not open 25 restaurants by May 2003. HMSHost pays an initial franchise fee of $20,000 for each ASAP restaurant at a new location and $10,000 for each additional ASAP restaurant at an existing location, and continuing royalties at rates of 5% to 5.5% of gross sales. HMSHost franchise agreements typically terminate at the same time as a HMSHost concessionaire agreement to operate at an airport or mall terminates.

Our territorial development agreements with our other franchisees grant them the exclusive right to an identified territory subject to meeting development obligations. Our basic franchise agreement with these franchisees generally requires payment of an initial fee of between $55,000 and $65,000 for a full service restaurant, as well as continuing royalties at a rate of 5% to 6% of gross revenue. Most of our franchise agreements contain a ten- or 20-year term.

Agreement with Kraft Pizza Company

We have entered into a strategic alliance with Kraft Pizza Company to manufacture and distribute a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada. Kraft currently makes and distributes frozen versions of seven of our pizzas: the Five Cheese and Tomato Pizza, BBQ Chicken Pizza, Garlic Chicken Pizza, Rosemary Chicken Potato Pizza, Portobello Mixed Mushroom Pizza, Sausage, Pepperoni & Mushroom Pizza and Thai Chicken Pizza. Our frozen pizzas are currently sold in supermarkets in Atlanta, Las Vegas, Phoenix, the San Francisco Bay area, Sacramento, Hawaii, Denver, Baltimore, Washington, D.C. and the greater Southern California area, including Los Angeles and San Diego. We intend to expand our distribution area to include additional selected markets, with an initial focus on those markets in which our restaurants are located.

Management information systems

All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. Our restaurant systems include a point-of-sale system which facilitates the movement of customer food and beverage orders from the dining areas to the appropriate menu item preparation area within the restaurant. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts and daily labor expense. This information is generally transmitted to the corporate office daily. Each week, every restaurant prepares a flash profit and loss statement that is compared to budget and the prior year.

Our corporate information systems provide management with operating reports that show restaurant performance comparisons with budget and prior year results both for the current accounting period and year-to-date. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly and monthly basis. We believe these systems will enable both restaurant and corporate management to adequately manage the operational and financial performance of our restaurants as necessary to support our planned expansion.

Purchasing

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. To that end, we continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. Specific qualified manufacturers and growers are then inspected and approved for use. This process is repeated at least once a year. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing staff generally negotiates all prices in one of two formats: (a) fixed price contracts generally with terms of between one month to one year or (b) based on monthly commodity pricing formulas.

In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant's kitchen manager determines its daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved local vendors and our national master distributor. The kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We believe that competitively priced, high quality alternative manufacturers, vendors, growers and distributors are available should the need arise.

Employees

As of the date of this report, we have approximately 5,500 employees, including 74 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be very good.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, customer service, ambiance, location and overall dining experience. We believe that our concept, attractive price-value relationship and quality of food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant level employees. The packaged food industry is also intensely competitive.

Trademarks

Our registered trademarks and service marks include, among others, the word mark "California Pizza Kitchen", "ASAP California Pizza Kitchen" and our stylized logo set forth on the front and back pages of this report. We have registered all of our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in 22 foreign countries, in addition to the Benelux Customs Union and the European Union. In order to better protect our brand, we have also registered our ownership of the Internet domain names "www.cpk.com" and "www.californiapizzakitchen.com". We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

Government regulation

Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a licensor-licensee relationship. Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements and sales taxes. In addition, the federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.

Risk Factors

Our growth strategy requires us to open new restaurants at an accelerated pace. We may not be able to achieve this planned expansion.

We are pursuing an accelerated, but disciplined growth strategy which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the hiring, training and retention of qualified operating personnel, especially managers, identification and availability of suitable restaurant sites, competition for restaurant sites, negotiation of favorable lease terms, timely development of new restaurants, including the availability of construction materials and labor, management of construction and development costs of new restaurants, securing required governmental approvals and permits, competition in our markets, and general economic conditions. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

We anticipate that our new restaurants will typically take several months to reach budgeted operating levels due to problems commonly associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by expanding primarily in markets in which we already have a significant presence and by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating our new restaurants on a profitable basis.

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

In accordance with our expansion strategy, we intend to open new restaurants primarily in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to cannibalization of the existing restaurant's customer base.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our master distributor, Meadowbrook Meat Company, Inc., expires in June 2001. Although we believe we will be able to negotiate a similarly-priced contract with either our current master distributor or another distributor, any increase in distribution prices could cause our food and supply costs to increase. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results and cash flows.

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

We and our franchisees currently operate a total of 48 restaurants in California, of which 37 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from its current energy shortages. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

The restaurant industry is affected by litigation and publicity concerning food quality, health and other issues which can cause customers to avoid our restaurants and result in liabilities.

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our restaurants, regardless of whether the allegations are valid or whether California Pizza Kitchen is liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees or licensees. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states' "dram shop" statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease which terminates in August 2002, with an option to extend until August 2007. We lease the majority of our restaurant facilities, although we own our restaurants in: Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; Schaumburg, Illinois; and one location in Atlanta, Georgia. The majority of our leases are for ten- or fifteen-year terms and include options to extend the terms. The majority of our leases also include both minimum rent and percentage-of-sales rent provisions.

Current restaurant locations

As of March 20, 2001, we own 83 restaurants in 17 states and the District of Columbia. We franchise or license our concept to other restaurant operators including: HMSHost Corporation, which operates 21 ASAP restaurants; Mirage Resorts, which operates two full service Las Vegas casino restaurants; a franchisee, which operates one full service restaurant in Texas; a franchisee, which operates one ASAP restaurant in California; and two franchisees, which currently operate a total of five full service restaurants in Singapore, Malaysia and the Philippines.

                                      Franchised/
                                       Licensed    Franchised
                      Company-Owned  Full service     ASAP
       Region         Restaurants(1)  Restaurants  Restaurants  Total
--------------------- -------------- ------------- ----------- -------
   Domestic
   Arizona...........             2        --               1       3
   California........            41        --               7      48
   Colorado..........             3        --           --          3
   Florida...........             3        --               3       6
   Georgia...........             3        --           --          3
   Hawaii............             3        --           --          3
   Illinois(2).......             5        --           --          5
   Indiana...........       --             --               1       1
   Maryland..........             3        --           --          3
   Massachusetts.....             3        --           --          3
   Michigan..........             1        --           --          1
   Minnesota.........       --             --               1       1
   Missouri..........             1        --               2       3
   Nevada............       --                  2       --          2
   New Jersey........             1        --           --          1
   New York..........             4        --               1       5
   North Carolina....       --             --               2       2
   Pennsylvania......             1        --           --          1
   Texas.............             5             1       --          6
   Utah..............       --             --               1       1
   Virginia..........             2        --               3       5
   Washington........             1        --           --          1
   Washington, D.C...             1        --           --          1

   International
   Singapore.........       --                  2       --          2
   Malaysia..........       --                  1       --          1
   The Philippines...       --                  2       --          2
                      -------------- ------------- ----------- -------
     Totals..........            83             8          22     113

--------

(1) All of our company-owned restaurants are full service, except for three ASAP restaurants.

(2) Includes one restaurant in the Chicago area in which we are the general partner and own approximately 70% of the total partnership interests.

ITEM 3. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not a party to any material litigation except as described below.

We are one of the defendants to a lawsuit filed on March 11, 1998 in the 152nd Judicial District Court of Harris County, Texas, brought by The Chair King, Inc., as the named plaintiff in a class action suit under the Telephone Consumer Protection Act of 1991. This lawsuit alleges that we sent 8,200 faxes in violation of the federal act that requires the recipient's consent prior to sending an unsolicited fax. The federal act provides for minimum damages of $500 per fax received by a plaintiff with the possibility for an additional $1,000 per fax if the plaintiff can prove that the defendant knowingly violated the law. Although not currently so certified, if the plaintiff is able to achieve class certification, we could potentially be liable for significant amounts, including the amounts claimed by plaintiff of $4.1 million in regular damages, and $8.2 million in additional damages. We currently believe we will prevail on this claim because the plaintiffs have been unable thus far to produce evidence that any faxes were actually sent by us or on our behalf, or that the agent that we employed to send the faxes did so without obtaining the necessary consents. We filed for and successfully obtained summary judgment in this matter on March 7, 2000. The plaintiffs subsequently filed for appeal to the Texas appeals courts. On August 31, 2000, the presiding judge of the appeals court ordered the lawsuit to mediation, which is currently on- going.

On December 13, 2000, one of our former kitchen managers filed a class action complaint in Los Angeles County Superior Court. This complaint alleges that approximately 70 kitchen managers were improperly denied overtime compensation for more than eight hours of work per day and/or more than 40 hours of work per week in violation of California law. We intend to vigorously defend against this suit; however, if the plaintiff is able to achieve class certification and prevails on the merits of the case, we could potentially be liable for significant amounts. Although we have not had the opportunity to fully investigate the claims stated in the complaint, we believe that the putative class members were performing exempt management work and were therefore not entitled to receive overtime compensation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED

STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol "CPKI." Public trading of our common stock commenced on August 2, 2000. The high and low closing prices of our common stock on the Nasdaq National Market, as reported by the Nasdaq National Market, for the third quarter of 2000 (since our initial public offering on August 2, 2000) were $29.00 per share and $19.00 per share, respectively. The high and low closing prices for the fourth quarter of 2000 were $35.13 per share and $26.63 per share, respectively. As of March 20, 2001, there were approximately 165 holders of record of common stock. On March 20, 2001, the last sale price reported on the Nasdaq National Market for our common stock was $25.75 per share.

Dividend Policy

We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. We have not paid any cash dividends since 1992 when dividends were paid in connection with PepsiCo, Inc.'s acquisition of a controlling interest in us.

Our credit agreement with Bank of America, N.A. currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital stock or the stock of our subsidiaries. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our credit agreement with Bank of America, N.A., or other agreements, and other factors deemed relevant by our board.

Changes in Securities and Use of Proceeds

We registered and sold 5,300,000 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $79,500,000 or $15.00 a share pursuant to registration statement No. 333-37778, which was declared effective on August 1, 2000.

We incurred the following expenses in connection with this offering:

Underwriting discounts and commissions	$ 5,565,000
Other expenses (accounting, legal, printing, etc.)	2,029,000
Total expenses	$ 7,594,000

The net offering proceeds to us after deducting the total expenses above were $71,906,000.

Our use of proceeds conformed to the intended use of proceeds described in the prospectus related to this offering. Our intended use of proceeds as stated in the prospectus was for the repayment of outstanding bank debt, redemption of preferred stock and general corporate purposes. We used $40.0 million from the proceeds to repay the entire outstanding bank debt and $23.7 million from the proceeds to redeem a portion of our outstanding preferred stock. The remainder of the proceeds was used for the development of additional restaurants, working capital requirements and general corporate purposes.

Since we completed our initial public offering in August 2000, we registered and sold an additional 200,000 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $5,187,500 or $25.94 a share pursuant to registration statement No. 333-53088, which was declared effective on February 5, 2001.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 31, 2000 are derived from our audited consolidated financial statements. The audited consolidated financial statements and accompanying notes for each of the three fiscal years in the period ended December 31, 2000, and the report of independent auditors on those years, are included elsewhere in this report. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

Selected Consolidated Financial and Operating Data

(dollars in thousands, except per share, operating data and footnotes)

                                                               Fiscal Year
                                                -----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                ---------  ---------  ---------  ---------  ---------
Statement of Operations  Data:
Revenues:
 Restaurant sales............................. $ 208,322  $ 176,933  $ 165,028  $ 159,391  $ 160,133
 Franchise and other revenues.................     2,482      2,260      2,013      1,025        698
                                                ---------  ---------  ---------  ---------  ---------
   Total revenues.............................   210,804    179,193    167,041    160,416    160,831
Costs and expenses:
 Cost of sales................................    51,748     44,740     43,201     43,361     43,647
 Labor........................................    74,341     63,701     58,547     57,321     57,796
 Direct operating and occupancy...............    41,079     35,848     34,171     36,481     36,633
                                                ---------  ---------  ---------  ---------  ---------
   Total restaurant operating costs...........   167,168    144,289    135,919    137,163    138,076

 General and administrative...................    14,349     13,123     13,890     15,896     15,722
 Depreciation and amortization................     9,568      8,234      7,543      7,807      9,944
 Pre-opening..................................     1,650        763        234        445        279
 Loss on impairment of property and
  equipment and restaurant closures...........     1,839        200         85      9,604        280
 Non-recurring  compensation charge(1)........     1,949         --         --         --         --
                                                ---------  ---------  ---------  ---------  ---------
Operating income (loss).......................    14,281     12,584      9,370    (10,499)    (3,470)

Other income (expense):
 Insurance gain and bank financing fees.......        --       (998)       --         --         277
 Interest expense, net........................    (1,412)    (3,415)    (3,956)      (930)    (3,297)
                                                ---------  ---------  ---------  ---------  ---------
   Total other income (expense), net..........    (1,412)    (4,413)    (3,956)      (930)    (3,020)
                                                ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax
 benefit (provision)..........................    12,869      8,171      5,414    (11,429)    (6,490)
Income tax benefit (provision)(2)(3)..........    (4,504)    (2,772)     5,139       (251)       514
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss).............................     8,365      5,399     10,553    (11,680)    (5,976)
Redeemable preferred stock dividend(4)........       --         --         --     (33,783)       --
Redeemable preferred stock accretion..........    (3,512)    (5,147)    (4,478)       --      (2,626)
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss) attributable to
 common shareholders(5)(6).................... $   4,853  $     252  $   6,075  $ (45,463) $  (8,602)
                                                =========  =========  =========  =========  =========

Net income per common share(7):
   Basic...................................... $    0.35  $    0.02  $    0.60
   Diluted.................................... $    0.35  $    0.02  $    0.58
Shares used in computing net income
 per common share (in thousands)(7):
   Basic......................................    13,703     10,800     10,113
   Diluted....................................    14,013     11,168     10,528

Pro Forma Data(8)(9):
Pro forma net income attributable
 to common shareholders....................... $   9,931  $   8,253
Pro forma net income per common  share:
   Basic...................................... $    0.56  $    0.47
   Diluted.................................... $    0.55  $    0.46
Pro forma shares used in computing net income
 per common share (in thousands):
   Basic......................................    17,888     17,790
   Diluted....................................    18,198     17,965

Selected Operating Data:
System-wide restaurants open at end of year...       112         96         90         80
Company-owned restaurants open
 at end of year...............................        82         70         67         66
Average weekly company-owned full
 service restaurant sales..................... $  53,809  $  49,490  $  47,490  $  43,514
Comparable company-owned
 restaurant sales increase(10)................       7.8%       4.1%       6.1%       0.6%

                                                               Fiscal Year
                                                -----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Cash and cash equivalents..................... $  12,649  $   5,686  $  14,553  $   5,455  $   4,143
Total assets..................................   116,977     94,750     96,155     82,915    104,953
Total debt, including current portion.........        47     40,085     45,385     47,157        192
Redeemable preferred stock....................        --     43,921     38,774     33,783    118,791
Shareholders' equity (deficiency).............    92,318     (9,829)   (10,439)   (16,840)   (39,567)

-----

(1) Non-recurring compensation charge of $1.9 million in 2000 represents the performance based stock options becoming exerciseable in accordance with variable plan accounting under Accounting Principle Board Opinion No. 25. The performance based stock options were granted to Frederick R. Hipp, our Chief Executive Officer and President.

(2) Net loss for 1997 was unfavorably impacted by the recording of a $7.6 million deferred tax asset valuation allowance. We recorded the valuation allowance in 1997 due to uncertainty at the time of our ability to realize the benefit of the net deferred tax asset.

(3) Net income for 1998 was favorably impacted by the reversal of a $7.6 million deferred tax asset valuation allowance that was previously provided for in 1997. We eliminated the valuation allowance in 1998 due to our belief that current year activity made realization of this benefit more likely than not.

(4) In 1997, we declared a redeemable preferred stock dividend payable to our common shareholders.

(5) Net income (loss) attributable to common shareholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces net income or increases net loss attributable to common shareholders for the relative periods.

(6) Net income for 1998 was favorably impacted by the reversal of a $7.6 million deferred tax asset valuation allowance. Assuming an effective tax rate of 33.9%, consistent with fiscal year 1999, net income before redeemable preferred stock accretion would have been reduced by $6.9 million.

(7) See notes 2 and 9 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

(8) Pro forma net income attributable to common shareholders for 2000 is the result of the elimination of $1.1 million in interest expense, net of taxes, related to the repayment of bank debt, the elimination of annual compensation expense of $439,000, net of taxes, due to the amendment of our co- founders' employment agreements, and the elimination of $3.5 million in preferred stock accretion upon the automatic conversion of our preferred stock. Pro forma net income attributable to common shareholders for fiscal 1999 is the result of the elimination of $2.3 million in interest expense, net of taxes, related to the repayment of bank debt, the elimination of annual compensation expense of $595,000, net of taxes, due to the amendment of our co-founders' employment agreements, and the elimination of $5.1 million in preferred stock accretion upon the automatic conversion of our preferred stock.

(9) Pro forma information gives effect, as of the beginning of each period, to the sale of 5,300,000 shares of common stock by us in our initial public offering, the conversion of all outstanding shares of our preferred stock into 1,580,938 shares of common stock and our repurchase of 1,000 shares of common stock from Bruckmann, Rosser, Sherrill & Co., L.P., both pursuant to a plan of recapitalization, and the issuance of 110,696 shares of our common stock upon the exercise of options held by our Chief Executive Officer and President.

(10) Company-owned restaurants are included in the computation of comparable restaurant sales after they have been open 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 20, 2001, we own and operate 83 casual dining restaurants under the names "California Pizza Kitchen" and "California Pizza Kitchen ASAP" in 17 states and the District of Columbia. We also franchise our concept and currently have 30 additional restaurants which operate under franchise or license arrangements. During our more than 15 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and remains, to take our customers' favorite food cravings and put them on a pizza--to figuratively put the world on a pizza.

We opened our first casual dining restaurant in 1985 in Beverly Hills, California and grew steadily to 25 restaurants by early 1992. Our concept, with its signature line of innovative, premium pizzas, open-flame ovens in exhibition-style kitchens and excellent guest service, attracted PepsiCo, Inc. which bought a controlling interest in our company in May 1992.

During the approximately five-year period when PepsiCo was our controlling shareholder, we opened 60 restaurants, 16 of which have subsequently been closed. We experimented with different locations and different restaurant sizes, ranging from 3,600 square feet to more than 11,000 square feet. Our rapid expansion strained our infrastructure, resulted in a variety of management and operational changes, diverted our attention from the execution of our concept and led to disappointing operating results and financial performance, including a decline in comparable restaurant sales in 1996.

At the end of 1996, PepsiCo concluded that it would sell or otherwise divest all of its restaurant businesses, including California Pizza Kitchen. In September 1997, we consummated a series of transactions to effect a merger and leveraged recapitalization through which an investor group led by Bruckmann, Rosser, Sherrill & Co., L.P. acquired a 67.4% interest in our company.

Since the beginning of 1998, we have instituted an accelerated, but disciplined, growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2000, we opened 15 new company-owned, full service restaurants and three ASAP restaurants. We intend to open a minimum of 14 company-owned, full service restaurants in 2001. Our new restaurants typically experience lower operating margins in their first few months of operation due to operational inefficiencies, but are expected to achieve a level of operating performance similar to those of our mature restaurants after 90 days.

Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. In 1999, alcohol sales represented 5.3% of restaurant sales, and in 2000, alcohol sales represented 5.2% of restaurant sales. Our franchise royalties and other revenues consist primarily of monthly royalty income and initial franchise fees.

Cost of sales is composed of food, beverage and paper supply expenses. The components of cost of sales are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

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

In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months. As of December 31, 2000, we had 71 company-owned restaurants which met this criterion.

Results of operations

Our operating results for 2000, 1999 and 1998 are expressed as a percentage of revenues below, except for the components of restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                               2000        1999        1998
                                            ----------  ----------  ----------
Revenues:
  Restaurant sales........................       98.8%      98.7%      98.8%
  Franchise and other revenues............        1.2         1.3         1.2
                                            ----------  ----------  ----------
    Total revenues........................      100.0       100.0       100.0

Costs and expenses:
  Cost of sales...........................       24.8        25.3        26.2
  Labor...................................       35.7        36.0        35.5
  Direct operating and occupancy..........       19.7        20.3        20.7
                                            ----------  ----------  ----------
    Total restaurant operating costs......       80.2        81.6        82.4
  General and administrative..............        6.8         7.3         8.3
  Depreciation and amortization...........        4.5         4.6         4.5
  Pre-opening costs.......................        0.8         0.4         0.1
  Loss on impairment of property and
   equipment and restaurant closures......        0.9         0.1         0.1
  Non-recurring  compensation charge......        0.9         0.0         0.0
                                            ----------  ----------  ----------
Operating income..........................        6.8         7.0         5.6
                                            ----------  ----------  ----------
Other expenses:
  Bank financing fees.....................        0.0        (0.6)        0.0
  Interest expense, net...................       (0.7)       (1.9)       (2.4)
                                            ----------  ----------  ----------
    Total other expenses, net.............       (0.7)       (2.5)       (2.4)
                                            ----------  ----------  ----------
Income before income tax (provision)
 benefit..................................        6.1         4.5         3.2
Income tax (provision) benefit............       (2.1)       (1.5)        3.1
                                            ----------  ----------  ----------
Net income................................        4.0         3.0         6.3
                                            ==========  ==========  ==========

2000 (52 weeks) compared to 1999 (52 weeks)

Total Revenues. Total revenues increased by $31.6 million, or 17.6%, to $210.8 million in 2000 from $179.2 million in 1999 due to a $31.4 million increase in restaurant sales and a $222,000 increase in franchise and other revenues. The increase in restaurant sales was due to $6.8 million in sales from a full year of operations for the five restaurants that opened in 1999, $2.6 million in sales from the consolidation of our limited partnership restaurant, $9.9 million in sales derived from the eleven restaurants opened in 2000, and $13.5 million from comparable restaurant sales increases of 7.8%. This increase in restaurant sales was offset by the loss of revenue from the two restaurants which were closed in 1999. The increase in comparable restaurant sales was driven by increases in customer counts of approximately 4.4% and increases in the average check of approximately 3.4% compared to 1999. Approximately one-half of the increase in average check is due to price increases taken in 2000 and 1999, with the remainder due to modest shifts in our menu mix. Franchise and other revenue growth was due primarily to the six franchise restaurants that opened in 2000 and a full year of operations for the seven new franchise restaurants that opened in 1999.

Cost of sales. Cost of sales increased by $7.0 million, or 15.7%, to $51.7 million in 2000 from $44.7 million in 1999. Cost of sales as a percentage of restaurant sales decreased to 24.8% in 2000 from 25.3% in the prior year. This reduction was primarily a result of increased operational efficiencies and the price increases taken in the second and the fourth quarter of 2000.

Labor. Labor increased by $10.6 million, or 16.7%, to $74.3 million in 2000 from $63.7 million in 1999. Labor as a percentage of restaurant sales decreased to 35.7% in 2000 from 36.0% in the prior year. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor as a percentage of sales resulting from higher weekly store sales in 2000 compared to the prior year. Hourly labor as a percentage of sales decreased to 21.3% in 2000 from 21.7% in 1999. However, due to tight labor markets around the country, rising wage rates, increased workers' compensation and health care benefit expenses and the increase in new store openings, we expect upward pressure on our labor costs on a year-over-year basis commencing in 2001.

Direct operating and occupancy. Direct operating and occupancy increased by $5.3 million, or 14.6%, to $41.1 million in 2000 from $35.8 million in 1999. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.7% in 2000 from 20.3% from the prior year. The reduction was due primarily to higher net sales spread over relatively fixed restaurant level operating and occupancy expenses. We expect that the increase in natural gas prices and rate increases for electricity in California to exert upward pressure on our direct and operating costs on a year-over-year basis commencing in 2001.

General and administrative. General and administrative increased by $1.2 million, or 9.3%, to $14.3 million in 2000 from $13.1 million in 1999. General and administrative as a percentage of total revenue decreased to 6.8% in 2000 from 7.3% in the prior year. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and its ability to leverage its general and administrative personnel, coupled with the elimination of our co- founders'salaries effective October 1, 2000.

Depreciation and amortization. Depreciation and amortization increased by $1.4 million, or 16.2%, to $9.6 million in 2000 from $8.2 million in 1999. The increase was primarily due to the eleven new restaurants opened during 2000 and a full year of depreciation on the restaurants opened in 1999.

Pre-opening. Pre-opening increased by $887,000 to $1.7 million in 2000 from $763,000 in 1999. The increase was due to the eleven restaurants that opened in 2000 compared to the five restaurants that opened in 1999, as well as pre-opening expenses incurred in connection with the restaurants that we plan to open in the first quarter of 2001.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures increased by $1.6 million to $1.8 million in 2000 from $200,000 in 1999. The increase related to the write-down of one restaurant in accordance with Statement of Financial Accounting Standard (SFAS) No. 121. In 1999, we implemented a new point of sales systems in all of our restaurant locations and as a result, we incurred $200,000 related to the write-off of our old point of sale system.

Non-recurring compensation charge. Non-recurring compensation charge of $1.9 million represents the performance-based stock options granted to Frederick R. Hipp, our Chief Executive Officer and President. Upon closing of the initial public offering, these options became exerciseable triggering a variable plan accounting charge in accordance with Accounting Principles Board Opinion (APB) No. 25.

Bank financing fees. Bank financing fees of $1.0 million in 1999 represents the unamortized costs relating to our prior credit agreement, which were written off when we refinanced our senior credit facility in 1999.

Interest expense. Interest expense decreased by $2.0 million to $1.4 million in 2000 from $3.4 million in 1999. The decrease was primarily a result of a lower debt balance due to payments made under our prior credit facility, a lower interest rate due to a new credit facility that was put in place in October 1999, and the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 with the proceeds from our initial public offering.

Income tax provision. The income tax provision for 2000 and 1999 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% and 33.9% tax rate in 2000 and 1999, respectively, comprises the federal and state statutory rates based on the annual estimated effective tax rate for the respective years.

Net income. Net income increased by $3.0 million, or 54.9%, to $8.4 million in 2000 from $5.4 million in 1999. Net income as a percentage of revenues increased to 4.0% in 2000 from 3.0% in 1999. The increase was due to the lower operating costs and interest expense offset by the $1.8 million write down of one restaurant in 2000 in accordance with SFAS No. 121 and the $1.9 million non-recurring compensation charge for performance-based stock options in accordance with APB No. 25.

1999 (52 weeks) compared to 1998 (53 weeks)

Total revenues. Total revenues increased by $12.2 million, or 7.3%, to $179.2 million in 1999 from $167.0 million in 1998 due to an $11.9 million increase in restaurant sales and a $247,000 increase in franchise and other revenues. The increase in restaurant sales was due to $3.1 million in sales from a full year of operations for the two restaurants that opened in 1998, $7.3 million in sales derived from the five restaurants opened in 1999, and $6.5 million from comparable restaurant sales increases of 4.1%. This increase in restaurant sales was offset by two restaurant closures in 1999 and one restaurant closure in 1998, plus the impact of one additional week of sales in 1998 which contributed $3.4 million of revenue in 1998. The increase in comparable restaurant sales was driven by an increase in customer counts of approximately 1.9% and an increase in the average guest check of approximately 2.2% compared to 1998. The increase in average guest check was primarily due to price increases implemented in 1999 and 1998. Franchise and other revenue growth was due to seven new franchise restaurants that opened in 1999 and a full year of operations for the 12 franchise restaurants that opened in 1998.

Cost of sales. Cost of sales increased by $1.5 million, or 3.6%, to $44.7 million in 1999 from $43.2 million in 1998. Cost of sales as a percentage of restaurant sales decreased to 25.3% in 1999 from 26.2% in 1998. This reduction was primarily a result of lower commodity costs in 1999 compared to 1998 and management's ongoing effort to reduce the cost of food products and improve margins.

Labor. Labor increased by $5.2 million, or 8.8%, to $63.7 million in 1999 from $58.5 million in 1998. Labor as a percentage of restaurant sales increased to 36.0% in 1999 from 35.5% in 1998. The increase in labor as a percentage of restaurant sales was primarily due to higher restaurant level management wages as a result of our ongoing initiative to reduce management turnover. Hourly labor as a percentage of sales remained constant at 21.7% in 1999 and 1998.

Direct operating and occupancy. Direct operating and occupancy increased by $1.7 million, or 4.9%, to $35.8 million in 1999 from $34.1 million in 1998. Direct operating and occupancy as a percentage of restaurant sales decreased to 20.3% in 1999 from 20.7% in 1998. The reduction was due primarily to higher net sales spread over relatively fixed restaurant level operating and occupancy expenses.

General and administrative. General and administrative decreased by $767,000, or 5.5%, to $13.1 million in 1999 from $13.9 million in 1998. General and administrative as a percentage of total revenues decreased to 7.3% in 1999 from 8.3% in 1998. The decrease was primarily a result of improved cost management initiatives related to certain insurance programs.

Depreciation and amortization. Depreciation and amortization increased $691,000, or 9.2%, to $8.2 million in 1999 from $7.5 million in 1998. The increase was primarily due to the additional depreciation on the two new restaurants opened during the second half of 1998 and the five new restaurants opened in 1999.

Pre-opening. Pre-opening increased by $529,000 to $763,000 in 1999 from $234,000 in 1998. The increase was due to the five new restaurants opened in 1999 compared to only two restaurants opened in 1998.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures increased by $115,000 to $200,000 in 1999 from $85,000 in 1998. The increase was due to the write off of our old point of sale system. In 1999 we implemented a new point of sale systems in all of our restaurant locations.

Bank financing fees. Bank financing fees of $1.0 million represents the unamortized costs relating to our prior credit agreement, which were written off when we refinanced our senior credit facility in 1999.

Interest expense. Interest expense decreased by $541,000, or 13.7%, to $3.4 million in 1999 from $3.9 million in 1998. The decrease was primarily a result of a lower debt balance due to payments made under our credit facility and higher interest earning cash balances.

Income tax benefit (provision). The income tax benefit (provision) in 1999 and 1998 was based on annual effective tax rates applied to the income (loss) before income tax benefit (provision). The effective tax rate was 33.9% in 1999. In 1998, the income tax benefit differs from the expected income tax provision derived by applying the effective tax rate as a result of an offsetting reduction in the previously provided deferred income tax asset valuation allowance of $7.6 million. The deferred tax asset valuation allowance was reduced since it became more likely than not that the deferred tax asset would be realized in the future.

Net income. Net income decreased by $5.2 million, or 49.0%, to $5.4 million in 1999 from $10.6 million in 1998. Net income as a percentage of revenues decreased to 3.0% in 1999 from 6.3% in 1998. The decrease was due to the income tax benefit received in 1998 as a result of the reduction in the previously provided deferred income tax asset valuation allowance of $7.6 million in 1998.

Potential fluctuations in quarterly results and seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and weather conditions. In the past we have experienced significant variability in pre- opening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of pre-opening costs associated with a given restaurant within the one month immediately preceding, and the month of, the opening of a restaurant. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant for the first three months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had and is expected to continue to have a significant impact on quarterly pre-opening costs and labor and direct operating and occupancy costs. As a result of our plans to open new restaurants at an accelerated pace, we anticipate that we will experience significantly increased pre-opening costs, labor and direct operating and occupancy costs in 2001.

Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, we expect our highest earnings to occur in those periods. As a result of all of these factors, results for any one-quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Liquidity and capital resources

In recent years, we have funded our capital requirements primarily through cash flow from operations. In 2000, net cash flow provided by operating activities was $23.6 million compared to $13.6 million in 1999. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization for both 2000 and 1999, and loss on impairment of property and equipment and restaurant closure and a non-recurring compensation charge for 2000. Net cash flow from operating activities for 1999 was $13.6 million compared to $15.0 million in 1998. The decrease in 1999 from 1998 was primarily due to the reduction of certain liabilities partially offset by a decrease in deferred tax assets.

We use cash to fund the development and construction of new restaurants and the remodel of our existing restaurants. Net cash used in investing activities in 2000 was $24.7 million, of which $16.8 million was spent on new restaurants and $5.1 million was spent on remodels. We opened eleven new restaurants in 2000 compared to five opened in 1999. Net cash used in investing activities for 1999 was $17.3 million, of which approximately $7.7 million was spent on new restaurants opened in 1999, $2.1 million was spent on remodels and $3.3 million was spent on our new point of sales system. Net cash used in investing activities for 1998 was $5.0 million, of which $3.1 million was spent on two new restaurants opened in 1998 and $2.2 million was spent on remodels. We expect to open a minimum of 14 full service restaurants in 2001. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.4 million for our full service restaurants and $650,000 for our ASAP restaurants. Additionally, we anticipate pre-opening costs on average to be approximately $175,000 for our full service restaurants and $75,000 for our ASAP restaurants; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our capital expenditures for 1998 through 2000 were financed primarily through internally generated funds.

Net cash provided by financing activities was $7.9 million in 2000 compared to net cash used in financing activities of $5.2 million in 1999. Financing activities in fiscal 2000 consisted primarily of $72.0 million from the sale of securities net of underwriting fees and expenses offset by debt payments of $40.0 million and cash payments of $23.7 million to our preferred shareholders upon conversion of their preferred stock into common stock. Net cash used in financing activities for 1999 was $5.2 million and was related to our debt payments made under our term loan and revolving line of credit which were incurred in connection with the merger and leveraged recapitalization transaction. We have a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%.

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

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

RISKS

Our market risk exposures are related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than three months as date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 1.0%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of no more than a year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Pizza Kitchen, Inc. and Subsidiaries at December 31, 2000 and January 2, 2000 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Long Beach, California
January 26, 2001, except for Note 14,
  as to which the date is February 13, 2001

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and January 2, 2000
(in thousands, except for share and per share data)

                                                                                  2000       1999
                                                                                ---------  ---------
                                    Assets
Current assets:
  Cash and cash equivalents................................................... $  12,649  $   5,686
  Trade accounts receivable...................................................     1,122      1,509
  Inventories.................................................................     1,609      1,239
  Prepaid expenses and other current assets...................................     2,003      2,395
                                                                                ---------  ---------
Total current assets..........................................................    17,383     10,829
Property and equipment, net...................................................    91,144     78,048
Deferred taxes................................................................     5,953      4,754
Other assets..................................................................     2,497      1,119
                                                                                ---------  ---------
Total assets.................................................................. $ 116,977  $  94,750
                                                                                =========  =========
              Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
  Accounts payable............................................................ $   3,473  $   3,661
  Accrued compensation and benefits...........................................     9,273      7,658
  Accrued rent................................................................     4,763      4,655
  Other accrued liabilities...................................................     5,581      3,993
  Current maturities of long-term debt........................................        47      1,537
                                                                                ---------  ---------
Total current liabilities.....................................................    23,137     21,504
Long-term debt, less current maturities.......................................        --     38,548
Other liabilities.............................................................     1,522        606
Commitments
Redeemable preferred stock:
  Series A 12 1/2% Cumulative Compounding Preferred Stock--0 and 10,151,771
   shares issued and outstanding at December 31, 2000 and January 2, 2000, respectively; liquidation preference of $0 and $24,625 at December 31,
   2000 and January 2, 2000, respectively.....................................        --     24,625
  Series B 13 1/2% Cumulative Compounding Preferred Stock --0 and 10,151,771
   shares issued and outstanding at December 31, 2000 and January 2, 2000, respectively; liquidation preference of $0 and $19,296 at December 31,
   2000 and January 2, 2000, respectively.....................................        --     19,296
Shareholders' equity (deficiency):
  Common Stock--$0.01 par value, 80,000,000 shares authorized,
   17,889,091 and 10,896,570 shares issued and outstanding
   at December 31, 2000 and January 2, 2000, respectively.....................       179        109
  Additional paid-in capital..................................................   198,052    104,340
  Accumulated deficit.........................................................  (105,913)  (114,278)
                                                                                ---------  ---------
Total shareholders' equity (deficiency).......................................    92,318     (9,829)
                                                                                ---------  ---------
Total liabilities and shareholders' equity (deficiency)....................... $ 116,977  $  94,750
                                                                                =========  =========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2000, January 2, 2000 and January 3, 1999
(in thousands, except for per share data)

                                               2000        1999        1998
                                            ----------  ----------  ----------
Revenues:
  Restaurant sales........................ $  208,322  $  176,933  $  165,028
  Franchise and other revenues............      2,482       2,260       2,013
                                            ----------  ----------  ----------
    Total revenues........................    210,804     179,193     167,041

Costs and expenses:
  Cost of sales...........................     51,748      44,740      43,201
  Labor...................................     74,341      63,701      58,547
  Direct operating and occupancy..........     41,079      35,848      34,171
                                            ----------  ----------  ----------
    Total restaurant operating costs......    167,168     144,289     135,919
  General and administrative..............     14,349      13,123      13,890
  Depreciation and amortization...........      9,568       8,234       7,543
  Pre-opening costs.......................      1,650         763         234
  Loss on impairment of property and
   equipment and restaurant closures......      1,839         200          85
  Non-recurring  compensation charge......      1,949         --          --
                                            ----------  ----------  ----------
Operating income..........................     14,281      12,584       9,370
                                            ----------  ----------  ----------
Other expenses:
  Bank financing fees.....................        --         (998)        --
  Interest expense, net...................     (1,412)     (3,415)     (3,956)
                                            ----------  ----------  ----------
    Total other expenses, net.............     (1,412)     (4,413)     (3,956)
                                            ----------  ----------  ----------
Income before income tax (provision)
 benefit..................................     12,869       8,171       5,414
Income tax (provision) benefit............     (4,504)     (2,772)      5,139
                                            ----------  ----------  ----------
Net income................................      8,365       5,399      10,553
Redeemable preferred stock accretion......     (3,512)     (5,147)     (4,478)
                                            ----------  ----------  ----------
Net income attributable to common
 shareholders............................. $    4,853  $      252  $    6,075
                                            ==========  ==========  ==========
Net income per common share:
  Basic................................... $     0.35  $     0.02  $     0.60
                                            ==========  ==========  ==========
  Diluted................................. $     0.35  $     0.02  $     0.58
                                            ==========  ==========  ==========
Shares used in calculating net income per
 common share:
  Basic...................................     13,703      10,800      10,113
                                            ==========  ==========  ==========
  Diluted.................................     14,013      11,168      10,528
                                            ==========  ==========  ==========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
(in thousands, except for per share data)

                                                            New Class B
                                         Common Stock         Common Stock   Additional
                                   -------------------- -------------------   Paid-in    Accumulated
                                     Shares     Amount   Shares     Amount    Capital     Deficit    Total
                                   -----------  ------- ---------  --------  ----------  ---------  --------
Balances at December 28, 1997.....  9,730,285  $    97   269,600  $      3  $  113,290  $(130,230) $(16,840)
 Issuance of common stock.........    157,059        2        --       --           59          --       61
 Exercise of employee stock
  options.........................    346,100        3        --       --          112          --      115
 Exercise of nonemployee stock
  options.........                    235,229        3        --       --          122          --      125
 Preferred stock accretion........         --      --         --       --       (4,478)         --   (4,478)
 Other............................         --      --         --       --           25          --       25
 Net income.......................         --      --         --       --          --      10,553    10,553
                                   -----------  ------- ---------  --------  ----------  ---------  --------
Balances at January 3, 1999....... 10,468,673      105   269,600         3     109,130   (119,677)  (10,439)
 Exercise of employee stock
  options.........................    158,297        1        --       --          135          --      136
 Tax benefit from employee
  stock option exercises..........         --      --         --       --          222          --      222
 Conversion of New Class B to
  common stock....................    269,600        3  (269,600)       (3)        --           --       --
 Preferred stock accretion........         --      --         --       --       (5,147)         --   (5,147)
 Net income.......................         --      --         --       --          --       5,399     5,399
                                   -----------  ------- ---------  --------  ----------  ---------  --------
Balances at January 2, 2000....... 10,896,570      109        --       --      104,340   (114,278)   (9,829)
 Exercise of employee stock
  options.........................    111,583        1        --       --           49          --       50
 Issuance of common stock, net
  of issuance costs of $7,594.....  5,300,000       53        --       --       71,853          --   71,906
 Conversion of preferred stock
  into common stock...............  1,580,938       16        --       --       23,698          --   23,714
 Compensation expense from stock
  option exercise, net.............        --      --         --       --        1,624          --    1,624
 Preferred stock accretion........         --      --         --       --       (3,512)         --   (3,512)
 Net income.......................         --      --         --       --        --         8,365     8,365
                                   -----------  ------- ---------  --------  ----------  ---------  --------
Balances at December 31, 2000..... 17,889,091  $   179        --  $    --   $  198,052  $(105,913) $ 92,318
                                   ===========  ======= =========  ========  ==========  =========  ========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, January 2, 2000 and January 3, 1999
(in thousands)

                                                     2000      1999      1998
                                                   --------  --------  --------
Operating activities:
Net income....................................... $  8,365  $  5,399  $ 10,553
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization..................    9,568     8,086     7,300
  Amortization of bank fees......................        --      148       243
  Net loss on sale of assets.....................        --        --      118
  Bank financing fees ...........................        --      998         --
  Minority interest in limited partnerships......       38         --       46
  Loss on impairment of property and equipment...
   equipment and restaurant closures.............    1,839       200        85
  Non-recurring compensation charge..............    1,949         --        --
  Change in deferred tax asset...................   (1,199)    1,348    (6,102)
  Changes in operating assets and liabilities:
    Trade accounts receivable....................      370       588        28
    Inventories..................................     (388)      (31)      142
    Prepaid expenses and other assets............     (795)   (1,493)     (525)
    Accounts payable.............................     (204)     (924)     (102)
    Accrued liabilities..........................    2,962      (355)    2,876
    Other liabilities............................    1,108      (361)      346
                                                   --------  --------  --------
Net cash provided by operating activities........   23,613    13,603    15,008
                                                   --------  --------  --------
Investing activities:
Capital expenditures.............................  (24,696)  (17,318)   (7,517)
Proceeds from sale of property and equipment.....        --       12     2,490
Distribution from limited partnership............        --        --       50
                                                   --------  --------  --------
Net cash used in investing activities............  (24,696)  (17,306)   (4,977)
                                                   --------  --------  --------
Financing activities:
Proceeds from long-term debt.....................        --   25,000         --
Payments on long-term debt.......................  (40,038)  (45,300)   (1,772)
Proceeds from revolving line of credit...........        --   15,000         --
Net proceeds from issuance of common stock.......   71,956       136       864
Payment related to variable accounting charge....     (325)        --        --
Redemption of preferred stock....................  (23,719)        --        --
Restructuring related expenses...................        --        --      (25)
                                                   --------  --------  --------
Net cash provided by (used in) financing activiti    7,874    (5,164)     (933)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    6,791    (8,867)    9,098
Cash and cash equivalents at beginning of year...    5,686    14,553     5,455
Cash from consolidation of investment
   in limited partnership........................      172         --        --
                                                   --------  --------  --------
Cash and cash equivalents at end of year......... $ 12,649  $  5,686  $ 14,553
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..................................... $  2,037  $  3,640  $  4,552
    Income taxes................................. $  4,673  $  1,303  $    575

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2000, January 2, 2000 and January 3, 1999

(in thousands, except for share data)

Supplemental disclosure of noncash financing activities:

During the fiscal year ended December 31, 2000, the Company began consolidating its limited partnership restaurant. Assets and liabilities acquired upon consolidation, excluding cash, were $35 and $102, respectively.

On August 7, 2000, the Company redeemed all outstanding shares of preferred stock at its liquidation value of $47,433 for a right to receive cash of $23,719 and 1,580,938 shares of common stock.

During the fiscal year ended January 3, 1999, certain employees and nonemployees exercised stock options. Compensation expense incurred by the Company related to the option exercises was approximately $123.

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, January 2, 2000 and January 3, 1999
(in thousands, except for share and per share data)

1. Description of Business

Nature of Business

As of December 31, 2000, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the "Company") owns, operates, licenses or franchises 113 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP in 22 states, the District of Columbia, Guam and three foreign countries, of which 82 are company-owned and 31 operate under franchise or license arrangements.

The Company manages its operations by restaurant. The Company has aggregated its operations to one reportable segment.

2. Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and its wholly owned subsidiaries. In addition, the Company was a general partner in two limited partnerships which were formed to operate two restaurants in Chicago of which one was closed in December 1999. In January 2000, the Company acquired a majority interest in its remaining limited partnership restaurant. As such, beginning January 3, 2000, the Company consolidated the financial statements of the limited partnership with its own financial statements. Prior to fiscal 2000 the Company accounted for its ownership in the limited partnerships (which are not material) under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company's fiscal year ends on the Sunday closest to December 31. The Company's fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, covered 52, 52 and 53 weeks, respectively. For purposes of the accompanying consolidated financial statements, the years ended December 31, 2000, January 2, 2000 and January 3, 1999 may be referred to as the fiscal years 2000, 1999 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company places its cash deposits with highly qualified financial institutions.

Inventories

Inventories consist of food and beverage, uniforms and supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets' estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures, and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of ten to 20 years or the term of the related operating lease.

Liquor Licenses

Transferable liquor licenses, included in other long-term assets, which have a market value are carried at cost and are not amortized.

Gift Certificates

The Company sells gift certificates and recognizes deferred revenue, included in accrued liabilities, for gift certificates outstanding until the gift certificates are redeemed.

Restaurant and Franchise Revenues

Revenues from the operation of Company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants' revenues and are recorded by the Company in the period the related franchised restaurants' revenues are earned.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses totaled $2,226 in fiscal 2000, $2,100 in fiscal 1999 and $2,495 in fiscal 1998.

Pre-opening Costs

The Company follows Statement of Position (SOP) 98- 5, "Reporting on the Costs of Start-up Activities," which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Earnings Per Share

The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income or loss attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Fair Value of Financial Instruments

The fair values of the Company's cash and cash equivalents, trade accounts receivable, accounts payable and all other current liabilities approximate the carrying values because of the short maturities of these instruments.

The fair value of the Company's long-term debt approximates the carrying value based on current rates available to the Company for debt with comparable terms.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit.

The Company maintains a food distribution contract with its sole master distributor, Meadowbrook Meat Company, Inc., that potentially subjects the Company to a concentration of business risk. This contract expires in June 2001. Management of the Company believes it will be able to negotiate a similarly-priced contract with either its current sole master distributor or another distributor.

3. Property and Equipment

Property and equipment consists of the following at December 31, 2000 and January 2, 2000:

                                                       2000        1999
                                                    ----------  ----------
   Land........................................... $    5,786  $    5,786
   Buildings......................................      8,908       7,965
   Furniture, fixtures and equipment..............     53,076      47,030
   Leasehold improvements.........................     80,917      68,845
   Construction in progress.......................      3,975       1,120
                                                    ----------  ----------
                                                      152,662     130,746
   Less accumulated depreciation and amortization.     61,518      52,698
                                                    ----------  ----------
                                                   $   91,144  $   78,048
                                                    ==========  ==========

The Company on an annual basis reviews the carrying value of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on a restaurant by restaurant basis. In accordance with SFAS No. 121, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment in the amount of $1,839 at December 31, 2000. In fiscal 1999, the Company replaced all of its point of sales system and thus expensed $200 related to the disposal.

4. Long-term Debt

Long-term debt consists of the following at December 31, 2000 and January 2, 2000:

                                                       2000        1999
                                                    ----------  ----------
   Term Loan...................................... $      --   $   25,000
   Revolving Note.................................        --       15,000
   10% note payable due November 2001.............         47          85
                                                    ----------  ----------
                                                           47      40,085
   Less current maturities........................         47       1,537
                                                    ----------  ----------
                                                   $      --   $   38,548
                                                    ==========  ==========

As of January 2, 2000, the Company had a credit facility consisting of a $25,000 term loan and a $25,000 revolving note. In connection with entering into the credit facility during 1999, the Company wrote-off $998 of deferred bank financing costs related to the prior credit agreement.

Upon completion of the Company's initial public offering in August, the Company repaid all borrowings outstanding under the term loan and revolving note. On December 15, 2000, the Company replaced its 1999 credit agreement with a $20,000 revolving line of credit with Bank of America, N.A., of which zero is outstanding as of December 31, 2000. The new credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit facility include financial covenants which the Company was in compliance with as of December 31, 2000. Interest expense for all loans totaled $1,881 and $3,722 for the years ended December 31, 2000 and January 2, 2000, respectively. The new credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $420 and $755 at December 31, 2000 and January 2, 2000, respectively.

5. Income Taxes

The details of the benefit (provision) for income
taxes for the years 2000, 1999 and 1998 are set forth below:

                                                    2000        1999         1998
                                                 ----------  -----------  ----------
   Current:
     Federal................................... $   (4,775) $    (1,052) $     (576)
     State.....................................       (829)        (372)       (387)
                                                 ----------  -----------  ----------
                                                    (5,604)      (1,424)       (963)
                                                 ----------  -----------  ----------
   Deferred:
     Federal...................................        997       (1,151)      5,335
     State.....................................        103         (197)        767
                                                 ----------  -----------  ----------
                                                     1,100       (1,348)      6,102
                                                 ----------  -----------  ----------
                                                $   (4,504) $    (2,772) $    5,139
                                                 ==========  ===========  ==========

The income tax benefit (provision) differs from the federal
statutory rate because of the effect of the following items for the fiscal years
2000, 1999 and 1998:

                                                    2000        1999         1998
                                                 ----------  -----------  ----------
   Statutory rate..............................      (35.0)%      (34.0)%     (34.0)%
   State income taxes, net of federal benefit..       (4.2)        (4.5)       (4.5)
   General business and tip tax credit.........        7.2          4.9         5.2
   Other.......................................       (3.0)        (0.3)        --
   Valuation allowance.........................        --          --         128.2
                                                 ----------  -----------  ----------
                                                     (35.0)%      (33.9)%      94.9%
                                                 ==========  ===========  ==========

Deferred income taxes reflect the net tax effects of
temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's net deferred tax asset at December 31,
2000 and January 2, 2000 consist of the following:

                                                                2000         1999
                                                             -----------  ----------
   Deferred tax assets:
     Asset impairment reserves............................. $     3,321  $    2,665
     Insurance reserves....................................         246         396
     Vacation reserves.....................................         470         439
     Other accruals........................................         651         810
     Tax credits...........................................         290         275
     Accrued rent..........................................         555         544
     Book depreciation over tax depreciation...............         420         --
   Deferred tax liabilities:
     Tax depreciation over book depreciation...............        --          (375)
                                                             -----------  ----------
       Net deferred tax asset.............................. $     5,953  $    4,754
                                                             ===========  ==========

6. Preferred Stock

Prior to the closing of the initial public offering
in August 2000, the Company had 10,151,771 shares of Series A 12 1/2% Cumulative
Compounding Preferred Stock issued and outstanding and 10,151,771 shares of
Series B 13 1/2% Cumulative Compounding Preferred Stock issued and outstanding.
The Series A Preferred Stock is entitled to receive cash dividends of $0.2387 per share per annum and all dividends are cumulative, whether or not declared, and are payable annually in arrears. Unpaid dividends accrue interest at 14.5%
annually. The Series B Preferred Stock is entitled to receive cash dividends of
$0.1983 per share per annum and all dividends are cumulative, whether or not declared, and are payable annually in arrears. Unpaid dividends accrue interest at 15.5% annually. The accretion on the Preferred Stock related to the unpaid dividends is reflected in the consolidated statement of shareholders' equity
(deficiency) as a reduction of additional paid-in capital and an increase in the preferred stock book value.

Upon closing of the Company's initial public offering in
August 2000, all shares of Series A 12 1/2% Cumulative Compounding Preferred
Stock and Series B 13 1/2% Cumulative Compounding Preferred Stock plus the accrued but unpaid dividends were automatically converted into a right to receive cash of $23,719 and 1,580,938 shares of common stock.  Upon conversion of the preferred stock all other rights previously assigned ceased.

7. Shareholders' Equity (Deficiency)

The Company completed its initial public offering on
August 7, 2000.  The offering resulted in the issuance of 5,300,000 shares of common stock at $15.00 per share, resulting in net proceeds to the Company of
$71,906.

The Company sold 157,059 shares of common stock during the
year ended January 3, 1999 at their estimated fair value.

On November 30, 1999, the shareholder of New Class B Common
Stock converted all of its shares into 269,600 shares of Common Stock.

8. Common Stock Option Plans

In 1998, the Company adopted the 1998 Stock Based
Incentive Compensation Plan ("1998 Plan"). The 1998 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. In fiscal 2000 the Company increased the amount of shares reserved under the 1998 Plan for future awards from 2,000,000 shares to 2,500,000 shares.
Options under the 1998 Plan may be either nonqualified options or incentive stock options. Nonqualified options may be granted at prices determined by the
Company's Board of Directors. Incentive stock options may be granted at not less than 100% of fair value on the date of grant for employees owning 10% or less of the Company's stock and at not less than 110% for employees owning more than 10%
of the Company's stock. The terms governing the exercise of options and direct stock bonuses are determined by the Company's Board of Directors.

Shares subject to option under the Plans were as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                      Shares       Price
                                                    -----------  ----------

   Outstanding at December 28, 1997................     38,983  $    13.24

   Granted.........................................  1,124,934        0.92
   Exercised.......................................   (581,329)       0.33
   Canceled........................................    (25,634)      13.18
                                                    -----------
   Outstanding at January 3, 1999..................    556,954        1.86
   Granted.........................................    274,500        8.44
   Exercised.......................................   (158,297)       0.86
   Canceled........................................       --            --
                                                    -----------
   Outstanding at January 2, 2000..................    673,157        4.78
   Granted.........................................    503,500       14.83
   Exercised.......................................   (111,583)       0.45
   Canceled........................................    (18,452)       6.46
                                                    -----------
   Outstanding at December 31, 2000................  1,046,622  $    10.05
                                                    ===========

The following table summarizes information regarding options outstanding and options  exercisable at December 31, 2000:

                                Weighted                 Number
                                 Average    Weighted  Exercisable   Weighted
                      Number    Remaining    Average     as of       Average
     Range of           of     Contractual  Exercise  December 31,  Exercise
  Exercise Prices     Shares      Life        Price       2000        Price
------------------- ---------- -----------  --------- ------------  ---------
$2.50..............   266,250        7.64  $    2.50      117,500  $    2.50
 6.54--9.26........   284,500        8.75       8.48       69,245       8.44
 15.00.............   495,872        7.59      15.00       10,372      15.00
                    ----------                        ------------
                    1,046,622        7.92  $   10.05      197,117  $    5.25
                    ==========                        ============

Options available for future grant totaled 615,066 and
600,566 shares at December 31, 2000 and January 2, 2000, respectively.

On August 2, 2000 in connection with the Company's initial
public offering, options to purchase 110,696 shares of common stock were exercised.  These options required the Company to reimburse 20% of the taxable gain incurred upon exercise to the employee.  As a result, the Company incurred a variable plan accounting charge of $1,949 in accordance with Accounting
Principles Board Opinion No. 25 representing the difference between the fair value of the stock at the time of exercise and the option strike price plus the
20% tax reimbursement.

During the year ended January 3, 1999, certain employees
exercised stock options, which required the recording of compensation expense.
Additionally, two non-employees exercised options during 1998, which have been accounted for in accordance with SFAS No. 123. These options were valued at the date of grant and their value was recorded as general and administrative expense in the consolidated statement of income. The Company recognized compensation expense of approximately $123 related to the exercise of employee and non-
employee stock options and received total proceeds of $240.

The Company has elected to follow APB No. 25, "Accounting for
Stock Issued to Employees," and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based
Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income is required by
SFAS No. 123, which also requires that the information be determined as if the
Company has accounted for its employee stock options granted subsequent to
December 31, 1994, under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended 2000,
1999 and 1998.

                                                 2000       1999      1998
                                               ---------  --------  --------

   Risk free interest rate...................      5.20%    5.43%    5.12%
   Expected lives (in years).................      5.00      5.00      5.00
   Dividend yield............................      0.00%    0.00%    0.00%
   Expected volatility.......................      0.35%    0.00%    0.00%

The Black-Scholes option valuation model was developed for
use in estimating the fair value of the traded options which have no vesting restrictions and are usually transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price and expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate of fair value, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair
value of the options is amortized to expense over the options' vesting period.
Under SFAS No. 123, the Company would have incurred an additional compensation expense of $515, $92 and $60 for the fiscal years 2000, 1999 and 1998, respectively.  As a result, diluted earnings per share would have been reduced by $0.02 and $0.01 for 2000 and 1999, respectively.  SFAS No. 123 would have had no impact on diluted earnings per share for 1998.

9. Net Income Per Share

Reconciliation of basic and diluted net income per
share in accordance with SFAS No. 128 for the fiscal years ended December 31,
2000, January 2, 2000 and January 3, 1999 is as follows:

                                                 2000       1999      1998
                                               ---------  --------  --------
Numerator for basic and diluted net income
 per share attributable to common
 shareholders................................     4,853       252     6,075
                                               =========  ========  ========
Denominator (in thousands):
  Denominator for basic net income per
   share--weighted average shares............    13,703    10,800    10,113
  Employee stock options.....................       310       368       415
                                               ---------  --------  --------
  Denominator for diluted net income per
   share--weighted average shares............    14,013    11,168    10,528
                                               =========  ========  ========

10. Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its
corporate headquarters under noncancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rental based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $12,234 for fiscal 2000, $10,719 for fiscal 1999 and $9,234 for fiscal 1998, including contingent rental expense of $924, $615 and $654 for the fiscal years 2000, 1999 and 1998, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under
noncancelable operating leases for the fiscal year end December 31, 2000 are as follows:

   Fiscal year ending:
     2001.................................... $  11,435
     2002....................................    12,122
     2003....................................    11,759
     2004....................................    11,696
     2005....................................    11,619
     Thereafter..............................    66,201
                                               ---------
                                              $ 124,832
                                               =========

Contingencies

The Company is one of the defendants to a lawsuit filed
on March 11, 1998 in the 152nd Judicial District Court of Harris County, Texas,
brought by The Chair King, Inc., as the named plaintiff in a class action suit under the Telephone Consumer Protection Act of 1991. This lawsuit alleges that the Company sent 8,200 faxes in violation of the federal act that requires the recipient's consent prior to sending an unsolicited fax. The federal act provides for minimum damages of $500 per fax received by a plaintiff with the possibility for an additional $1,000 per fax if the plaintiff can prove that the defendant knowingly violated the law. Although not currently so certified, if the plaintiff is able to achieve class certification, the Company could potentially be liable for significant amounts, including the amounts claimed by plaintiff of $4.1 million in regular damages, and $8.2 million in additional damages. Management of the Company believes it will prevail on this claim because the plaintiffs have been unable thus far to produce evidence that any faxes were actually sent by the Company or on its behalf, or that the agent that the Company employed to send the faxes did so without obtaining the necessary consents. The Company filed for and successfully obtained summary judgment in this matter on March 7, 2000. The plaintiffs subsequently filed for appeal to the Texas appeals courts. On August 31, 2000, the presiding judge of the appeals court ordered the lawsuit to mediation, which is currently on-going.

On December 13, 2000, one of the Company's former kitchen
managers filed a class action complaint in Los Angeles County Superior Court.
This complaint alleges that approximately 70 kitchen managers were improperly denied overtime compensation for more than eight hours of work per day and/or more than 40 hours of work per week in violation of California law.  The Company intends to vigorously defend against this suit; however, if the plaintiff is able to achieve class certification and prevails on the merits of the case, the
Company could potentially be liable for significant amounts.  Although the
Company has not had the opportunity to fully investigate the claims stated in the complaint, the management of the Company believes that the putative class members were performing exempt management work and were therefore not entitled to receive overtime compensation.

The Company is also subject to certain legal actions which
have arisen in the ordinary course of business.  The Company is vigorously defending these claims, and in the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position and results of operations.

11. Employee Benefit Plans

In January 1994, the Company established a defined
contribution plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitation.
The plan provides for certain discretionary contributions by the Company. The
Company has recorded contribution expense of $216, $200 and $0 for fiscal 2000,
1999 and 1998, respectively.  The contributions are made subsequent to each fiscal year end.

In November 1999, the Company adopted an employee stock
purchase plan (Purchase Plan) under Section 423 of the Internal Revenue Code of
1986 which became effective with the initial public offering in August 2000 and reserved 375,000 shares for issuance thereunder.  The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods.  Each offering period will be divided into four consecutive 6 month purchase periods.  The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.  There were no purchases under the Purchase Plan in
2000.

12. Related Party Transactions

In connection with the Company's initial public
offering, the Company's Chief Executive Officer exercised options to purchase
110,696 shares of common stock.  Under the agreement granting these options, the
Company was required to pay an amount equal to 20% of the gain recognized by the
Chief Executive Officer for federal income tax purposes, which was $325.  In addition, the Company loaned its Chief Executive Officer $586, which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise.  The full recourse promissory note bears interest at 8.5% and is due two years after the date of exercise.  The loan amount of $586 is included in other assets.

On September 29, 1999 the Company loaned its Chief Financial
Officer and Chief Operating Officer $96 and $71, respectively, to enable them to pay the taxes resulting from their exercise of options to purchase shares of common stock.  The loans are supported by full recourse promissory notes which bears interest at 7.5% per annum.  As of December 31, 2000, the amounts outstanding on these loans totaled $120 and are included in other assets.
Subsequent to year-end, both of these notes were paid in full.

13. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in
thousands, except net income (loss) per share) for fiscal 2000 and 1999 was as follows:

Quarter Ended:                                   Apr 2, 2000 July 2, 2000 Oct 1, 2000 Dec 31, 2000
                                                 ----------  -----------  ----------  -----------

   Total revenues.............................. $   48,266  $    52,639  $   54,969  $    54,930
   Income from operations...................... $    1,985  $     2,420  $    5,047  $     4,829
   Net income.................................. $      796  $     1,092  $    3,190  $     3,287
   Preferred stock accretion................... $    1,458  $     1,472  $      582  $       --
   Net income (loss)  attributable
    to common shareholders..................... $     (662) $      (380) $    2,608  $     3,287
   Diluted net income (loss) per share
     attributable to common shareholders....... $    (0.06) $     (0.04) $     0.17  $     (0.18)

Quarter Ended:                                   Apr 4, 1999 July 4, 1999 Oct 3, 1999 Jan 2, 2000
                                                 ----------  -----------  ----------  -----------

   Total revenues.............................. $   41,934  $    44,127  $   46,874  $    46,258
   Income from operations...................... $    2,763  $     3,230  $    3,564  $     3,027
   Net income.................................. $    1,184  $     1,533  $    1,770  $       912
   Preferred stock accretion................... $    1,259  $     1,296  $    1,296  $     1,296
   Net income (loss)  attributable
    to common shareholders..................... $      (75) $       237  $      474  $      (384)
   Diluted net income (loss) per share
     attributable to common shareholders....... $    (0.01) $      0.02  $     0.04  $     (0.03)

14. Subsequent Events

On February 13, 2001 the Company completed a
secondary offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders.
The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4,400.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the sections
entitled "Proposal No. 1--Election of Directors," "Executive Compensation
and Other Matters" and "Section 16(a) Beneficial Ownership Reporting
Compliance" in the Company's Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000 (the "2000 Proxy
Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth in the section
entitled "Executive Compensation and Other Matters" in the 2000 Proxy Statement,
which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

See the information set forth in the section
entitled "Security Ownership of Certain Beneficial Owners and Management" in the
2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the sections
entitled "Certain Relationships and Related Transactions" and "Compensation
Committee Interlocks and Insider Participation" in the 2000 Proxy Statement,
which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 FORM 8-K

(a) 1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are either not
required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereafter.

3. EXHIBITS

The exhibits listed on the accompanying index to exhibits
immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT INDEX

Exhibit Number

Description

3.1(B)

Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)

Amended and Restated Bylaws

4.1(A)

Specimen Common Stock Certificate

4.2(A)

Registration Rights Agreement dated September 30, 1997

10.1(A)

 Memorandum of Understanding Regarding Form of Agreement between Host Marriott
Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)

Credit Agreement by and among California Pizza Kitchen, Inc. and Bank Of
America, N.A., as Administrative Agent and Issuing Lender, Bankers Trust
Company, as Documentation Agent, and each lender from time to time party thereto, dated October 29, 1999

10.3(A)

 Security Agreement by and among California Pizza Kitchen, Inc., CPK
Management Company, California Pizza Kitchen of Illinois, Inc. and Bank of
America, N.A. dated October 29, 1999

10.4(A)

 Supplemental Security Agreement (Trademarks) by and between CPK Management
Company and Bank of America, N.A. dated October 29, 1999

10.5(A)

 Pledge Agreement by and among California Pizza Kitchen, Inc., California
Pizza Kitchen of Illinois, Inc., H.G. Carrington, Jr., Gregory S. Levin and Bank
of America, N.A. dated October 29, 1999

10.6(A)

 Master Subsidiary Guaranty issued to Bank of America, N.A. by CPK Management
Company and California Pizza Kitchen of Illinois, Inc. dated October 29, 1999

10.7(A)

 Third Amended and Restated Employment Agreement of Richard L. Rosenfield
dated July 6, 2000

10.8(A)

 Third Amended and Restated Employment Agreement of Larry S. Flax dated July
6, 2000

10.9(A)

 Severance Agreement between Frederick R. Hipp and California Pizza Kitchen,
Inc. dated March 31, 1998

10.10(A)

 Severance Agreement between H.G. Carrington, Jr. and California Pizza
Kitchen, Inc. dated May 4, 1998

10.11(A)

 Severance Agreement between Frederick F. Wolfe and California Pizza Kitchen,
Inc. dated November [sic], 1999

10.12(A)

 Severance Agreement between Tom N. Jenneman and California Pizza Kitchen,
Inc. dated November [sic], 1999

10.13(A)

 California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on
November 2, 1999, as amended on June 23, 2000

10.14(A)

 California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan
adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.15(A)

 California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between
California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.16(A)

 Promissory Note between California Pizza Kitchen, Inc. and H.G. Carrington,
Jr. dated September 28, 1999

10.17(A)

 Promissory Note between California Pizza Kitchen, Inc. and Frederick F. Wolfe
dated September 28, 1999

10.18(A)

Securities Holders Agreement dated as of September 30, 1997 among California
Pizza Kitchen, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Richard L.
Rosenfield, Larry S. Flax and the additional investors named therein, as amended on June 30, 2000

10.19(A)

 Share Repurchase Agreement dated as of July 27, 2000 by and between
California Pizza Kitchen, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P.

10.20(B)

 Promissory Note between California Pizza Kitchen, Inc. and Frederick R. Hipp dated August 2, 2000

10.21(B)

Termination Agreement dated as of July 31, 2000 by and among California Pizza
Kitchen, Inc., Bruckmann Rosser, Sherrill & Co., L.P., Richard L.
Rosenfield, Larry S. Flax and the additional investors named therein

10.22(B)

 Credit Agreement by and between California Pizza Kitchen, Inc. and Bank Of
America, N.A., dated December 15, 2000

10.23(B)

 Master Subsidiary Guaranty issued to Bank of America, N.A. by CPK Management
Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

21.1(B)

Subsidiaries of California Pizza Kitchen, Inc.

23.1

Consent of Ernst & Young LLP

--------

  Incorporated by reference to the Registrant's
Registration Statement on Form S-1 (Registration No. 333-37778).

  Incorporated by reference to the Registrant's
Registration Statement on Form S-1 (Registration No. 333-53088).

 (b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the
quarter ended December 31, 2000:

Item Numbers

Description

Filing Date

5

On November 14, 2000, the Board of Directors of California Pizza Kitchen,
Inc. elected Charles G. Phillips to fill the vacancy on the Company's Board. Mr.
Phillips will act as the Company's third independent director and has also been elected to serve on the Company's Audit Committee.

November 22, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)
of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2001

                              California Pizza Kitchen, Inc.

By:

/s/ Frederick R. Hipp

Frederick R. Hipp

                                 Chief Executive Officer,
                                 President and Director

Pursuant to the requirements of the Securities Exchange Act
of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ Larry S. Flax
Larry S. Flax

Co-Chairman of the Board and Director

March 22, 2001

 /s/ Richard L. Rosenfield
Richard L. Rosenfield

Co-Chairman of the Board and Director

March 22, 2001

 /s/ Frederick R. Hipp
Frederick R. Hipp

 Chief Executive Officer, President and Director
(Principal Executive Officer)

March 22, 2001

 /s/ Harold O. Rosser
Harold O. Rosser

Director

March 22, 2001

 /s/ Bruce C. Bruckmann
Bruce C. Bruckmann

Director

March 22, 2001

 /s/ Fortunato N. Valenti
Fortunato N. Valenti

Director

March 22, 2001

 /s/ Charles G. Phillips
Charles G. Phillips

Director

March 22, 2001

 /s/ H.G. Carrington, Jr.
H.G. Carrington, Jr.

Executive Vice President and Chief Financial Officer

March 22, 2001

 /s/ Gregory S. Levin
Gregory S. Levin

Vice President, Controller and Chief Accounting Officer

March 22, 2001

EXHIBIT INDEX

Exhibit Number

Description

3.1(B)

Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)

Amended and Restated Bylaws

4.1(A)

Specimen Common Stock Certificate

4.2(A)

Registration Rights Agreement dated September 30, 1997

10.1(A)

 Memorandum of Understanding Regarding Form of Agreement between Host Marriott
Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)

Credit Agreement by and among California Pizza Kitchen, Inc. and Bank Of
America, N.A., as Administrative Agent and Issuing Lender, Bankers Trust
Company, as Documentation Agent, and each lender from time to time party thereto, dated October 29, 1999

10.3(A)

 Security Agreement by and among California Pizza Kitchen, Inc., CPK
Management Company, California Pizza Kitchen of Illinois, Inc. and Bank of
America, N.A. dated October 29, 1999

10.4(A)

 Supplemental Security Agreement (Trademarks) by and between CPK Management
Company and Bank of America, N.A. dated October 29, 1999

10.5(A)

 Pledge Agreement by and among California Pizza Kitchen, Inc., California
Pizza Kitchen of Illinois, Inc., H.G. Carrington, Jr., Gregory S. Levin and Bank
of America, N.A. dated October 29, 1999

10.6(A)

 Master Subsidiary Guaranty issued to Bank of America, N.A. by CPK Management
Company and California Pizza Kitchen of Illinois, Inc. dated October 29, 1999

10.7(A)

 Third Amended and Restated Employment Agreement of Richard L. Rosenfield
dated July 6, 2000

10.8(A)

 Third Amended and Restated Employment Agreement of Larry S. Flax dated July
6, 2000

10.9(A)

 Severance Agreement between Frederick R. Hipp and California Pizza Kitchen,
Inc. dated March 31, 1998

10.10(A)

 Severance Agreement between H.G. Carrington, Jr. and California Pizza
Kitchen, Inc. dated May 4, 1998

10.11(A)

 Severance Agreement between Frederick F. Wolfe and California Pizza Kitchen,
Inc. dated November [sic], 1999

10.12(A)

 Severance Agreement between Tom N. Jenneman and California Pizza Kitchen,
Inc. dated November [sic], 1999

10.13(A)

 California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on
November 2, 1999, as amended on June 23, 2000

10.14(A)

 California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan
adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.15(A)

 California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between
California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.16(A)

 Promissory Note between California Pizza Kitchen, Inc. and H.G. Carrington,
Jr. dated September 28, 1999

10.17(A)

 Promissory Note between California Pizza Kitchen, Inc. and Frederick F. Wolfe
dated September 28, 1999

10.18(A)

Securities Holders Agreement dated as of September 30, 1997 among California
Pizza Kitchen, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Richard L.
Rosenfield, Larry S. Flax and the additional investors named therein, as amended on June 30, 2000

10.19(A)

 Share Repurchase Agreement dated as of July 27, 2000 by and between
California Pizza Kitchen, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P.

10.20(B)

 Promissory Note between California Pizza Kitchen, Inc. and Frederick R. Hipp dated August 2, 2000

10.21(B)

Termination Agreement dated as of July 31, 2000 by and among California Pizza
Kitchen, Inc., Bruckmann Rosser, Sherrill & Co., L.P., Richard L.
Rosenfield, Larry S. Flax and the additional investors named therein

10.22(B)

 Credit Agreement by and between California Pizza Kitchen, Inc. and Bank Of
America, N.A., dated December 15, 2000

10.23(B)

 Master Subsidiary Guaranty issued to Bank of America, N.A. by CPK Management
Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

21.1(B)

Subsidiaries of California Pizza Kitchen, Inc.

23.1

Consent of Ernst & Young LLP

--------

  Incorporated by reference to the Registrant's
Registration Statement on Form S-1 (Registration 333-37778).

  Incorporated by reference to the Registrant's
Registration Statement on Form S-1 (Registration 333-53088).