Form 10-Q
period 2001-04-01
CALIFORNIA PIZZA KITCHEN INC
filed 2001-05-14
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-31149

California Pizza Kitchen, Inc.
(Exact name of registrant as specified in its charter)

California	95-4040623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6053 West Century Boulevard, 11th Floor
Los Angeles, California    90045-6442
(Address of principal executive offices including zip code)

(310) 342-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    There were 18,285,783 shares of outstanding Common Stock of the Registrant as of May 11, 2001.

California Pizza Kitchen, Inc and Subsidiaries
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets at December 31, 2000 and April 1, 2001	**

Consolidated Statements of Operations for the three months ended April 2, 2000 and April 1, 2001.	**

Consolidated Statements of Cash Flows for the three months ended April 2, 2000 and April 1, 2001.	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

                                                                 April 1,     December 31,
                                                                  2001           2000
                                                              -------------  -------------
                               Assets                          (unaudited)
Current assets:
  Cash and cash equivalents................................. $      16,661  $      12,649
  Trade accounts receivable.................................         1,063          1,122
  Inventories...............................................         1,452          1,609
  Prepaid expenses and other current assets.................         2,488          2,003
                                                              -------------  -------------
Total current assets........................................        21,664         17,383
Property and equipment, net.................................        93,317         91,144
Deferred taxes..............................................         5,953          5,953
Other assets................................................         2,151          2,497
                                                              -------------  -------------
Total assets................................................ $     123,085  $     116,977
                                                              =============  =============
        Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.......................................... $       2,218  $       3,473
  Accrued compensation and benefits.........................         6,500          9,273
  Accrued rent..............................................         4,874          4,763
  Other accrued liabilities.................................         6,755          5,581
  Current maturities of long-term debt......................            37             47
                                                              -------------  -------------
Total current liabilities...................................        20,384         23,137

Other liabilities...........................................         1,050          1,522

Commitments

Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares
    authorized, 18,277,001 and 17,889,091 shares issued
    and outstanding at April 1, 2001 and December 31,
    2000, respectively......................................           183            179
  Additional paid-in capital................................       204,073        198,052
  Accumulated deficit.......................................      (102,605)      (105,913)
                                                              -------------  -------------
Total shareholders' equity..................................       101,651         92,318
                                                              -------------  -------------
Total liabilities and shareholders' equity.................. $     123,085  $     116,977
                                                              =============  =============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

                                                                    Three Months Ended
                                                                  --------------------
                                                                   April 1,   April 2,
                                                                     2001       2000
                                                                  --------- ----------
Revenues:
  Restaurant sales.............................................. $  56,376  $  47,711
  Franchise and other revenues..................................       651        555
                                                                  ---------  ---------
          Total revenues........................................    57,027     48,266
                                                                  ---------  ---------
Restaurant costs and expenses:
  Cost of sales.................................................    13,797     11,799
  Labor.........................................................    20,299     17,086
  Direct operating and occupancy................................    11,257      9,582
                                                                  ---------  ---------
         Total restaurant operating costs.......................    45,353     38,467

  General and administrative....................................     3,669      3,550
  Depreciation and amortization.................................     2,740      2,289
  Pre-opening...................................................       392        136
  Loss on impairment of property and equipment and
    restaurant closures.........................................         --     1,839
                                                                  ---------  ---------
Operating income................................................     4,873      1,985
Other income (expenses):
  Interest income (expense).....................................       216       (761)
                                                                  ---------  ---------
         Total other income (expense), net......................       216       (761)
                                                                  ---------  ---------
Income before income tax provision..............................     5,089      1,224
Income tax provision............................................    (1,781)      (428)
                                                                  ---------  ---------
Net income......................................................     3,308        796
Redeemable preferred stock accretion............................         --    (1,458)
                                                                  ---------  ---------
Net income (loss) attributable to common shareholders........... $   3,308  $    (662)
                                                                  =========  =========
Net income (loss) per common share:
  Basic......................................................... $    0.18  $   (0.06)
                                                                  =========  =========
  Diluted....................................................... $    0.18  $   (0.06)
                                                                  =========  =========
Shares used in calculating net income (loss) per common share:
  Basic.........................................................    18,137     10,897
                                                                  =========  =========
  Diluted.......................................................    18,572     11,216
                                                                  =========  =========

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                    Three Months Ended
                                                                  ----------------------
                                                                   April 1,    April 2,
                                                                     2001        2000
                                                                  ----------  ----------
Operating activities
Net income...................................................... $    3,308  $      796
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..............................      2,740       2,289
    Loss on impairment of property and equipment
      and restaurant closures...................................         --       1,839
    Changes in operating assets and liabilities:
      Trade accounts receivable.................................         59        (637)
      Inventories...............................................        157          73
      Prepaid expenses and other assets.........................       (141)      1,156
      Accounts payable..........................................     (1,255)     (2,064)
      Accrued liabilities.......................................       (680)     (1,180)
      Other liabilities.........................................       (364)        (52)
                                                                  ----------  ----------
Net cash provided by operating activities.......................      3,824       2,220
                                                                  ----------  ----------

Investing activities
    Capital expenditures........................................     (4,938)     (4,337)
                                                                  ----------  ----------
Net cash used in investing activities...........................     (4,938)     (4,337)
                                                                  ----------  ----------

Financing activities
    Payments on long-term debt..................................         (9)         (9)
    Net proceeds from issuance of common stock..................      5,135          --
                                                                  ----------  ----------
Net cash provided by (used in) financing activities.............      5,126          (9)
                                                                  ----------  ----------
Net increase (decrease) in cash and cash equivalents............      4,012      (2,126)
Cash and cash equivalents at beginning of period................     12,649       5,686
Cash from consolidation of investment in limited partnership....         --         172
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $   16,661  $    3,732
                                                                  ==========  ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest..................................................... $        3  $       38
                                                                  ==========  ==========
   Income taxes................................................. $    1,333  $      355
                                                                  ==========  ==========

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 1, 2001
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the "Company" or in the first person notations "we," "us" and "our") owns, operates, licenses or franchises 116 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial condition, results of operations and cash flows for the periods. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 31, 2000 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission. We believe the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our filings with the Securities and Exchange Commission.

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

2. Sales of Securities

The Company completed a follow-on offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.5 million.

On January 15, 2001, employees purchased 69,873 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $891,000.

The Company completed its initial public offering on August 7, 2000. The offering resulted in the issuance of 5,300,000 shares of common stock at $15.00 per share, resulting in net proceeds to the Company of approximately $71.9 million. Upon consummation of the offering, all shares of Series A 12 1/2% cumulative compounding preferred stock and Series B 13 1/2% cumulative compounding preferred stock were automatically converted into a right to receive $23.7 million in cash and 1,580,938 shares of common stock. Additionally, upon completion of the Company's public offering, options to purchase 110,696 shares of common stock were exercised.

3. Long-term Debt and Credit Facilities

Upon completion of the Company's initial public offering in August 2000, the Company repaid all borrowings outstanding under its 1999 credit agreement. On December 15, 2000, the Company replaced its 1999 credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of April 1, 2001. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit facility include financial covenants which the Company was in compliance with as of April 1, 2001.

4. Loss on Impairment of Property and Equipment and Store Closures

The Company reviews the carrying value of its assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," on a restaurant by restaurant basis. In April 2000, the Company determined that one of its restaurant locations, with a net book value of $1,839,000, was impaired. As a result, the Company recorded a $1,839,000 write- down of the book value of the restaurant in accordance with SFAS No. 121. There was no write-down of assets in the first quarter of 2001.

5. Earnings Per Share (in thousands)

                                                                        Three Months Ended
                                                                      ---------- ---------
                                                                       April 1,   April 2,
                                                                         2001       2000
                                                                      ---------  ---------
Numerator for basic and diluted net income (loss) per share
 attributable to common shareholders........................         $   3,308  $    (662)
Denominator:                                                          =========  =========
 Denominator for basic net income (loss) per share -
  weighted average shares...................................            18,137     10,897
 Employee stock options.....................................               435        319
                                                                      ---------  ---------
 Denominator for diluted net income (loss) per share -
  weighted average shares...................................            18,572     11,216
                                                                      =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen is a leading casual dining restaurant chain in the premium pizza segment. We own and operate 85 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 17 states and the District of Columbia. We also franchise our concept and currently have 31 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During our more than 15 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

So far we have opened three full service restaurants in fiscal 2001. We plan to open a minimum of eleven additional full service restaurants in 2001, and have either begun construction or signed lease agreements for all of these additional restaurants.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended April 2, 2000 and April 1, 2001 consist of thirteen weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

Results of Operations

Our operating results for the three months ended April 2, 2000 and April 1, 2001 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                                                    Three Months Ended
                                                                  --------------------
                                                                   April 1,   April 2,
                                                                     2001       2000
                                                                  ---------  ---------
Revenues:
  Restaurant sales..............................................      98.9%     98.9%
  Franchise and other revenues..................................       1.1        1.1
                                                                  ---------  ---------
          Total revenues........................................     100.0      100.0
                                                                  ---------  ---------
Restaurant costs and expenses:
  Cost of sales.................................................      24.5       24.7
  Labor.........................................................      36.0       35.8
  Direct operating and occupancy................................      20.0       20.1
                                                                  ---------  ---------
         Total restaurant operating costs.......................      80.4       80.6

  General and administrative....................................       6.4        7.4
  Depreciation and amortization.................................       4.8        4.7
  Pre-opening...................................................       0.7        0.3
  Loss on impairment of property and equipment and
    restaurant closures.........................................       0.0        3.8
                                                                  ---------  ---------
Operating income................................................       8.5        4.1
Other income (expenses):
  Interest income (expense).....................................       0.4       (1.6)
                                                                  ---------  ---------
         Total other income (expense), net......................       0.4       (1.6)
                                                                  ---------  ---------
Income before income tax provision..............................       8.9        2.5
Income tax provision............................................      (3.1)      (0.9)
                                                                  ---------  ---------
Net income......................................................       5.8%      1.6%
                                                                  =========  =========

Three months ended April 1, 2001 compared to the three months ended
April 2, 2000

Total Revenues.  Total revenues increased by $8.8
million, or 18.2%, to $57.0 million in the first quarter of 2001 from $48.3 million for the first quarter of 2000 due to an $8.7 million increase in restaurant sales and a $96,000 increase in franchise and other revenue. The increase in restaurant sales was due to $5.4 million in sales derived from the eleven restaurants opened subsequent to the first quarter of 2000, $3.0 million from comparable restaurant sales increases of 6.3% and $285,000 from one new store opened in the first quarter of 2001.  The increase in comparable restaurant sales was driven by increases in customer counts of approximately
2.0% and increases in the average check of approximately 4.3% compared to the first quarter of 2000. The increase in average check was due to approximately
3.7% in price increases with the remainder due to modest shifts in our menu mix.
Franchise and other revenue growth was due primarily to a full three months of operations for the four new franchise restaurants that opened subsequent to the first quarter of 2000.

Cost of sales.  Cost of sales increased by $2.0
million, or 16.9%, to $13.8 million for the third quarter of 2000 from $11.8 million for the first quarter of 2000. Cost of sales as a percentage of restaurant sales decreased to 24.5% for the first quarter of 2001 from 24.7% in the comparable quarter for the prior year. This reduction was primarily a result of increased operational efficiency, lower dairy and grocery prices and price increases taken in May and November of 2000.  We do not expect significant movements in cost of sales for the second quarter, except for the possibility of some slight upward pressure due to the operating inefficiencies associated with new store openings and the roll-out of our new menu towards the later part of the second quarter.

Labor.  Labor increased by $3.2 million, or 18.8%, to
$20.3 million for the first quarter of 2001 from $17.1 million for the first quarter of 2000. Labor as a percentage of restaurant sales increased to 36.0%
for the first quarter of 2001 from 35.8% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to higher management labor as a percentage of sales resulting from the hiring of additional managers in anticipation of new store openings.  Despite minimum wage increases, hourly labor as a percentage of sales remained flat at 21.3% for both quarters.
However, due to the increase in new store openings and increased workers'
compensation and health care benefit expenses, we expect upward pressure on our labor costs for the second quarter and remainder of the year.

Direct operating and occupancy.  Direct operating and
occupancy increased by $1.7 million, or 17.5%, to $11.3 million for the first quarter of 2001 from $9.6 million for the first quarter of 2000. Direct operating and occupancy as a percentage of restaurant sales decreased to 20.0%
for the first quarter 2001 from 20.1% for the prior period. The reduction was due primarily to higher net sales spread over relatively fixed restaurant level operating and occupancy expenses, despite a 0.40% increase in the cost of natural gas as a percent of sales during the quarter.  We expect natural gas prices to come down during the summer months as demand for heating diminishes;
however, natural gas prices are expected to remain higher than the previous year.  As such, we expect the increases in natural gas prices and the recently approved electricity rate increases in California to exert upward pressure on our direct operating costs for the second quarter and remainder of the year.

General and administrative.  General and
administrative increased by $119,000, or 3.4%, to $3.7 million for the first quarter of 2001 from $3.6 million for the first quarter of 2000. General and administrative as a percentage of total revenues decreased to 6.4% for the first quarter of 2001 from 7.4% for the prior period. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and its ability to leverage its general and administrative personnel, coupled with the elimination of our co-founders'
salaries effective October 1, 2000.

Depreciation and amortization.  Depreciation and
amortization increased by $451,000, or 19.7%, to $2.7 million for the first quarter of 2001 from $2.3 million for the first quarter of 2000. The increase was primarily due to the eleven new restaurants opened subsequent to the first quarter of 2000.

Pre-opening.  Pre-opening increased by $256,000, to
$392,000 for the first quarter of 2001 from $136,000 for the first quarter of
2000. The increase was due to the one new store that opened in the first quarter of 2001 and the pre-opening costs associated with two restaurants that opened in
April 2001 compared to zero openings in the first quarter of 2000 and three restaurants that opened in April 2000. We expect to incur a substantial increase in pre-opening during the second quarter of 2001 related to five second quarter restaurant openings and a portion of the pre-opening related to two restaurant openings expected to occur early in the third quarter.

Interest income (expense).  Interest income, net of
interest expense, increased by $977,000 to $216,000 for the first quarter of
2001 from interest expense of $761,000 for the first quarter of 2000. The increase was a result of the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our initial public offering.

Income tax provision.  The income tax provision for
the first quarter of 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the first quarter of 2001 comprises the federal and state statutory rates based on the annual estimated effective tax rate for 2001. The 35.0% tax rate applied to the first quarter of 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for 2000.

Liquidity and capital resources

In recent years we have funded our capital
requirements through cash flow from operations. For the first three months of
2001, net cash flow provided by operating activities was $3.8 million compared to $2.2 million for the first three months of 2000. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization for both 2001 and 2000 and the loss on impairment of property and equipment and restaurant closures for 2000.

We use cash to fund the development and construction of new
restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first three months of 2001 and 2000 was $4.9 million and $4.3 million, respectively. We opened one new restaurant in the first three months of
2001 and two restaurants in April 2001.  In 2000, we opened zero restaurants in the first quarter and three restaurants in April 2000. We anticipate opening an additional 11 restaurants in 2001.  We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 to $1.4 million.
Additionally, we anticipate pre-opening costs on average to be approximately
$175,000.  However, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing operations was $5.1 million
for the first three months of 2001 compared to net cash used in financing activities of $9,000 for the first three months of 2000. Financing activities in the first three months of 2001 consisted primarily of an aggregate of $5.1 million from the sale of securities, net of underwriting fees and expenses, and option exercises. Financing activities in the first three months of 2000 consisted primarily of debt payments made under our prior credit facility. At
April 1, 2001 we had a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements through 2001. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Risk Factors

This document contains forward-looking statements
concerning the Company, which involve risks and uncertainties. Such forward-
looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. The Company's actual results may differ materially from those discussed in this document. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted below in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as "believes," "anticipates,"
"expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Our growth strategy requires us to open new restaurants at an accelerated pace. We may not be able to achieve this planned expansion.

We are pursuing an accelerated, but disciplined
growth strategy which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the hiring, training and retention of qualified operating personnel, especially managers, identification and availability of suitable restaurant sites, competition for restaurant sites, negotiation of favorable lease terms, timely development of new restaurants, including the availability of construction materials and labor, management of construction and development costs of new restaurants, securing required governmental approvals and permits, competition in our markets, and general economic conditions. If we are unable to manage these risks effectively, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

Our profitability depends, in part, on our ability
to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our master distributor, Meadowbrook Meat Company, Inc., expires in June 2001. We are currently in negotiations to extend the term of this contract and we believe we will be able to obtain a similarly-priced contract.  However, any increase in distribution prices could cause our food and supply costs to increase.
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

We and our franchisees currently operate a total of
49 restaurants in California, of which 37 are concentrated in the greater Los
Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from its higher energy prices for gas and electricity, as well as the possibility of rolling blackouts due to expected shortages of electricity during the summer of 2001. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in
California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Our market risk exposures are related to our cash
and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than three months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. Interest on the line is calculated on either a bank base rate minus 0.75% or on LIBOR plus 1.0% per annum. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2001, we held our Annual Meeting of
Shareholders.  The matters submitted for vote and the related election results were as follows:

  To re-elect Bruce C. Bruckmann, Larry S. Flax, Brian P. Friedman, Frederick
R. Hipp, Charles G. Phillips, Richard L. Rosenfield, Harold O. Rosser and
Fortunato N. Valenti to the Board of Directors of the Company until the
Company's next annual meeting of shareholders and until their successors are elected.  The results of proxies voted for the re-election were as follows:

Votes For

Votes Withheld

Bruce C. Bruckman

   17,004,846

109,336

Larry S. Flax

15,016,701

2,097,481

Brian P. Friedman

17,004,846

109,336

Frederick R. Hipp

15,016,993

2,097,189

Charles G. Phillips

17,004,846

109,336

Richard L. Rosenfield

15,016,701

2,097,481

Harold O. Rosser

16,936,546

177,636

Fortunato N. Valenti

14,436,257

2,677,925

  To approve an amendment to our 1998 Stock-Based Incentive Compensation Plan
to increase the number of shares available for issuance thereunder by 1,000,000 shares.  The results of proxies voted were as follows:

Votes For

Votes Against

Abstained

Broker Non-votes

   10,118,202

   6,396,380

   13,976

   582,204

  To approve the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ending December 30, 2001.  The results of proxies voted were as follows:

Votes For

Votes Against

Abstained

 16,954,074

 162,980

 2,708

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

10.24

 Third and Fourth Amendments to California Pizza Kitchen, Inc.
1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May
1, 2001

b)

Reports on Form 8-K

 No reports on Form 8-K were filed by the Registrant during
the three months ended April 1, 2001

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001

California Pizza Kitchen, Inc.

By:

/s/ H.G. CARRINGTON JR.

H.G. Carrington Jr

Executive Vice President and Chief Financial Officer

By:

/s/ GREGORY S. LEVIN

Gregory S. Levin

Vice President and Controller and Chief Accounting Officer