Form 10-Q
period 2001-07-01
CALIFORNIA PIZZA KITCHEN INC
filed 2001-08-14
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001 or

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

    There were 18,401,901 shares of outstanding Common Stock of the Registrant as of August 13, 2001.

California Pizza Kitchen, Inc and Subsidiaries
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets at July 1, 2001 and December 31, 2000	**

Consolidated Statements of Operations for the three months ended July 1, 2001 and July 2, 2000 and six months ended July 1, 2001 and July 2, 2000	**

Consolidated Statements of Cash Flows for the six months ended July 1, 2001 and July 2, 2000	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

                                                                 July 1,      December 31,
                                                                  2001           2000
                                                              -------------  -------------
                               Assets                          (unaudited)
Current assets:
  Cash and cash equivalents................................. $      13,361  $      12,649
  Trade accounts receivable.................................         1,123          1,122
  Inventories...............................................         1,649          1,609
  Prepaid expenses and other current assets.................         2,447          2,003
                                                              -------------  -------------
Total current assets........................................        18,580         17,383
Property and equipment, net.................................       101,370         91,144
Deferred taxes..............................................         5,953          5,953
Other assets................................................         2,150          2,497
                                                              -------------  -------------
Total assets................................................ $     128,053  $     116,977
                                                              =============  =============
        Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.......................................... $       2,418  $       3,473
  Accrued compensation and benefits.........................         8,063          9,273
  Accrued rent..............................................         5,024          4,763
  Other accrued liabilities.................................         6,154          5,581
  Current maturities of long-term debt......................            25             47
                                                              -------------  -------------
Total current liabilities...................................        21,684         23,137

Other liabilities...........................................         1,431          1,522

Commitments

Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares
    authorized, 18,301,658 and 17,889,091 shares issued
    and outstanding at July 1, 2001 and December 31,
    2000, respectively......................................           183            179
  Additional paid-in capital................................       204,035        198,052
  Accumulated deficit.......................................       (99,280)      (105,913)
                                                              -------------  -------------
Total shareholders' equity..................................       104,938         92,318
                                                              -------------  -------------
Total liabilities and shareholders' equity.................. $     128,053  $     116,977
                                                              =============  =============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

                                                                    Three Months Ended     Six Months Ended
                                                                  --------------------  --------------------
                                                                   July 1,    July 2,    July 1,    July 2,
                                                                     2001       2000       2001       2000
                                                                  --------- ----------  --------- ----------
Revenues:
  Restaurant sales.............................................. $  59,487  $  51,974  $ 115,863  $  99,685
  Franchise and other revenues..................................       842        665      1,493      1,220
                                                                  ---------  ---------  ---------  ---------
          Total revenues........................................    60,329     52,639    117,356    100,905
                                                                  ---------  ---------  ---------  ---------
Restaurant costs and expenses:
  Cost of sales.................................................    14,692     12,948     28,489     24,747
  Labor.........................................................    21,473     18,722     41,772     35,808
  Direct operating and occupancy................................    11,798     10,218     23,055     19,800
                                                                  ---------  ---------  ---------  ---------
         Total restaurant operating costs.......................    47,963     41,888     93,316     80,355

  General and administrative....................................     3,826      3,671      7,495      7,221
  Depreciation and amortization.................................     2,873      2,333      5,613      4,621
  Pre-opening...................................................       721        378      1,113        515
  Loss on impairment of property and equipment and
    restaurant closures.........................................          -          -          -     1,839
  Non-recurring compensation....................................          -     1,949           -     1,949
                                                                  ---------  ---------  ---------  ---------
Operating income................................................     4,946      2,420      9,819      4,405
Other income (expense):
  Interest income (expense).....................................       170       (740)       386     (1,501)
                                                                  ---------  ---------  ---------  ---------
         Total other income (expense), net......................       170       (740)       386     (1,501)
                                                                  ---------  ---------  ---------  ---------
Income before income tax provision..............................     5,116      1,680     10,205      2,904
Income tax provision............................................    (1,791)      (588)    (3,572)    (1,016)
                                                                  ---------  ---------  ---------  ---------
Net income......................................................     3,325      1,092      6,633      1,888
Redeemable preferred stock accretion............................          -    (1,472)          -    (2,930)
                                                                  ---------  ---------  ---------  ---------
Net income (loss) attributable to common shareholders........... $   3,325  $    (380) $   6,633  $  (1,042)
                                                                  =========  =========  =========  =========
Net income (loss) per common share:
  Basic......................................................... $    0.18  $   (0.04) $    0.36  $   (0.10)
                                                                  =========  =========  =========  =========
  Diluted....................................................... $    0.18  $   (0.04) $    0.36  $   (0.10)
                                                                  =========  =========  =========  =========
Shares used in calculating net income (loss) per common share:
  Basic.........................................................    18,291     10,897     18,215     10,897
                                                                  =========  =========  =========  =========
  Diluted.......................................................    18,628     10,897     18,604     10,897
                                                                  =========  =========  =========  =========

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                       Six Months Ended
                                                                  ----------------------
                                                                   July 1,     July 2,
                                                                     2001        2000
                                                                  ----------  ----------
Operating activities
Net income...................................................... $    6,633  $    1,888
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..............................      5,614       4,621
    Loss on impairment of property and equipment
      and restaurant closures...................................           -      1,839
    Non-recurring compensation..................................           -      1,949
    Changes in operating assets and liabilities:
      Trade accounts receivable.................................         (1)     (2,359)
      Inventories...............................................        (40)        (65)
      Prepaid expenses and other assets.........................       (101)      1,481
      Accounts payable..........................................     (1,055)     (2,658)
      Accrued liabilities.......................................        535      (1,147)
      Other liabilities.........................................        (92)       (189)
                                                                  ----------  ----------
Net cash provided by operating activities.......................     11,493       5,360
                                                                  ----------  ----------

Investing activities
    Capital expenditures........................................    (15,856)     (9,205)
                                                                  ----------  ----------
Net cash used in investing activities...........................    (15,856)     (9,205)
                                                                  ----------  ----------

Financing activities
    Payments on long-term debt..................................        (21)        (18)
    Net proceeds from issuance of common stock..................      5,096            -
                                                                  ----------  ----------
Net cash provided by (used in) financing activities.............      5,075         (18)
                                                                  ----------  ----------
Net increase (decrease) in cash and cash equivalents............        712      (3,863)
Cash and cash equivalents at beginning of period................     12,649       5,686
Cash from consolidation of investment in limited partnership....           -        172
                                                                  ----------  ----------
Cash and cash equivalents at end of period...................... $   13,361  $    1,995
                                                                  ==========  ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest..................................................... $       25  $      769
                                                                  ==========  ==========
   Income taxes................................................. $    3,570  $    2,290
                                                                  ==========  ==========

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 1, 2001
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the "Company" or in the first person notations "we," "us" and "our") owns, operates, licenses or franchises 120 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial condition, results of operations and cash flows for the periods. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 31, 2000 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

2. Sales of Securities

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

On February 13, 2001, the Company completed a follow-on offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.5 million.

3. Long-term Debt and Credit Facilities

Upon completion of the Company's initial public offering in August 2000, the Company repaid all borrowings outstanding under its 1999 credit agreement. On December 15, 2000, the Company replaced its 1999 credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of July 1, 2001. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit facility include financial covenants which the Company was in compliance with as of July 1, 2001.

4. Loss on Impairment of Property and Equipment and Store Closures

The Company reviews the carrying value of its assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," on a restaurant by restaurant basis. In April 2000, the Company determined that one of its restaurant locations, with a net book value of $1,839,000, was impaired. As a result, the Company recorded a $1,839,000 write- down of the book value of the restaurant in accordance with SFAS No. 121. There was no write-down of assets during the six months ended July 1, 2001.

5. Net Income (Loss) Per Common Share (in thousands)

For the three months ended July 2, 2000 and the six months ended July 2, 2000, the effect of stock options of 319 shares was antidilutive and, accordingly, were excluded from the calculation of the diluted net loss per common share.

                                                                        Three Months Ended     Six Months Ended
                                                                      ---------- ---------  ----------- ----------
                                                                       July 1,    July 2,    July 1,     July 2,
                                                                         2001       2000       2001        2000
                                                                      ---------  ---------  ----------  ----------
Numerator for basic and diluted net income (loss) per share
 attributable to common shareholders........................         $   3,325  $    (380) $    6,633  $   (1,041)
Denominator:                                                          =========  =========  ==========  ==========
 Denominator for basic net income (loss) per share -
  weighted average shares...................................            18,291     10,897      18,215      10,897
 Employee stock options.....................................               337          0         389           0
                                                                      ---------  ---------  ----------  ----------
 Denominator for diluted net income (loss) per share -
  weighted average shares...................................            18,628     10,897      18,604      10,897
                                                                      =========  =========  ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen is a leading casual dining restaurant chain in the premium pizza segment. As of August 13, 2001, we own and operate 91 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 18 states and the District of Columbia. We also franchise our concept and currently have 31 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During our more than 15 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

So far we have opened six full service restaurants in fiscal 2001. In addition, we purchased a restaurant located in San Antonio, Texas, which was formerly operated by a franchisee. We plan to open a minimum of eight additional full service restaurants in 2001, and have begun construction for all of these additional restaurants.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended July 1, 2001 and July 2, 2000 consist of thirteen weeks. The six months ended July 1, 2001 and July 2, 2000 consist of twenty-six weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

Results of Operations

Our operating results for the three months and six months ended July 1, 2001 and July 2, 2000 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                                                    Three Months Ended     Six Months Ended
                                                                  --------------------  --------------------
                                                                   July 1,    July 2,    July 1,    July 2,
                                                                     2001       2000       2001       2000
                                                                  ---------  ---------  ---------  ---------
Revenues:
  Restaurant sales..............................................      98.6%     98.7%     98.7%     98.8%
  Franchise and other revenues..................................       1.4        1.3        1.3        1.2
                                                                  ---------  ---------  ---------  ---------
          Total revenues........................................     100.0      100.0      100.0      100.0
                                                                  ---------  ---------  ---------  ---------
Restaurant costs and expenses:
  Cost of sales.................................................      24.7       24.9       24.6       24.8
  Labor.........................................................      36.1       36.0       36.1       35.9
  Direct operating and occupancy................................      19.8       19.7       19.9       19.9
                                                                  ---------  ---------  ---------  ---------
         Total restaurant operating costs.......................      80.6       80.6       80.5       80.6

  General and administrative....................................       6.3        7.0        6.4        7.2
  Depreciation and amortization.................................       4.8        4.4        4.8        4.6
  Pre-opening...................................................       1.2        0.7        0.9        0.5
  Loss on impairment of property and equipment and
    restaurant closures.........................................       0.0        0.0        0.0        1.8
  Non-recurring compensation....................................       0.0        3.7        0.0        1.9
                                                                  ---------  ---------  ---------  ---------
Operating income................................................       8.2        4.6        8.4        4.4
Other income (expense):
  Interest income (expense).....................................       0.3       (1.4)       0.3       (1.5)
                                                                  ---------  ---------  ---------  ---------
         Total other income (expense), net......................       0.3       (1.4)       0.3       (1.5)
                                                                  ---------  ---------  ---------  ---------
Income before income tax provision..............................       8.5        3.2        8.7        2.9
Income tax provision............................................      (3.0)      (1.1)      (3.0)      (1.0)
                                                                  ---------  ---------  ---------  ---------
Net income......................................................       5.5%      2.1%      5.7%      1.9%
                                                                  =========  =========  =========  =========

Three months ended July 1, 2001 compared to the three months ended
July 2, 2000

Total Revenues.  Total revenues increased by $7.7
million, or 14.6%, to $60.3 million in the second quarter of 2001 from $52.6 million for the second quarter of 2000 due to a $7.5 million increase in restaurant sales and a $177,000 increase in franchise and other revenues. The increase in restaurant sales was due to $3.4 million in sales derived from the eleven restaurants opened during and subsequent to the second quarter of 2000,
$1.8 million from comparable restaurant sales increases of 3.3% and $2.3 million from the six new stores opened and one new store acquired from our franchisee this year.  The increase in comparable restaurant sales was driven by an increase in the average check of approximately 3.3% compared to the second quarter of 2000. The increase in average check was due to approximately 3.0% in price increases with the remainder due to modest shifts in our menu mix.
Franchise and other revenues growth was due primarily to a full three months of operations for the four new franchise restaurants that opened during and after the second quarter of 2000 as well as two new franchise restaurants that opened during the second quarter of 2001.

Cost of sales.  Cost of sales increased by $1.7
million, or 13.5%, to $14.7 million for the second quarter of 2001 from $12.9 million for the second quarter of 2000. Cost of sales as a percentage of restaurant sales decreased to 24.7% for the second quarter of 2001 from 24.9% in the comparable quarter for the prior year. This reduction was primarily a result of increased operational efficiency, lower dairy and grocery costs and menu price increases taken in May 2001 and November 2000.  We do expect slight upward pressure on cost of sales through the remainder of the year due to increases in the block cheese prices and inefficiencies from new stores.

Labor.  Labor increased by $2.8 million, or 14.7%, to
$21.5 million for the second quarter of 2001 from $18.7 million for the second quarter of 2000. Labor as a percentage of restaurant sales increased to 36.1%
for the second quarter of 2001 from 36.0% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to increases in hourly labor related to training for our new menu which was rolled out in June
2001. Hourly labor as a percentage of sales increased from 21.7% in the prior period to 21.9% in the current period.  We expect upward pressure on our labor costs for the remainder of the year due to the increase in new store openings and increased workers' compensation and health care benefit expenses.

Direct operating and occupancy.  Direct operating and
occupancy increased by $1.6 million, or 15.5%, to $11.8 million for the second quarter of 2001 from $10.2 million for the second quarter of 2000. Direct operating and occupancy as a percentage of restaurant sales increased to 19.8%
for the second quarter of 2001 from 19.7% for the prior period. The increase in direct operating and occupancy as a percentage of sales was primarily due to higher utility costs for both natural gas and electricity.  We expect the increases in natural gas prices and the electricity rate increases in California to exert upward pressure on our direct operating costs for the remainder of the year.

General and administrative.  General and
administrative increased by $155,000, or 4.2%, to $3.8 million for the second quarter of 2001 from $3.7 million for the second quarter of 2000. General and administrative as a percentage of total revenues decreased to 6.3% for the second quarter of 2001 from 7.0% for the prior period. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and our ability to leverage our general and administrative personnel, coupled with the elimination of our co-founders'
salaries effective October 1, 2000.

Depreciation and amortization.  Depreciation and
amortization increased by $540,000, or 23.1%, to $2.9 million for the second quarter of 2001 from $2.3 million for the second quarter of 2000. The increase was primarily due to the eight new restaurants opened subsequent to the second quarter of 2000 and six new restaurants opened during 2001.

Pre-opening.  Pre-opening increased by $343,000, to
$721,000 for the second quarter of 2001 from $378,000 for the second quarter of
2000. The increase was due to the five new stores that opened in the second quarter of 2001 compared to three openings in the second quarter of 2000. We expect to incur an increase in pre-opening during the third quarter of 2001 related to five restaurant openings and a portion of the pre-opening related to the three restaurants we expect to open in the fourth quarter.

Interest income (expense).  Interest income, net of
interest expense, increased by $910,000 to $170,000 for the second quarter of
2001 from interest expense of $740,000 for the second quarter of 2000. The increase was a result of the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our initial public offering.

Income tax provision.  The income tax provision for
the second quarter of 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the second quarter of 2001 and 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for both years.

Six months ended July 1, 2001 compared to the six months ended July
2, 2000

Total Revenues.  Total revenues increased by $16.5
million, or 16.3%, to $117.4 million for the first six months of 2001 from
$100.9 million for the first six months of 2000 due to a $16.2 million increase in restaurant sales and a $273,000 increase in franchise and other revenue. The increase in restaurant sales was due to $8.4 million in sales from a full six months of operations for the eleven restaurants that opened in 2000, $4.8 million from comparable restaurant sales increases of 4.7% and $3.0 million from six new stores opened and one new store acquired from our franchisee in the first six months of 2001.  The increase in comparable restaurant sales was driven by an increase in customer counts of approximately 0.9% and an increase in the average check of approximately 3.8% compared to the first six months of
2000. The increase in average check was due to approximately 3.3% in price increases with the remainder due to modest shifts in our menu mix. Franchise and other revenues growth was due primarily to a full six months of operations for the five new franchise restaurants that opened in 2000 as well as two new franchise restaurants that opened during the first six months of 2001.

Cost of sales.  Cost of sales increased by $3.7
million, or 15.1%, to $28.5 million for the first six months of 2001 from $24.7 million for the first six months of 2000. Cost of sales as a percentage of restaurant sales decreased to 24.6% for the first six months months of 2001 from
24.8% for the first six months of 2000. This reduction was primarily a result of increased operational efficiency, lower dairy and grocery costs and menu price increases taken in May of 2001 and November of 2000.  We do expect slight upward pressure on cost of sales through the remainder of the year due to increases in the block cheese price and inefficiencies from new stores.

Labor.  Labor increased by $6.0 million, or 16.7%, to
$41.8 million for the first six months of 2001 from $35.8 million for the first six months of 2000. Labor as a percentage of restaurant sales increased to 36.1%
for the first six months of 2001 from 35.9% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to higher management labor as a percentage of sales resulting from the hiring of additional managers in anticipation of new store openings and higher hourly labor related to training for our new menu which was rolled out in June 2001.
Hourly labor as a percentage of sales increased from 21.5% for the first six months of 2000 to 21.6% for the first six months of 2001.  Due to the increase in new store openings and increased workers' compensation and health care benefit expenses, we expect upward pressure on our labor costs for the remainder of the year.

Direct operating and occupancy.  Direct operating and
occupancy increased by $3.3 million, or 16.4%, to $23.1 million for the first six months of 2001 from $19.8 million for the first six months of 2000. Direct operating and occupancy as a percentage of restaurant sales remained flat at
19.9% for both periods of the year.  We expect some upward pressure on direct and operating costs through the remainder of the year due to higher natural gas prices and electricity rate increases in California.

General and administrative.  General and
administrative increased by $274,000, or 3.8%, to $7.5 million for the first six months of 2001 from $7.2 million for the first six months of 2000. General and administrative as a percentage of total revenues decreased to 6.4% for the first six months of 2001 from 7.2% for the prior period. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and our ability to leverage our general and administrative personnel, coupled with the elimination of our co-founders'
salaries effective October 1, 2000.

Depreciation and amortization.  Depreciation and
amortization increased by $992,000, or 21.5%, to $5.6 million for the first six months of 2001 from $4.6 million for the first six months of 2000. The increase was primarily due to the eleven new restaurants opened during 2000 and the six new restaurants opened during 2001.

Pre-opening.  Pre-opening increased by $598,000, to
$1.1 million for the first six months of 2001 from $515,000 for the first six months of 2000. The increase was due to the six new stores that opened in the first six months of 2001 compared to three openings in the first six months of
2000. We expect to incur an increase in pre-opening during the third quarter of
2001 related to five restaurant openings and a portion of the pre-opening related to the three restaurants we expect to open in the fourth quarter.

Interest income (expense).  Interest income, net of
interest expense, increased by $1.9 million to $386,000 for the first six months of 2001 from interest expense of $1.5 million for the first six months of 2000.
The increase was a result of the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our initial public offering.

Income tax provision.  The income tax provision for the first six months of 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the first six months of 2001 and 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for both years.

Liquidity and capital resources

In recent years we have funded our capital
requirements through cash flow from operations. For the first six months of
2001, net cash flow provided by operating activities was $11.5 million compared to $5.4 million for the first six months of 2000. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization for both 2001 and 2000 and the loss on impairment of property and equipment and restaurant closures and non-recurring compensation for 2000.

We use cash to fund the development and construction of new
restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first six months of 2001 and 2000 was $15.9 million and $9.2 million, respectively. We opened six new restaurants in the first six months of
2001.  In 2000, we opened three restaurants in the first six months of 2000 and two restaurants in July 2000. We anticipate opening a minimum of eight additional restaurants in 2001.  We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 to $1.4 million.  Additionally, we anticipate pre-opening costs on average to be approximately $175,000.  However, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing operations was $5.1 million
for the first six months of 2001 compared to net cash used in financing activities of $18,000 for the first six months of 2000. Financing activities in the first six months of 2001 consisted primarily of an aggregate of $5.1 million from the sale of securities, net of underwriting fees and expenses, and option exercises. Financing activities in the first six months of 2000 consisted primarily of debt payments made under our prior credit facility. At July 1, 2001 we had a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

Our profitability depends, in part, on our ability
to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our master distributor, Meadowbrook Meat Company, Inc., expires in June 2004.  Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results and cash flows.

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

We and our franchisees currently operate a total of
51 restaurants in California, of which 39 are concentrated in the greater Los
Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from its higher energy prices for gas and electricity, as well as the possibility of rolling blackouts due to expected shortages of electricity during the summer of 2001. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in
California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 6, 2001, the complaint that was filed on December 13, 2000 by one of our former kitchen managers in Los Angeles County Superior Court was settled and dismissed.  The terms of the settlement were immaterial to the
Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

None

b)

Reports on Form 8-K

 No reports on Form 8-K were filed by the Registrant during
the three months ended July 1, 2001

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

California Pizza Kitchen, Inc.

By:

/s/GREGORY S. LEVIN

Gregory S. Levin

 Vice President and Chief Financial Officer

(Also signing as Chief Accounting Officer)