Form 10-Q
period 2001-09-30
CALIFORNIA PIZZA KITCHEN INC
filed 2001-11-13
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    There were 18,421,799 shares of outstanding Common Stock of the Registrant as of November 9, 2001.

California Pizza Kitchen, Inc and Subsidiaries
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

                                                               September 30,  December 31,
                                                                  2001           2000
                                                              -------------  -------------
                               Assets                         (unaudited)
Current assets:
  Cash and cash equivalents................................. $      11,382  $      12,649
  Trade accounts receivable.................................           963          1,122
  Inventories...............................................         1,666          1,609
  Prepaid expenses and other current assets.................         2,653          2,003
                                                              -------------  -------------
Total current assets........................................        16,664         17,383
Property and equipment, net.................................       108,136         91,144
Deferred taxes..............................................         5,953          5,953
Other assets................................................         2,182          2,497
                                                              -------------  -------------
Total assets................................................ $     132,935  $     116,977
                                                              =============  =============
        Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.......................................... $       2,499  $       3,473
  Accrued compensation and benefits.........................         6,088          9,273
  Accrued rent..............................................         5,506          4,763
  Other accrued liabilities.................................         7,947          5,581
  Current maturities of long-term debt......................            12             47
                                                              -------------  -------------
Total current liabilities...................................        22,052         23,137

Other liabilities...........................................         1,432          1,522

Commitments

Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares
    authorized, 18,420,574 and 17,889,091 shares issued
    and outstanding at September 30, 2001 and December 31,
    2000, respectively......................................           184            179
  Additional paid-in capital................................       205,178        198,052
  Accumulated deficit.......................................       (95,911)      (105,913)
                                                              -------------  -------------
Total shareholders' equity..................................       109,451         92,318
                                                              -------------  -------------
Total liabilities and shareholders' equity.................. $     132,935  $     116,977
                                                              =============  =============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

                                                                    Three Months Ended           Nine  Months Ended
                                                                  --------------------------  --------------------------
                                                                  September 30, October 1,    September 30, October 1,
                                                                     2001          2000          2001          2000
                                                                  ------------ -------------  ------------ -------------
Revenues:
  Restaurant sales.............................................. $     63,566  $     54,328  $    179,429  $    154,013
  Franchise and other revenues..................................          705           641         2,198         1,861
                                                                  ------------  ------------  ------------  ------------
          Total revenues........................................       64,271        54,969       181,627       155,874
                                                                  ------------  ------------  ------------  ------------
Restaurant costs and expenses:
  Cost of sales.................................................       15,841        13,402        44,330        38,149
  Labor.........................................................       22,920        19,301        64,692        55,109
  Direct operating and occupancy................................       12,670        10,588        35,725        30,388
                                                                  ------------  ------------  ------------  ------------
         Total restaurant operating costs.......................       51,431        43,291       144,747       123,646

  General and administrative....................................        3,894         3,817        11,389        11,038
  Depreciation and amortization.................................        3,085         2,418         8,699         7,040
  Pre-opening...................................................          805           396         1,918           910
  Loss on impairment of property and equipment and
    restaurant closures.........................................          --            --            --          1,839
  Non-recurring compensation....................................          --            --            --          1,949
                                                                  ------------  ------------  ------------  ------------
Operating income................................................        5,056         5,047        14,874         9,452
Other income (expense):
  Interest income (expense).....................................          127          (139)          513        (1,640)
                                                                  ------------  ------------  ------------  ------------
         Total other income (expense), net......................          127          (139)          513        (1,640)
                                                                  ------------  ------------  ------------  ------------
Income before income tax provision..............................        5,183         4,908        15,387         7,812
Income tax provision............................................       (1,814)       (1,718)       (5,386)       (2,734)
                                                                  ------------  ------------  ------------  ------------
Net income......................................................        3,369         3,190        10,001         5,078
Redeemable preferred stock accretion............................          --           (582)          --         (3,512)
                                                                  ------------  ------------  ------------  ------------
Net income attributable to common shareholders.................. $      3,369  $      2,608  $     10,001  $      1,566
                                                                  ============  ============  ============  ============
Net income per common share:
  Basic......................................................... $       0.18  $       0.17  $       0.55  $       0.13
                                                                  ============  ============  ============  ============
  Diluted....................................................... $       0.18  $       0.17  $       0.54  $       0.12
                                                                  ============  ============  ============  ============
Shares used in calculating net income per common share:
  Basic.........................................................       18,383        15,129        18,272        12,307
                                                                  ============  ============  ============  ============
  Diluted.......................................................       18,625        15,473        18,613        12,578
                                                                  ============  ============  ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                     Nine Months Ended
                                                                --------------------------
                                                                September 30, October 1,
                                                                   2001          2000
                                                                ------------  ------------
Operating activities
Net income.................................................... $     10,001  $      5,078
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ............................        8,699         7,040
    Loss on impairment of property and equipment
      and restaurant closures.................................          --          1,839
    Non-recurring compensation................................          --          1,949
    Changes in operating assets and liabilities:
      Trade accounts receivable...............................          159        (2,622)
      Inventories.............................................          (56)         (128)
      Prepaid expenses and other assets.......................         (336)        1,238
      Accounts payable........................................         (974)       (1,940)
      Accrued liabilities.....................................        1,760         2,113
      Other liabilities.......................................         (122)         (100)
                                                                ------------  ------------
Net cash provided by operating activities.....................       19,131        14,467
                                                                ------------  ------------

Investing activities
    Capital expenditures......................................      (25,709)      (15,789)
                                                                ------------  ------------
Net cash used in investing activities.........................      (25,709)      (15,789)
                                                                ------------  ------------

Financing activities
    Payments on long-term debt................................          (34)      (40,027)
    Net proceeds from issuance of common stock................        5,345        71,876
    Redemption of preferred stock.............................          --        (23,719)
                                                                ------------  ------------
Net cash provided by financing activities.....................        5,311         8,130
                                                                ------------  ------------
Net (decrease) increase in cash and cash equivalents..........       (1,267)        6,808
Cash and cash equivalents at beginning of period..............       12,649         5,686
Cash from consolidation of investment in limited partnership..          --            172
                                                                ------------  ------------
Cash and cash equivalents at end of period.................... $     11,382  $     12,666
                                                                ============  ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest................................................... $         25  $      1,879
                                                                ============  ============
   Income taxes............................................... $      3,570  $      2,583
                                                                ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the "Company" or in the first person notations "we," "us" and "our") owns, operates, licenses or franchises 131 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP as of November 13, 2001.

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

On January 15, 2001 and July 16, 2001, employees purchased 69,873 and 68,668 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were approximately $891,000 and $894,000, respectively.

On February 13, 2001, the Company completed a follow-on offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.5 million.

3. Long-term Debt and Credit Facilities

Upon completion of the Company's initial public offering in August 2000, the Company repaid all borrowings outstanding under its 1999 credit agreement. On December 15, 2000, the Company replaced its 1999 credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of September 30, 2001. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit facility include financial covenants which the Company was in compliance with as of September 30, 2001.

4. Loss on Impairment of Property and Equipment and Store Closures

The Company reviews the carrying value of its assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," on a restaurant by restaurant basis. In April 2000, the Company determined that one of its restaurant locations, with a net book value of $1,839,000, was impaired. As a result, the Company recorded a $1,839,000 write-down of the book value of the restaurant in accordance with SFAS No. 121. There was no write-down of assets during the nine months ended September 30, 2001.

5. Net Income Per Common Share (in thousands)

Basic Net Income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock options exercises, calculated using the treasury stock method.

                                                         Three Months Ended         Nine  Months Ended
                                                       ------------------------  ------------------------
                                                       September 30, October 1,  September 30, October 1,
                                                          2001          2000        2001          2000
                                                       ------------  ----------  ------------  ----------
Numerator for basic and diluted net income per share
 attributable to common shareholders................. $      3,369  $    2,608  $     10,001  $    1,566
Denominator:                                           ============  ==========  ============  ==========
 Denominator for basic net income per share -
  weighted average shares............................       18,383      15,129        18,272      12,307
 Employee stock options..............................          242         344           341         271
                                                       ------------  ----------  ------------  ----------
 Denominator for diluted net income per share -
  weighted average shares............................       18,625      15,473        18,613      12,578
                                                       ============  ==========  ============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen is a leading casual dining restaurant chain in the premium pizza segment. As of November 13, 2001, we own and operate 99 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 21 states and the District of Columbia. We also franchise our concept and currently have 32 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During more than 16 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

We have opened 16 new restaurants in 2001, ten of which were opened by September 30, 2001. We do not anticipate opening any additional restaurants this year. In addition, we purchased a restaurant located in San Antonio, Texas which was formerly operated by a franchisee. In 2002, we intend to open 16 to 18 new restaurants. We have signed lease agreements or letters of intent for 17 of these restaurants. We anticipate that our new restaurants will require a cash investment, net of landlord contributions of approximately $1.3 to $1.4 million per restaurant. Pre-opening expenses for each of these new restaurants is expected to average approximately $175,000 per restaurant. Additionally, our new restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have an impact on pre-opening expenses, cost of sales, labor and direct operating and occupancy costs until our restaurant operating base is large enough to mitigate these opening costs and inefficiencies.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended September 30, 2001 and October 1, 2000 consist of thirteen weeks. The nine months ended September 30, 2001 and October 1, 2000 consist of thirty-nine weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

Events of September 11, 2001

The September 11, 2001 terrorist attacks have negatively impacted the United States economy. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. Sales for many of our restaurants were adversely affected as a result of the September 11 attacks. Additional terrorist attacks or related events could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the long-term effects of the attacks, or the impact of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations.
Additionally, we have 19 franchised California Pizza Kitchen ASAP restaurants located in airport terminals throughout the United States. These franchise restaurants were adversely affected by the September 11 terrorist attacks and by the subsequent continuing decline in airport traffic. Although these restaurants are not owned or managed by us, we do expect that these franchise locations will have significantly reduced franchise income in the fourth quarter and possibly next year.

Results of Operations

Our operating results for the three months and nine months ended September 30, 2001 and October 1, 2000 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                                                Three Months Ended           Nine  Months Ended
                                                              --------------------------  --------------------------
                                                              September 30, October 1,    September 30, October 1,
                                                                 2001          2000          2001          2000
                                                              ------------  ------------  ------------  ------------
Revenues:
  Restaurant sales..........................................         98.9%        98.8%        98.8%        98.8%
  Franchise and other revenues..............................          1.1           1.2           1.2           1.2
                                                              ------------  ------------  ------------  ------------
          Total revenues....................................        100.0         100.0         100.0         100.0
                                                              ------------  ------------  ------------  ------------
Restaurant costs and expenses:
  Cost of sales.............................................         24.9          24.7          24.7          24.8
  Labor.....................................................         36.1          35.5          36.1          35.8
  Direct operating and occupancy............................         19.9          19.5          19.9          19.7
                                                              ------------  ------------  ------------  ------------
         Total restaurant operating costs...................         80.9          79.7          80.7          80.3

  General and administrative................................          6.1           6.9           6.3           7.1
  Depreciation and amortization.............................          4.8           4.4           4.8           4.5
  Pre-opening...............................................          1.3           0.7           1.1           0.6
  Loss on impairment of property and equipment and
    restaurant closures.....................................          --            --            --            1.2
  Non-recurring compensation................................          --            --            --            1.3
                                                              ------------  ------------  ------------  ------------
Operating income............................................          7.9           9.2           8.2           6.1
Other income (expense):
  Interest income (expense).................................          0.2          (0.3)          0.3          (1.1)
                                                              ------------  ------------  ------------  ------------
         Total other income (expense), net..................          0.2          (0.3)          0.3          (1.1)
                                                              ------------  ------------  ------------  ------------
Income before income tax provision..........................          8.1           8.9           8.5           5.0
Income tax provision........................................         (2.8)         (3.1)         (3.0)         (1.8)
                                                              ------------  ------------  ------------  ------------
Net income..................................................          5.2%         5.8%         5.5%         3.3%
                                                              ============  ============  ============  ============

Three months ended September 30, 2001 compared to the three months ended October 1, 2000

Total Revenues. Total revenues increased by $9.3 million, or 16.9%, to $64.3 million in the third quarter of 2001 from $55.0 million for the third quarter of 2000 due to a $9.2 million increase in restaurant sales and a $64,000 increase in franchise and other revenues. The increase in restaurant sales was due to $7.6 million in sales derived from the 15 restaurants opened during or subsequent to the third quarter of 2000 and $1.0 million from comparable restaurant sales increases of 1.8%. The increase in comparable restaurant sales was driven by an increase in the average check of approximately 3.0% compared to the third quarter of 2000 and a decrease in traffic of approximately 1.2%. The increase in average check was due to an average aggregate 3.0% price increase taken in November 2000 and May 2001. Franchise and other revenues growth was due to the two new franchise restaurants that opened during the second quarter of 2001 and increased royalties from our partnership with Kraft Pizza Company.

Cost of sales. Cost of sales increased by $2.4 million, or 18.2%, to $15.8 million for the third quarter of 2001 from $13.4 million for the third quarter of 2000. Cost of sales as a percentage of restaurant sales increased to 24.9% for the third quarter of 2001 from 24.7% in the comparable quarter for the prior year. This deterioration was primarily a result of increased cheese prices and inefficiencies from new stores.

Labor. Labor increased by $3.6 million, or 18.8%, to $22.9 million for the third quarter of 2001 from $19.3 million for the third quarter of 2000. Labor as a percentage of restaurant sales increased to 36.1% for the third quarter of 2001 from 35.5% for the prior period. The increase in labor as a percent of sales was due to the de-leveraging of certain labor costs at both the hourly and management positions due to lower sales volumes attributed to the events of September 11 and inefficiencies related to the four new stores that were opened during the quarter. We expect upward pressure on our labor costs in the fourth quarter due to the six new store openings since labor expenses for new restaurants are typically higher than normal during the first 90 days of operations, and due to the de-leveraging of certain labor costs as a result of lower comparable restaurant sales.

Direct operating and occupancy. Direct operating and occupancy increased by $2.1 million, or 19.7%, to $12.7 million for the third quarter of 2001 from $10.6 million for the third quarter of 2000. Direct operating and occupancy as a percentage of restaurant sales increased to 19.9% for the third quarter of 2001 from 19.5% for the prior period. The increase in direct operating and occupancy as a percentage of sales was primarily due to higher utility costs for both natural gas and electricity. While we have seen a reduction in natural gas prices from earlier in the year, we still anticipate the higher electricity rates in California and lower comparable restaurant sales increases to exert upward pressure on our direct operating costs for the remainder of the year.

General and administrative. General and administrative increased by $77,000, or 2.0%, to $3.9 million for the third quarter of 2001 from $3.8 million for the third quarter of 2000. General and administrative as a percentage of total revenues decreased to 6.1% for the third quarter of 2001 from 6.9% for the prior quarter. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher recruiting and personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and our ability to leverage our general and administrative personnel, coupled with the elimination of our co-founders' salaries effective October 1, 2000.

Depreciation and amortization. Depreciation and amortization increased by $667,000, or 27.6%, to $3.1 million for the third quarter of 2001 from $2.4 million for the third quarter of 2000. The increase was primarily due to a full three months of depreciation on the eight new restaurants that opened in the third and fourth quarters of 2000 and depreciation on the ten new restaurants that have opened by September 30, 2001.

Pre-opening. Pre-opening increased by $409,000, to $805,000 for the third quarter of 2001 from $396,000 for the third quarter of 2000. The increase was due to the four new stores that opened in the third quarter of 2001 and some initial pre-opening costs related to the six new store openings in the fourth quarter of 2001 compared to one full service opening and two ASAP openings in the third quarter of 2000.

Interest income (expense). Interest income, net of interest expense, increased by $266,000 to $127,000 for the third quarter of 2001 from interest expense of $139,000 for the third quarter of 2000. The increase was a result of interest income earned on cash balances since the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our initial public offering.

Income tax provision. The income tax provision for the third quarter of 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the third quarter of 2001 and 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for both years.

Nine months ended September 30, 2001 compared to the nine months ended October 1, 2000

Total Revenues. Total revenues increased by $25.8 million, or 16.5%, to $181.6 million for the first nine months of 2001 from $155.9 million for the first nine months of 2000 due to a $25.4 million increase in restaurant sales and a $337,000 increase in franchise and other revenues. The increase in restaurant sales was due to $11.2 million in sales from a full nine months of operations for the eleven restaurants that opened in 2000, $5.9 million from comparable restaurant sales increases of 3.7% and $7.7 million from ten new stores opened and one new store acquired from our franchisee in the first nine months of 2001. The increase in comparable restaurant sales was driven by an increase in customer counts of approximately 0.5% and an increase in the average check of approximately 3.2% compared to the first nine months of 2000. The increase in average check was due to approximately 3.0% in price increases with the remainder due to modest shifts in our menu mix. Franchise and other revenues growth was due primarily to a full nine months of operations for the six new franchise restaurants that opened in 2000 as well as operations for the three new franchise restaurants that opened during the first nine months of 2001.

Cost of sales. Cost of sales increased by $6.2 million, or 16.2%, to $44.3 million for the first nine months of 2001 from $38.1 million for the first nine months of 2000. Cost of sales as a percentage of restaurant sales decreased to 24.7% for the first nine months of 2001 from 24.8% for the first nine months of 2000. This reduction was primarily a result of menu price increases taken in November 2000 and May 2001. We do expect slight upward pressure on cost of sales through the remainder of the year due to inefficiencies from new stores.

Labor. Labor increased by $9.6 million, or 17.4%, to $64.7 million for the first nine months of 2001 from $55.1 million for the first nine months of 2000. Labor as a percentage of restaurant sales increased to 36.1% for the first nine months of 2001 from 35.8% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to higher hourly labor as a result of inefficiencies related to new store openings and higher management labor as a percentage of sales resulting from the hiring of additional managers in anticipation of new store openings. Hourly labor as a percentage of sales increased from 21.4% for the first nine months of 2000 to 21.7% for the first nine months of 2001. Due to the increase in new store openings and anticipated lower comparable restaurant sales increases we do expect some upward pressure on labor costs in the fourth quarter.

Direct operating and occupancy. Direct operating and occupancy costs increased by $5.3 million, or 17.6%, to $35.7 million for the first nine months of 2001 from $30.4 million for the first nine months of 2000. Direct operating and occupancy as a percentage of restaurant sales increased to 19.9% for the first nine months of 2001 from 19.7% for the prior period as a result of higher natural gas and electricity costs. We do anticipate continued upward pressure on direct operating and occupancy costs through the remainder of the year due to electricity rate increases in California and anticipated lower comparable restaurant sales increases.

General and administrative. General and administrative increased by $351,000, or 3.2%, to $11.4 million for the first nine months of 2001 from $11.0 million for the first nine months of 2000. General and administrative as a percentage of total revenues decreased to 6.3% for the first nine months of 2001 from 7.1% for the prior period. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and our ability to leverage our general and administrative personnel, coupled with the elimination of our co-founders' salaries effective October 1, 2000.

Depreciation and amortization. Depreciation and amortization increased by $1.7 million or 23.6%, to $8.7 million for the first nine months of 2001 from $7.0 million for the first nine months of 2000. The increase was primarily due to a full nine months of depreciation for the eleven new restaurants opened during 2000 and the depreciation for the ten new restaurants opened through September 30, 2001.

Pre-opening. Pre-opening increased by $1.0 million, to $1.9 million for the first nine months of 2001 from $0.9 million for the first nine months of 2000. The increase was due to ten new restaurants that opened in the first nine months of 2001 compared to six restaurants that opened in the first nine months of 2000. We expect to incur an increase in pre-opening during the fourth quarter of 2001 related to six restaurant openings compared with five new openings in the prior period.

Interest income (expense). Interest income, net of interest expense, increased by $2.2 million to $513,000 for the first nine months of 2001 from interest expense of $1.6 million for the first nine months of 2000. The increase was a result of the interest earned on the cash balances since the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our initial public offering.

Income tax provision. The income tax provision for the first nine months of 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the first nine months of 2001 and 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for both years.

Liquidity and capital resources

In recent years we have funded our capital requirements through cash flow from operations. For the first nine months of 2001, net cash flow provided by operating activities was $19.1 million compared to $14.5 million for the first nine months of 2000. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization for both 2001 and 2000 and the loss on impairment of property and equipment and restaurant closures and non-recurring compensation for 2000.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first nine months of 2001 and 2000 was $25.7 million and $15.8 million, respectively. We opened ten new restaurants in the first nine months of 2001 and six new restaurants in the first nine months of 2000. Additionally, we have opened six restaurants in the fourth quarter of 2001 for a total of 16 new restaurants in 2001. We anticipate opening 16 to 18 new restaurants in 2002. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 to $1.4 million. We anticipate pre-opening costs on average to be approximately $175,000. However, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing operations was $5.3 million for the first nine months of 2001 compared to net cash provided by financing activities of $8.1 million for the first nine months of 2000. Financing activities in the first nine months of 2001 consisted primarily of an aggregate of $5.3 million from the sale of securities, net of underwriting fees and expenses, and common stock option exercises. Financing activities in the first nine months of 2000 consisted of $71.9 million in proceeds from our initial public offering offset by debt payments of $40.0 million and $23.7 million to our preferred shareholders upon conversion of their preferred stock into common stock. At September 30, 2001 we have a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%.

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

Risk Factors

This document contains forward-looking statements concerning the Company, which involve risks and uncertainties. Such forward- looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. The Company's actual results may differ materially from those discussed in this document. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted below in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Forty-five percent of our restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

We and our franchisees currently operate a total of 53 restaurants in California, of which 41 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from its higher energy prices for gas and electricity. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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
No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001

California Pizza Kitchen, Inc.

By:	/s/ GREGORY S. LEVIN

Gregory S. Levin
Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)