Form 10-K405
period 2001-12-30
CALIFORNIA PIZZA KITCHEN INC
filed 2002-03-11
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4 2002, was $302 million based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      As of March 4, 2002 there were 18,512,245 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held May 7, 2002.

California Pizza Kitchen, Inc.

2001 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended December 28, 1997, January 3, 1999, January 2, 2000, December 31, 2000 and December 30, 2001 are referred to as years 1997, 1998, 1999, 2000 and 2001, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal year 1998 included 53 weeks. All other years shown are 52 weeks. Our quarters typically consist of 13 weeks.

PART I

ITEM 1. BUSINESS

Overview

California Pizza Kitchen is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 11, 2002, we own, license or franchise 130 restaurants in 25 states, the District of Columbia and four foreign countries, of which 101 are company-owned and 29 operate under franchise or license arrangements. During our 17 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

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

Our objectives are to continue to build our brand awareness and customer loyalty, and extend our leadership position in the casual dining and premium pizza segments. To obtain these objectives, we strive to offer innovative menu items using high quality ingredients, including imported Italian tomatoes and pastas, imported Kalamata olives, Japanese eggplant, black tiger shrimp, imported cheeses and exotic lettuces and other fresh produce. We offer generous portions which results in a price-value relationship which we believe has broad consumer appeal. We intend to continue to expand our brand awareness through disciplined company-owned restaurant growth.

Menu

We continuously experiment with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza - the premium pizza. For example, our signature creation, the Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of marinated chicken breast, smoked gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Original Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Our other innovative pizzas include the Philly Cheesesteak Pizza, Grilled Garlic Shrimp Pizza, Jamaican Jerk Chicken Pizza and Caramelized Pear and Gorgonzola Pizza.

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

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom, Pepperoni and Sausage Pizza, the Fresh Tomato, Basil and Garlic Pizza, and the Sweet and Spicy Italian Sausages Pizza which combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Classic Margherita Pizza with imported tomatoes, fresh mozzarella, fresh basil and parmesan cheese and our Rustica Pizza made with imported tomatoes, fresh mozzarella, garlic, crushed chilies, capers and Mediterranean olives. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high quality versions of popular salads, including our Caesar Salad and Original Chopped Salad.

All of our menu items are prepared to order in our full service restaurants. This reinforces our customers' confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers' changing tastes and expectations. Our entrees generally range in price from $7.49 to $12.79 and our average guest check during 2001 was approximately $11.00, including alcoholic beverages. We offer a variety of wines by the bottle or the glass, as well as bottled and tap beers, primarily to complement our menu offerings.

Operations

Restaurant management. We currently have 15 regional directors who report to our Vice President of Operations. Each regional director oversees three to nine restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two other managers. Additionally, depending upon the size and sales volume of a restaurant, we may also employ another kitchen manager or a third manager in the dining area. Most of our full service restaurants employ approximately 50 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personal performance, food and beverage preparation and maintenance of facilities. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. New restaurant managers are trained over a nine-week period at a certified training restaurant. Training includes service, kitchen and management responsibilities. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. In addition, we have detailed written operating procedures, standards and controls, food quality assurance systems, and safety programs. Once a year we hold a general manager conference in which all of our general managers receive additional training on financial information, food preparation, hospitality and other relevant topics.

When we open a new restaurant, we provide varying levels of training to each employee as is necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive training of all new employees for that restaurant. Our training teams stay on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of new employees.

Recruiting and retention. We seek to hire experienced general managers and staff. We support our employees by offering competitive wages, competitive benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including part-time workers, generous discounts on dining, and an employee stock purchase plan which allows all employees who have worked for us for at least a year and who work a minimum of 20 hours per week to participate.

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

Customer satisfaction. Customer satisfaction is of extreme importance to us. To that end, we routinely solicit and analyze our customers' opinions through periodic surveys of 20,000 to 25,000 randomly-selected guests. The mystery shopper program is also an important tool in our quality control efforts from both a food quality and customer service perspective.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention which we believe provides us with a significant competitive advantage. Rick Rosenfield and Larry Flax, our co-founders, currently serve as the focal point of our public relations and media efforts along with our creative menu. Over the last two years, we have appeared on the Today Show, Extra, CNN, Women to Women, Third Rock from the Sun, Will and Grace, and the feature film, Life as a House. Additionally, over the last two years we have been the subject of feature stories appearing in Forbes and Business Week.

We also engage to a limited extent in paid advertising for individual restaurant locations, including billboards and newspaper ads. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings. In 2001, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

We use the openings of our new restaurants as opportunities to reach out to the media. Our openings are often featured on live local television and radio broadcasts and receive coverage in local newspapers. We employ a variety of marketing techniques in connection with our new restaurant openings, including concierge parties, and invitations to media personalities and community leaders. In addition, our openings are associated with a charitable event.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes and donate food and services on an on-going basis. In 2001, we donated pizzas to the World Trade Center rescue workers and contributed over $115,000 to the New York Police and Fire Widow's and Children Benefit Fund. We have developed two cookbooks and the proceeds from these cookbooks are donated to worthwhile children's charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. In addition, we formed a California non-profit public benefit corporation, the CPK Foundation, which supports designated children's charities in the markets in which we operate.

Expansion strategy and site selection

Our restaurant expansion strategy focuses primarily on further penetrating existing markets. As such, we anticipate over the next several years that 70% to 80% of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

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

Our full service restaurants will continue to represent the majority of our growth in the near term. We do, however, own three ASAP restaurants which were opened in 2000. These sites are currently under evaluation and we may convert these premises into full service restaurants in the future.

In 2002, we intend to open a minimum of 17 company-owned, full service restaurants and have signed leases or letters of intent for all of these sites.

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

Unit level economics

For 2001, sales of our 79 full service restaurants, open for the entire period, averaged $2.8 million and generated average restaurant-level pre-tax cash flow of $565,000 per store. Our prototype full service restaurant is approximately 4,800 to 5,000 square feet. Our average cash investment, net of landlord contributions, was approximately $1.3 million for the 16 full service restaurants opened between January 2001 and December 2001, excluding pre-opening costs which averaged approximately $170,000 per restaurant. We expect that in the future our cash investment, net of landlord contributions, will average approximately $1.3 million, excluding pre-opening costs, which are anticipated to be approximately $175,000 per restaurant.

Restaurant franchise and licensing arrangements

With a focus on customer service and an effort to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the concept of 'California Pizza Kitchen ASAP' in 1996. Our ASAP restaurants are designed specifically for the 'grab and go' customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. In addition to our franchised ASAP concept, we franchise on a limited basis our full service restaurants. Our largest ASAP franchisee, HMSHost Corporation, operates 19 California Pizza Kitchen ASAP restaurants, primarily in airports, throughout the United States under a development and franchise arrangement. Mirage Resorts operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada. We also have a franchisee operating one ASAP restaurant in Thousand Oaks, California and one full service restaurant in Ventura, California; an international franchisee operating four full service restaurants with two in Singapore and one each in Malaysia and Indonesia; and another international franchisee operating three full service restaurants in the Philippines. During 2002, we expect our franchisees to open an additional two full service restaurants.

Our development agreement with HMSHost grants it limited exclusive rights to open new ASAP restaurants in airports, travel plazas along toll-roads and in mall food court locations; however, any location proposed by HMSHost is subject to approval by us in our sole discretion. If HMSHost determines not to submit a bid or proposal for a new airport, travel plaza or mall location or determines not to include us in the proposal or bid, we are free to bid ourselves or to license another party to operate an ASAP in that location. Under our agreement, HMSHost may only develop a franchised restaurant in a mall when it obtains a master concessionaire agreement with the landlord to provide all food services within the food court or other multiple-concept area. Once we have agreed to HMSHost development of an ASAP restaurant in an airport or travel plaza location, we may not license or operate a full service restaurant ourselves at those locations. There is no corresponding prohibition with respect to mall locations.

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

Agreement with Kraft Pizza Company

We have entered into a strategic alliance with Kraft Pizza Company to manufacture and distribute a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada. Kraft currently makes and distributes frozen versions of seven of our pizzas: the Five Cheese and Tomato Pizza, BBQ Chicken Pizza, Garlic Chicken Pizza, Rosemary Chicken Potato Pizza, Portobello Mixed Mushroom Pizza, Sausage, Pepperoni & Mushroom Pizza and Thai Chicken Pizza. Our frozen pizzas are currently sold in supermarkets in 19 markets across the US including Los Angeles, San Francisco, Chicago, Denver and Phoenix to name just a few. We intend to continue to expand our distribution area to include additional selected markets, with a continued focus on those markets in which our restaurants are located.

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

In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant's kitchen manager determines its daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved local vendors and our national master distributor. The kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We have competitively priced, high quality alternative manufacturers, vendors, growers and distributors available should the need arise.

Employees

As of the date of this report, we have approximately 6,900 employees, including approximately 94 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be very good.

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

Trademarks

Our registered trademarks and service marks include, among others, the word mark "California Pizza Kitchen", "ASAP California Pizza Kitchen" and our stylized logo set forth on the front and back pages of this report. We have registered all of our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in more than 20 foreign countries, in addition to the Benelux Customs Union and the European Union. In order to better protect our brand, we have also registered our ownership of the Internet domain names "www.cpk.com" and "www.californiapizzakitchen.com". We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

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

As part of our expansion strategy we will be opening up restaurants in markets which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

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

Forty-six percent of our restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

We and our franchisees currently operate a total of 53 restaurants in California, of which 42 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from higher energy prices for gas and electricity. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

Current restaurant locations

As of March 11, 2002, we own 101 restaurants in 21 states and the District of Columbia. We franchise or license our concept to other restaurant operators including: HMSHost Corporation, which operates 19 ASAP restaurants; Mirage Resorts, which operates one full service Las Vegas casino restaurant; a franchisee, which operates one ASAP and one full service restaurant in California; and two franchisees, which currently operate a total of seven full service restaurants in Singapore, Malaysia, Indonesia and the Philippines.

  All of our company-owned restaurants are full service, except for three ASAP restaurants.

  Includes one restaurant in the Chicago area in which we are the general partner and own approximately 70% of the total partnership interests.

ITEM 3. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from 'slip and fall' accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not a party to any material litigation.

We are one of the defendants to a lawsuit filed on March 11, 1998 in the 152nd Judicial District Court of Harris County, Texas, brought by The Chair King, Inc., as the named plaintiff in a class action suit under the Telephone Consumer Protection Act of 1991. We have reached an agreement with the named plaintiff as to the form of a Memorandum of Understanding dated January 25, 2002. We expect the Memorandum of Understanding to constitute a full and final settlement of this lawsuit. The terms of this settlement are immaterial to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol "CPKI." Public trading of our common stock commenced on August 2, 2000. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq market.

	High	Low
Fiscal 2000: Third Quarter Fourth Quarter Fiscal 2002: First Quarter Second Quarter Third Quarter Fourth Quarter	$ 29.00 35.13 $ 31.88 28.13 25.05 26.05	$ 19.00 26.63 $ 21.36 21.24 14.98 15.45

As of March 4, 2002, there were approximately 168 holders of record of common stock. On March 4, 2002, the last sale price reported on the Nasdaq National Market for our common stock was $19.70 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 30, 2001 are derived from our audited consolidated financial statements. The audited consolidated financial statements and accompanying notes for each of the three fiscal years in the period ended December 30, 2001, and the report of independent auditors on those years, are included elsewhere in this report. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

Selected Consolidated Financial and Operating Data

(dollars in thousands, except per share, operating data and footnotes)

                                                                 Fiscal Year
                                                -----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                ---------  ---------  ---------  ---------  ---------
Statement of Operations  Data:
Revenues:
 Restaurant sales............................. $ 246,445  $ 208,322  $ 176,933  $ 165,028  $ 159,391
 Franchise and other revenues.................     2,817      2,482      2,260      2,013      1,025
                                                ---------  ---------  ---------  ---------  ---------
   Total revenues.............................   249,262    210,804    179,193    167,041    160,416
Costs and expenses:
 Cost of sales................................    60,950     51,748     44,740     43,201     43,361
 Labor........................................    88,898     74,341     63,701     58,547     57,321
 Direct operating and occupancy...............    49,344     41,079     35,848     34,171     36,481
                                                ---------  ---------  ---------  ---------  ---------
   Total restaurant operating costs...........   199,192    167,168    144,289    135,919    137,163

 General and administrative...................    15,489     14,349     13,123     13,890     15,896
 Depreciation and amortization................    11,996      9,568      8,234      7,543      7,807
 Pre-opening costs............................     2,867      1,650        763        234        445
 Loss on impairment of property and
  equipment and restaurant closures...........       --       1,839        200         85      9,604
 Non-recurring  compensation charge(1)........       --       1,949        --         --         --
                                                ---------  ---------  ---------  ---------  ---------
Operating income (loss).......................    19,718     14,281     12,584      9,370    (10,499)

Other income (expense):
  Bank financing fees.........................       --         --        (998)       --         --
  Interest income ............................       632        469        306         56        160
  Interest expense............................       (25)    (1,881)    (3,721)    (4,012)    (1,090)
                                                ---------  ---------  ---------  ---------  ---------
   Total other income (expense),..............       607     (1,412)    (4,413)    (3,956)      (930)
                                                ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax
 benefit (provision)..........................    20,325     12,869      8,171      5,414    (11,429)
Income tax benefit (provision)(2)(3)..........    (7,114)    (4,504)    (2,772)     5,139       (251)
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss).............................    13,211      8,365      5,399     10,553    (11,680)
Redeemable preferred stock dividend(4)........       --         --         --         --     (33,783)
Redeemable preferred stock accretion..........       --      (3,512)    (5,147)    (4,478)       --
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss) attributable to
 common shareholders(5)(6).................... $  13,211  $   4,853  $     252  $   6,075  $ (45,463)
                                                =========  =========  =========  =========  =========

Net income per common share(7):
   Basic...................................... $    0.72  $    0.35  $    0.02
   Diluted.................................... $    0.71  $    0.35  $    0.02
Shares used in computing net income
 per common share (in thousands)(7):
   Basic......................................    18,308     13,703     10,800
   Diluted....................................    18,611     14,013     11,168

Selected Operating Data:
System-wide restaurants open at end of year...       131        112         96         90         80
Company-owned restaurants open
 at end of year...............................        99         82         70         67         66
Average weekly company-owned full
 service restaurant sales..................... $  54,438  $  53,809  $  49,490  $  47,490     43,514
Comparable company-owned
 restaurant sales increase(8).................       3.3%       7.8%       4.1%       6.1%       0.6%

                                                                      Fiscal Year
                                                -----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                ---------  ---------  ---------  ---------  ---------
Selected Balance Sheet Data:
Cash and cash equivalents..................... $  19,788  $  12,649  $   5,686  $  14,553  $   5,455
Total assets..................................   145,335    116,977     94,750     96,155     82,915
Total debt, including current portion.........       --         --      40,085     45,385     47,157
Redeemable preferred stock....................       --         --      43,921     38,774     33,783
Shareholders' equity (deficiency).............   114,106     92,318     (9,829)   (10,439)   (16,840)

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

(8) Company-owned restaurants are included in the computation of comparable restaurant sales after they have been open 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 11, 2002, we own and operate 101 casual dining restaurants under the names "California Pizza Kitchen" and "California Pizza Kitchen ASAP" in 21 states and the District of Columbia. We also franchise our concept and currently have 29 additional restaurants which operate under franchise or license arrangements. During our 17 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and remains, to take our customers' favorite food cravings and put them on a pizza - to figuratively put the world on a pizza.

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

Since the beginning of 1998, we have instituted an accelerated, but disciplined, growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2001, we opened 31 new company-owned, full service restaurants and three ASAP restaurants. We intend to open a minimum of 17 company-owned, full service restaurants in 2002. We have signed lease agreements or letters of intent for all of these restaurants. We anticipate that our new restaurants will require a cash investment, net of landlord contributions of approximately $1.3 million per restaurant. Pre-opening expenses for each of these new restaurants is expected to average approximately $175,000 per restaurant. Additionally, our new restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have an impact on pre-opening expenses, cost of sales, labor and direct operating and occupancy costs until our restaurant operating base is large enough to mitigate these opening costs and inefficiencies.

Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. Our franchise royalties and other revenues consist primarily of monthly royalty income and initial franchise fees.

Cost of sales is composed of food, beverage and paper supply expenses. The components of cost of sales are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

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

In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months. As of December 30, 2001, we had 79 full service company-owned restaurants which met this criterion.

Results of operations

Our operating results for 2001, 2000 and 1999 are expressed as a percentage of revenues below, except for the components of restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                               2001        2000        1999
                                            ----------  ----------  ----------
Revenues:
  Restaurant sales........................       98.9%      98.8%      98.7%
  Franchise and other revenues............        1.1         1.2         1.3
                                            ----------  ----------  ----------
    Total revenues........................      100.0       100.0       100.0

Costs and expenses:
  Cost of sales...........................       24.7        24.8        25.3
  Labor...................................       36.1        35.7        36.0
  Direct operating and occupancy..........       20.0        19.7        20.3
                                            ----------  ----------  ----------
Total restaurant operating costs..........       80.8        80.2        81.6
  General and administrative..............        6.2         6.8         7.3
  Depreciation and amortization...........        4.8         4.5         4.6
  Pre-opening costs.......................        1.2         0.8         0.4
  Loss on impairment of property and
   equipment and restaurant closures......        --          0.9         0.1
  Non-recurring  compensation charge......        --          0.9         --
                                            ----------  ----------  ----------
Operating income..........................        7.9         6.8         7.0
                                            ----------  ----------  ----------
Other income (expense) :
  Bank financing fees.....................        --          --         (0.6)
  Interest income ........................        0.3         0.2         0.2
  Interest expense........................        --         (0.9)       (2.1)
                                            ----------  ----------  ----------
Total other income (expense)..............        0.2        (0.7)       (2.5)
                                            ----------  ----------  ----------

Income before income tax provision........        8.2         6.1         4.5
Income tax provision......................       (2.9)       (2.1)       (1.5)
                                            ----------  ----------  ----------
Net income................................        5.3%       4.0%       3.0%
                                            ==========  ==========  ==========

2001 (52 weeks) compared to 2000 (52 weeks)

Total Revenues. Total revenues increased by $38.5 million, or 18.2%, to $249.3 million in 2001 from $210.8 million in 2000 due to a $38.1 million increase in restaurant sales and a $335,000 increase in franchise and other revenues. The increase in restaurant sales was due to $12.2 million in additional sales from a full year of operations for the 11 restaurants that opened in 2000, $18.9 million in sales derived from the 16 restaurants opened in 2001 and the purchase of one of our franchise restaurants in June 2001 and $7.0 million from comparable restaurant sales increases of 3.3%. The increase in comparable restaurant sales was driven by increases in average check of approximately 3.3% and flat customer counts compared to 2000. Approximately 2.8% of the increase in average check was due to price increases with the remainder due to modest shifts in our menu mix. Franchise and other revenue growth was due to the increase in royalties from Kraft's distribution of our frozen pizza, a full year of operations from the six new franchise restaurants that opened in 2000 and the initial franchise fees and royalties from the two franchise restaurants that opened in 2001.

Cost of sales. Cost of sales increased by $9.3 million, or 17.8%, to $61.0 million in 2001 from $51.7 million in 2000. Cost of sales as a percentage of restaurant sales decreased to 24.7% in 2001 from 24.8% in the prior year. This reduction was primarily a result of increased operational efficiencies and the price increases taken in the second and the fourth quarter of 2001.

Labor. Labor increased by $14.6 million, or 19.6%, to $88.9 million in 2001 from $74.3 million in 2000. Labor as a percentage of restaurant sales increased to 36.1% in 2001 from 35.7% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to higher hourly labor which increased to 21.7% of restaurant sales in 2001 from 21.4% in the prior year as a result of inefficiencies related to new store openings and higher management labor as a percentage of sales resulting from the hiring of additional managers in anticipation of new store openings. We expect labor to remain relatively flat in 2002 as our current restaurant base should be large enough to offset new store labor inefficiencies.

Direct operating and occupancy. Direct operating and occupancy increased by $8.3 million, or 20.1%, to $49.3 million in 2001 from $41.1 million in 2000. Direct operating and occupancy as a percentage of restaurant sales increased to 20.0% in 2001 from 19.7% from the prior year. The increase was due primarily to higher natural gas and electricity costs and higher CAM charges for new restaurant openings. We expect direct operating and occupancy costs as a percentage of sales to remain relatively flat in 2002 as a result of the Company's increasing revenue base.

General and administrative. General and administrative increased by $1.1 million, or 7.9%, to $15.5 million in 2001 from $14.3 million in 2000. General and administrative as a percentage of total revenue decreased to 6.2% in 2001 from 6.8% in the prior year. The increase in general and administrative expenses was primarily a result of higher travel and moving expenses related to manager relocations for our new restaurants and higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and its ability to leverage its general and administrative personnel, coupled with the elimination of our co-founders' salaries effective October 1, 2000. We anticipate general and administrative expenses to continue to improve as a percent of sales as a result of administrative efficiencies and a higher revenue base.

Depreciation and amortization. Depreciation and amortization increased by $2.4 million, or 25.4%, to $12.0 million in 2001 from $9.6 million in 2000. The increase was primarily due to the 16 new restaurants opened during 2001 and a full year of depreciation on the 11 restaurants opened in 2000.

Pre-opening costs. Pre-opening costs increased by $1.2 million to $2.9 million in 2001 from $1.7 million in 2000. The increase was due to the 16 restaurants that opened in 2001 compared to the 11 restaurants that opened in 2000, as well as pre-opening costs incurred related to restaurants that we plan to open in the first quarter of 2002.

Loss on impairment of property and equipment and restaurant closures. The $1.8 million loss on impairment of property and equipment for 2000 relates to the write-down of one restaurant in accordance with Statement of Financial Accounting Standard (SFAS) No. 121.

Non-recurring compensation charge. The non-recurring compensation charge of $1.9 million in 2000 represents performance-based stock options granted to Frederick R. Hipp, our Chief Executive Officer and President. Upon closing of the initial public offering, these options became exerciseable triggering a variable plan accounting charge in accordance with Accounting Principles Board Opinion (APB) No. 25.

Interest income (expense). Interest income, net of interest expense, increased by $2.0 million to $607,000 in 2001 from interest expense of $1.4 million for 2000. The increase was a result of the interest earned on the cash balances since the repayment of our term note and the pay-down of the revolving line of credit on August 7, 2000 from the proceeds of our initial public offering.

Income tax provision. The income tax provision for 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate in 2001 and 2000, comprises the federal and state statutory rates based on the annual estimated effective tax rate for the respective years.

Net income. Net income increased by $4.8 million, or 57.9%, to $13.2 million in 2001 from $8.4 million in 2000. Net income as a percentage of revenues increased to 5.3% in 2001 from 4.0% in 2000. The increase was due to the elimination of interest expense in favor of interest income in 2001 and by the $1.8 million write down of one restaurant in 2000 in accordance with SFAS No. 121 and the $1.9 million non-recurring compensation charge for performance-based stock options in accordance with APB No. 25.

2000 (52 weeks) compared to 1999 (52 weeks)

Total Revenues. Total revenues increased by $31.6 million, or 17.6%, to $210.8 million in 2000 from $179.2 million in 1999 due to a $31.4 million increase in restaurant sales and a $222,000 increase in franchise and other revenues. The increase in restaurant sales was due to $6.8 million in sales from a full year of operations for the five restaurants that opened in 1999, $2.6 million in sales from the consolidation of our limited partnership restaurant, $9.9 million in sales derived from the 11 restaurants opened in 2000, and $13.5 million from comparable restaurant sales increases of 7.8%. This increase in restaurant sales was offset by the loss of revenue from the two restaurants which were closed in 1999. The increase in comparable restaurant sales was driven by increases in customer counts of approximately 4.4% and increases in the average check of approximately 3.3% compared to 1999. Approximately one-half of the increase in average check is due to price increases taken in 1999 and 2000, with the remainder due to modest shifts in our menu mix. Franchise and other revenue growth was due primarily to a full year of operations for the seven new franchise restaurants that opened in 1999 and the six franchise restaurants that opened in 2000.

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

Depreciation and amortization. Depreciation and amortization increased by $1.4 million, or 16.2%, to $9.6 million in 2000 from $8.2 million in 1999. The increase was primarily due to the 11 new restaurants opened during 2000 and a full year of depreciation on the restaurants opened in 1999.

Pre-opening costs. Pre-opening costs increased by $887,000 to $1.7 million in 2000 from $763,000 in 1999. The increase was due to the 11 restaurants that opened in 2000 compared to the five restaurants that opened in 1999, as well as pre-opening costs incurred in connection with the restaurants that we plan to open in the first quarter of 2001.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures increased by $1.6 million to $1.8 million in 2000 from $200,000 in 1999. The increase related to the write-down of one restaurant in accordance with SFAS No. 121. In 1999, we implemented a new point of sale systems in all of our restaurant locations and as a result, we incurred $200,000 related to the write-off of our old point of sale system.

Non-recurring compensation charge. Non-recurring compensation charge of $1.9 million represents the performance-based stock options granted to Frederick R. Hipp, our Chief Executive Officer and President. Upon closing of the initial public offering, these options were exercised triggering a variable plan accounting charge in accordance with APB No. 25.

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

Net income. Net income increased by $3.0 million, or 54.9%, to $8.4 million in 2000 from $5.4 million in 1999. Net income as a percentage of revenues increased to 4.0% in 2000 from 3.0% in 1999. The increase was due to the lower operating costs and interest expense offset by the $1.8 million write down of one restaurant in 2000 in accordance with SFAS No. 121 and the $1.9 million non-recurring compensation charge for performance- based stock options in accordance with APB No. 25.

Potential fluctuations in quarterly results and seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and weather conditions. In the past we have experienced significant variability in pre-opening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of pre-opening costs associated with a given restaurant within the one month immediately preceding, and the month of, opening a new restaurant. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant for the first three months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had and is expected to continue to have a significant impact on quarterly pre-opening costs and labor and direct operating and occupancy costs. As a result of our plans to open new restaurants at an accelerated pace, we anticipate that we will experience significantly increased pre-opening costs, labor and direct operating and occupancy costs in 2002.

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

Liquidity and capital resources

In recent years we have funded our capital requirements primarily through cash flow from operations and proceeds from the initial public offering of our stock. In 2001, net cash flow provided by operating activities was $32.7 million compared to $21.2 million in 2000 and $13.6 million in 1999. Net cash flow provided by operating activities exceeded net income for 2001 due to the effects of depreciation and amortization and the net changes in operating assets and liabilities. The net change in operating assets and liabilities in 2001 was primarily due to an increase in accrued liabilities. In 2000 and 1999, net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization, loss on impairment of property and equipment, restaurant closure and a non-recurring compensation charge in 2000.

We use cash to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities in 2001 was $32.8 million, of which $24.8 million was spent on new restaurants and $6.0 million was spent on remodels and capitalized maintenance. We opened 16 new restaurants in 2001 compared to 11 in 2000. Net cash used in investing activities for 2000 was $22.3 million, of which $16.8 million was spent on new restaurants opened in 2000 and $5.1 million was spent on remodels. Net cash used in investing activities for 1999 was $17.3 million, of which approximately $7.7 million was spent on five new restaurants opened in 1999, $2.1 million was spent on remodels and $3.3 million was spent on our new point of sale system. We expect to open a minimum of 17 full service restaurants in 2002. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs on average to be approximately $175,000, however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our capital expenditures for 1999 through 2001 were financed primarily through internally generated funds.

Net cash provided by financing activities was $7.2 million in 2001 compared to $7.9 million in 2000. Financing activities in 2001 consisted primarily of $4.3 million from the sale of securities, net of underwriting fees and expenses associated with our follow-on offering; and $2.9 million from employee common stock option exercises. Financing activities in fiscal 2000 consisted primarily of $72.0 million from the sale of securities, net of underwriting fees and expenses, offset by debt payments of $40.0 million and cash payments of $23.7 million to our preferred shareholders upon conversion of their preferred stock into common stock. Net cash used in financing activities for 1999 was $5.2 million and was related to our debt payments made under our term loan and revolving line of credit which were incurred in connection with the merger and leveraged recapitalization transaction in 1997. As of December 30, 2001 we have a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditures requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

New Accounting Standards

In June 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. As of December 30, 2001, the Company has insignificant balances of goodwill and therefore has immaterial goodwill amortization expense in its results of operations. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non- amortization and impairment provisions of SFAS 142 is not anticipated to be significant.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of December 31, 2001 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. which expires on June 30, 2004. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 1.0%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our cash flows and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries (the "Company") as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, shareholders' equity (deficiency) and cash flows for each of the three fiscal years in the period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Pizza Kitchen, Inc. and Subsidiaries at December 30, 2001 and December 31, 2000 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Long Beach, California
January 25, 2002

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 30, 2001 and December 31, 2000
(in thousands, except for share data)

                                                                                  2001       2000
                                                                                ---------  ---------
                                    Assets
Current assets:
  Cash and cash equivalents................................................... $  19,788  $  12,649
  Trade accounts receivable...................................................     4,741      3,495
  Inventories.................................................................     1,777      1,609
  Prepaid expenses and other current assets...................................       877      2,003
                                                                                ---------  ---------
Total current assets..........................................................    27,183     19,756
Property and equipment, net...................................................   109,530     88,771
Deferred taxes................................................................     6,241      5,953
Other assets..................................................................     2,381      2,497
                                                                                ---------  ---------
Total assets.................................................................. $ 145,335  $ 116,977
                                                                                =========  =========
                     Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable............................................................ $   3,246  $   3,473
  Accrued compensation and benefits...........................................     9,117      9,273
  Accrued rent................................................................     5,870      4,763
  Other accrued liabilities...................................................     6,959      4,416
  Accrued income tax .........................................................     3,460      1,212
                                                                                ---------  ---------
Total current liabilities.....................................................    28,652     23,137
Other liabilities.............................................................     2,577      1,522
Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares authorized,
   18,425,343 and 17,889,091 shares issued and outstanding
   at December 30, 2001 and December 31, 2000, respectively...................       184        179
  Additional paid-in capital..................................................   206,624    198,052
  Accumulated deficit.........................................................   (92,702)  (105,913)
                                                                                ---------  ---------
Total shareholders' equity ...................................................   114,106     92,318
                                                                                ---------  ---------
Total liabilities and shareholders' equity ................................... $ 145,335  $ 116,977
                                                                                =========  =========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 30, 2001, December 31, 2000 and January 2, 2000
(in thousands, except for per share data)

                                               2001        2000        1999
                                            ----------  ----------  ----------
Revenues:
  Restaurant sales........................ $  246,445  $  208,322  $  176,933
  Franchise and other revenues............      2,817       2,482       2,260
                                            ----------  ----------  ----------
    Total revenues........................    249,262     210,804     179,193

Costs and expenses:
  Cost of sales...........................     60,950      51,748      44,740
  Labor...................................     88,898      74,341      63,701
  Direct operating and occupancy..........     49,344      41,079      35,848
                                            ----------  ----------  ----------
Total restaurant operating costs..........    199,192     167,168     144,289
  General and administrative..............     15,489      14,349      13,123
  Depreciation and amortization...........     11,996       9,568       8,234
  Pre-opening costs.......................      2,867       1,650         763
  Loss on impairment of property and
   equipment and restaurant closures......        --        1,839         200
  Non-recurring  compensation charge......        --        1,949         --
                                            ----------  ----------  ----------
Operating income..........................     19,718      14,281      12,584
                                            ----------  ----------  ----------
Other income (expense) :
  Bank financing fees.....................        --          --         (998)
  Interest income ........................        632         469         306
  Interest expense........................        (25)     (1,881)     (3,721)
                                            ----------  ----------  ----------
Total other income (expense)..............        607      (1,412)     (4,413)
                                            ----------  ----------  ----------

Income before income tax provision........     20,325      12,869       8,171
Income tax provision......................     (7,114)     (4,504)     (2,772)
                                            ----------  ----------  ----------
Net income................................     13,211       8,365       5,399
Redeemable preferred stock accretion......        --       (3,512)     (5,147)
                                            ----------  ----------  ----------
Net income attributable to common
 shareholders............................. $   13,211  $    4,853  $      252
                                            ==========  ==========  ==========
Net income per common share:
  Basic................................... $     0.72  $     0.35  $     0.02
                                            ==========  ==========  ==========
  Diluted................................. $     0.71  $     0.35  $     0.02
                                            ==========  ==========  ==========
Shares used in calculating net income per
 common share:
  Basic...................................     18,308      13,703      10,800
                                            ==========  ==========  ==========
  Diluted.................................     18,611      14,013      11,168
                                            ==========  ==========  ==========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
Years ended December 30, 2001, December 31, 2000 and January 2, 2000 (in thousands, except for per share data)

                                                                  New Class B
                                               Common Stock         Common Stock   Additional
                                         -------------------- -------------------   Paid-in    Accumulated
                                           Shares     Amount   Shares     Amount    Capital     Deficit      Total
                                         -----------  ------- ---------  --------  ----------  ----------  ---------
Balances at January 3, 1999............. 10,468,673      105   269,600         3     109,130    (119,677)   (10,439)
 Exercise of employee stock
  options...............................    158,297        1       --        --          135         --         136
 Tax benefit from employee
  stock option exercises................        --       --        --        --          222         --         222
 Conversion of New Class B to
  common stock..........................    269,600        3  (269,600)       (3)        --          --         --
 Preferred stock accretion..............        --       --        --        --       (5,147)        --      (5,147)
 Net income.............................        --       --        --        --          --        5,399      5,399
                                         -----------  ------- ---------  --------  ----------  ----------  ---------
Balances at January 2, 2000............. 10,896,570      109       --        --      104,340    (114,278)    (9,829)
 Exercise of employee stock
  options...............................    111,583        1       --        --           49         --          50
 Issuance of common stock, net
  of issuance costs of $7,594...........  5,300,000       53       --        --       71,853         --      71,906
 Conversion of preferred stock
  into common stock.....................  1,580,938       16       --        --       23,698         --      23,714
 Compensation expense from stock
  option exercise, net..................        --       --        --        --        1,624         --       1,624
 Preferred stock accretion..............        --       --        --        --       (3,512)        --      (3,512)
 Net income.............................        --       --        --        --          --        8,365      8,365
                                         -----------  ------- ---------  --------  ----------  ----------  ---------
Balances at December 31, 2000........... 17,889,091      179       --        --      198,052    (105,913)    92,318
 Exercise of employee stock
  options...............................    206,871        2       --        --        1,104         --       1,106
 Shares redeemed upon exercise of
  employee stock option.................     (9,160)     --        --        --          --          --         --
 Issuance of common stock, net
  of issuance costs of $844.............    200,000        2       --        --        4,339         --       4,341
 Issuance of common stock, under
  employee stock purchase plan..........    138,541        1       --        --        1,774         --       1,775
 Tax benefit from employee stock option
 exercises and employee stock purchase
  plan disqualifying dispositions.......        --       --        --        --        1,355         --       1,355
 Net income.............................        --       --        --        --          --       13,211     13,211
                                         -----------  ------- ---------  --------  ----------  ----------  ---------
Balances at December 30, 2001........... 18,425,343  $   184       --   $    --   $  206,624  $  (92,702) $ 114,106
                                         ===========  ======= =========  ========  ==========  ==========  =========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 30, 2001, December 31, 2000 and January 2, 2000
(in thousands)

                                                       2001      2000      1999
                                                     --------  --------  --------
Operating activities:
Net income......................................... $ 13,211  $  8,365  $  5,399
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization....................   11,996     9,568     8,086
  Amortization of bank fees........................      --        --        148
  Bank financing fees .............................      --        --        998
  Minority interest in limited partnerships........      --         38       --
  Loss on impairment of property and
   equipment and restaurant closures...............      --      1,839       200
  Non-recurring compensation charge................      --      1,949       --
  Change in deferred tax asset.....................     (288)   (1,199)    1,348
  Changes in operating assets and liabilities:
    Trade accounts receivable......................   (1,246)   (2,003)      588
    Inventories....................................     (168)     (388)      (31)
    Prepaid expenses and other assets..............    1,243      (795)   (1,493)
    Accounts payable...............................     (227)     (204)     (924)
    Accrued liabilities............................    8,144     2,962      (355)
    Other liabilities..............................       54     1,108      (361)
                                                     --------  --------  --------
Net cash provided by operating activities..........   32,719    21,240    13,603
                                                     --------  --------  --------
Investing activities:
Capital expenditures...............................  (32,755)  (22,323)  (17,318)
Proceeds from sale of property and equipment.......      --        --         12
                                                     --------  --------  --------
Net cash used in investing activities..............  (32,755)  (22,323)  (17,306)
                                                     --------  --------  --------
Financing activities:
Proceeds from long-term debt.......................      --        --     25,000
Payments on long-term debt.........................      (47)  (40,038)  (45,300)
Proceeds from revolving line of credit.............      --        --     15,000
Net proceeds from issuance of common stock.........    7,222    71,956       136
Payment related to variable accounting charge......      --       (325)      --
Redemption of preferred stock......................      --    (23,719)      --
                                                     --------  --------  --------
Net cash provided by (used in) financing activities    7,175     7,874    (5,164)
                                                     --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.......................................    7,139     6,791    (8,867)
Cash and cash equivalents at beginning of year.....   12,649     5,686    14,553
Cash from consolidation of investment
   in limited partnership..........................      --        172       --
                                                     --------  --------  --------
Cash and cash equivalents at end of year........... $ 19,788  $ 12,649  $  5,686
                                                     ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest....................................... $     25  $  2,037  $  3,640
    Income taxes................................... $  3,737  $  4,673  $  1,303

Supplemental disclosure of non-cash financing activities:

During the fiscal year ended December 30, 2001, one of our officers exercised options to purchase 14,375 shares of common stock with an aggregate exercise price of $214 by exchanging 9,160 shares previously owned.

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

During the fiscal year ended January 3, 1999, certain employees and non-employees exercised stock options. Compensation expense incurred by the Company related to the option exercises was approximately $123.

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 30, 2001, December 31, 2000 and January 2, 2000
(in thousands, except for share and per share data)

1. Description of Business

Nature of Business

As of December 30, 2001, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the "Company") owns, operates, licenses or franchises 131 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP in 25 states and the District of Columbia, and four foreign countries, of which 99 are company-owned and 32 operate under franchise or license arrangements.

The Company manages its operations by restaurant. The Company has aggregated its operations to one reportable segment.

2. Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and its wholly owned subsidiaries. In addition, the Company was a general partner in two limited partnerships which were formed to operate two restaurants in Chicago of which one was closed in December 1999. In January 2000, the Company acquired a majority interest in its remaining limited partnership restaurant. As such, beginning January 3, 2000, the Company consolidated the financial statements of the limited partnership with its own financial statements. Prior to fiscal 2000, the Company accounted for its ownership in the limited partnerships (which are not material) under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company's fiscal year ends on the Sunday closest to December 31. The Company's fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, each covered 52 weeks. For purposes of the accompanying consolidated financial statements, the years ended December 30, 2001, December 31, 2000 and January 2, 2000 may be referred to as the fiscal years 2001, 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the December 31, 2000 consolidated financial statements to conform with the December 30, 2001 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company places its cash deposits with highly qualified financial institutions.

Trade Accounts Receivable

The Company negotiates reimbursements from landlords for the construction of new restaurants. These reimbursements reduce the capitalized costs of new restaurants. Included in trade accounts receivable are contractual amounts due from landlords related to new restaurant construction costs. The amounts due are for restaurants that opened in each of their respective years. As of December 30, 2001 and December 31, 2000, the Company has recorded receivables related to construction improvement allowances of $3,619 and $2,373, respectively, and has reduced property and equipment by these amounts accordingly.

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

Liquor License

Transferable liquor licenses, included in other long-term assets, which have a market value are carried at the lower of cost or market and are not amortized.

Gift Certificates

The Company sells gift certificates and recognizes deferred revenue, included in accrued liabilities, for gift certificates outstanding until the gift certificates are redeemed.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Restaurant and Franchise Revenues

Revenues from the operation of Company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants' revenues and are recorded by the Company in the period the related franchised restaurants' revenues are earned.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses totaled $2,433 in fiscal 2001, $2,226 in fiscal 2000 and $2,100 in fiscal 1999.

Operating Leases

The Company accounts for operating leases on a straight-line basis according to SFAS No. 13, "Accounting for Operating Leases". The Company leases restaurant and office facilities that have terms expiring between 2002 and 2021. The restaurant facilities primarily have renewal clauses of ten to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.

Pre-opening Costs

The Company follows Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Earnings Per Share

The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share". Basic Earnings Per Share (EPS) is computed by dividing net income or loss attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Fair Value of Financial Instruments

The fair values of the Company's cash and cash equivalents, trade accounts receivable, accounts payable and all other current liabilities approximate the carrying values because of the short maturities of these instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit.

The Company maintains a food distribution contract with its sole master distributor, Meadowbrook Meat Company, Inc., that potentially subjects the Company to a concentration of business risk. This contract expires in June 2004. Management of the Company believes it will be able to negotiate a similarly-priced contract with either its current sole master distributor or another distributor.

Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. As of December 30, 2001, the Company has insignificant balances of goodwill and therefore has immaterial goodwill amortization expense in its results of operations. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization and impairment provisions of SFAS 142 is not anticipated to be significant.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of December 31, 2001 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

3. Property and Equipment

Property and equipment consist of the following at December 30, 2001 and December 31, 2000:

                                                       2001        2000
                                                    ----------  ----------
   Land........................................... $    5,786  $    5,786
   Buildings......................................      9,231       8,908
   Furniture, fixtures and equipment..............     66,751      50,703
   Leasehold improvements.........................     97,354      80,917
   Construction in progress.......................      3,939       3,975
                                                    ----------  ----------
                                                      183,061     150,289
   Less accumulated depreciation and amortization.     73,531      61,518
                                                    ----------  ----------
                                                   $  109,530  $   88,771
                                                    ==========  ==========

The Company on an annual basis reviews the carrying value of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment or Disposal of Long-Lived Assets," on a restaurant by restaurant basis. In accordance with SFAS No. 121, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. There were no increases in accumulated depreciation and amortization, other than in the ordinary course of business for 2001. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment in the amount of $1,839 at December 31, 2000.

4. Long-term Debt

Upon completion of the Company's initial public offering in August 2000, the Company repaid all borrowings outstanding under its 1999 credit agreement. On December 15, 2000, the Company replaced its 1999 credit agreement with a $20,000 revolving line of credit with Bank of America, N.A., of which zero is outstanding as of December 30, 2001. The new credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit facility include financial covenants which the Company was in compliance with as of December 30, 2001.

The new credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $1,470 and $420 at December 30, 2001 and December 31, 2000, respectively.

5. Income Taxes

The details of the provision for income taxes for the years 2001, 2000 and 1999 are set forth below:

                                                    2001        2000         1999
                                                 ----------  -----------  ----------
   Current:
     Federal................................... $   (6,280) $    (4,775) $   (1,052)
     State.....................................     (1,121)        (829)       (372)
                                                 ----------  -----------  ----------
                                                    (7,401)      (5,604)     (1,424)
                                                 ----------  -----------  ----------
   Deferred:
     Federal...................................        263          997      (1,151)
     State.....................................         24          103        (197)
                                                 ----------  -----------  ----------
                                                       287        1,100      (1,348)
                                                 ----------  -----------  ----------
                                                $   (7,114) $    (4,504) $   (2,772)
                                                 ==========  ===========  ==========

The income tax provision differs from the federal statutory rate because of the effect of the following items for the fiscal years 2001, 2000 and 1999:

                                                    2001        2000         1999
                                                 ----------  -----------  ----------
   Statutory rate..............................      (35.0)%      (35.0)%     (34.0)%
   State income taxes, net of federal benefit..       (3.6)        (4.2)       (4.5)
   General business and tip tax credit.........        8.4          7.2         4.9
   Other.......................................       (4.8)        (3.0)       (0.3)
                                                 ----------  -----------  ----------
                                                     (35.0)%      (35.0)%     (33.9)%
                                                 ==========  ===========  ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 30, 2001 and December 31, 2000 consist of the following:

                                                                2001         2000
                                                             -----------  ----------
   Deferred tax assets:
     Asset impairment reserves............................. $       710  $    3,321
     Insurance reserves....................................         241         246
     Vacation reserves.....................................         559         470
     Other accruals........................................       1,624         651
     Tax credits...........................................         315         290
     Accrued rent..........................................         376         555
     Book depreciation over tax depreciation...............       1,924         420
     Partnership basis.....................................         492         --
                                                             -----------  ----------
       Net deferred tax asset.............................. $     6,241  $    5,953
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

7. Shareholders' Equity

The Company completed its initial public offering in August, 2000. The offering resulted in the issuance of 5,300,000 shares of common stock at $15.00 per share, resulting in net proceeds to the Company of approximately $71.9 million. Upon consummation of the offering, all shares of Series A 12 1/2% cumulative compounding preferred stock and Series B 13 1/2% cumulative compounding preferred stock were automatically converted into a right to receive $23.7 million in cash and 1,580,938 shares of common stock. Additionally, upon completion of the Company's public offering, options to purchase 111,583 shares of common stock were exercised.

On January 15, 2001 and July 16, 2001, employees purchased 69,873 and 68,668 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $891 and $885, respectively.

On February 13, 2001, the Company completed a follow-on offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholder shares. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.3 million.

On November 30, 1999, the shareholder of New Class B Common Stock converted all of its shares into 269,600 shares of Common Stock.

8. Common Stock Option Plans

In 1998, the Company adopted the 1998 Stock Based Incentive Compensation Plan ("1998 Plan"). The 1998 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. In fiscal 2001 the Company increased the amount of shares reserved under the 1998 Plan for future awards from 2,500,000 shares to 3,500,000 shares. Options under the 1998 Plan may be either nonqualified options or incentive stock options. Nonqualified options may be granted at prices determined by the Company's Board of Directors. Incentive stock options may be granted at not less than 100% of fair value on the date of grant for employees owning 10% or less of the Company's stock and at not less than 110% for employees owning more than 10% of the Company's stock. The terms governing the exercise of options and direct stock bonuses are determined by the Company's Board of Directors.

Shares subject to option under the Plans were as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                      Shares       Price
                                                    -----------  ----------

   Outstanding at January 3, 1999..................    556,954  $     1.86

   Granted.........................................    274,500        8.44
   Exercised.......................................   (158,297)       0.86
   Canceled........................................        --           --
                                                    -----------
   Outstanding at January 2, 2000..................    673,157        4.78
   Granted.........................................    503,500       14.83
   Exercised.......................................   (111,583)       0.45
   Canceled........................................    (18,452)       6.46
                                                    -----------
   Outstanding at December 31, 2000................  1,046,622       10.05
   Granted.........................................    606,000       21.46
   Exercised.......................................   (206,871)       6.37
   Canceled........................................   (200,262)      14.86
                                                    -----------
   Outstanding at December 30, 2001................  1,245,489  $    15.43
                                                    ===========

The following table summarizes information regarding options outstanding and options exercisable at December 30, 2001:

                                Weighted                 Number
                                 Average    Weighted  Exercisable   Weighted
                      Number    Remaining    Average     as of       Average
     Range of           of     Contractual  Exercise  December 30,  Exercise
  Exercise Prices     Shares      Life        Price       2001        Price
------------------- ---------- -----------  --------- ------------  ---------
$2.50..............   124,746        6.64  $    2.50       65,371  $    2.50
 6.54 -- 9.26......   190,890        7.76       8.51       74,506       8.60
 15.00.............   405,728        6.36      15.00      138,364      15.00
 19.65 -- 22.10....   524,125        9.25      21.37       47,625      22.00
                    ----------                        ------------
                    1,245,489        7.82  $   15.43      325,866  $   12.05
                    ==========                        ============

Options available for future grant totaled 1,218,403 and 615,066 shares at December 30, 2001 and December 31, 2000, respectively.

On August 2, 2000 in connection with the Company's initial public offering, options to purchase 110,696 shares of common stock were exercised. These options required the Company to reimburse 20% of the taxable gain incurred upon exercise to the employee. As a result, the Company incurred a variable plan accounting charge of $1,949 in accordance with APB No. 25, "Accounting for Stock Issued to Employees", representing the difference between the fair value of the stock at the time of exercise and the option strike price plus the 20% tax reimbursement.

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended 2001, 2000 and 1999.

                                                 2001       2000      1999
                                               ---------  --------  --------

   Risk free interest rate...................      5.00%    5.20%    5.43%
   Expected lives (in years).................      5.00      5.00      5.00
   Dividend yield............................      0.00%    0.00%    0.00%
   Expected volatility.......................      0.35%    0.35%    0.00%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Under SFAS No. 123, the Company would have incurred an additional compensation expense of $1,915, $515 and $92 for the fiscal years 2001, 2000 and 1999, respectively. As a result, diluted earnings per share would have been reduced by $0.10, $0.02 and $0.01 for 2001, 2000 and 1999, respectively.

9. Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 is as follows:

                                                 2001       2000      1999
                                               ---------  --------  --------
Numerator for basic and diluted net income
 per share attributable to common
 shareholders................................ $  13,211  $  4,853  $    252
                                               =========  ========  ========
Denominator (in thousands):
  Denominator for basic net income per
   common share--weighted average shares.....    18,308    13,703    10,800
  Employee stock options.....................       303       310       368
                                               ---------  --------  --------
  Denominator for diluted net income per
   common share--weighted average shares.....    18,611    14,013    11,168
                                               =========  ========  ========

There were no shares considered antidilutive for the purposes of this computation.

10. Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under noncancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rental based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $14,888 for fiscal 2001, $12,234 for fiscal 2000 and $10,719 for fiscal 1999, including contingent rental expense of $1,255, $924 and $615 for the fiscal years 2001, 2000 and 1999, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under noncancelable operating leases for the fiscal year end December 30, 2001 are as follows:

   Fiscal year ending:
     2002.................................... $  14,509
     2003....................................    14,349
     2004....................................    14,326
     2005....................................    14,296
     2006....................................    13,933
     Thereafter..............................    63,693
                                               ---------
                                              $ 135,106
                                               =========

Contingencies

Occasionally, the Company is a defendant in litigation arising in the ordinary course of our business, including claims resulting from 'slip and fall' accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are covered by insurance, has had a material effect on the Company and, as of the date of this report, the Company is not a party to any material litigation.

11. Employee Benefit Plans

In January 1994, the Company established a defined contribution plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitation. The plan provides for certain discretionary contributions by the Company. The Company has recorded contribution expense of $131, $216 and $200 for fiscal 2001, 2000 and 1999, respectively. The contributions are made subsequent to each fiscal year end.

In November 1999, the Company adopted an employee stock purchase plan (Purchase Plan) under Section 423 of the Internal Revenue Code of 1986 which became effective with the initial public offering in August 2000 and reserved 375,000 shares for issuance thereunder. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive six month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

On January 15, 2001 and July 16, 2001, employees purchased 69,873 and 68,668 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $891 and $885, respectively.

12. Related Party Transactions

In connection with the Company's initial public offering, the Company's Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, the Company was required to pay an amount equal to 20% of the gain recognized by the Chief Executive Officer for federal income tax purposes, which was $325. In addition, the Company loaned its Chief Executive Officer $586, which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note currently bears interest at 5.0% and is due two years after the date of exercise. As of December 30, 2001, the amount outstanding on this loan totaled $415 and is included in other assets.

On August 24, 2001, the Company loaned one of its officers $65. The loan is supported by a full recourse promissory note which bears interest at 7.5% per annum. As of December 30, 2001, the amount outstanding on this loan totaled $65 and is included in other assets.

13. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in thousands, except net income (loss) per share).

Quarter Ended:                                   Apr 1, 2001  July 1, 2001  Sept 30, 2001  Dec 30, 2001
                                                 -----------  ------------  -------------  ------------

   Total revenues.............................. $    52,027  $     60,329  $      64,271  $     67,635
   Income from operations...................... $     4,873  $      4,946  $       5,056  $      4,843
   Net income.................................. $     3,308  $      3,325  $       3,369  $      3,210
   Net income attributable
    to common shareholders..................... $     3,308  $      3,325  $       3,369  $      3,210
   Diluted net income per share
     attributable to common shareholders....... $      0.18  $       0.18  $        0.18  $      (0.17)

Quarter Ended:                                   Apr 2, 2000  July 2, 2000   Oct 1, 2000   Dec 31, 2000
                                                 -----------  ------------  -------------  ------------

   Total revenues.............................. $    48,266  $     52,639  $      54,969  $     54,930
   Income from operations...................... $     1,985  $      2,420  $       5,047  $      4,829
   Net income.................................. $       796  $      1,092  $       3,190  $      3,287
   Preferred stock accretion................... $     1,458  $      1,472  $         582  $        --
   Net income (loss)  attributable
    to common shareholders..................... $      (662) $       (380) $       2,608  $      3,287
   Diluted net income (loss) per share
     attributable to common shareholders....... $     (0.06) $      (0.04) $        0.17  $      (0.18)

14. Subsequent Events

On January 15, 2002, employees purchased 67,465 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were approximately $889.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the sections entitled "Proposal No. 1--Election of Directors," "Executive Compensation and Other Matters" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 30, 2001 (the "2002 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth in the section entitled "Executive Compensation and Other Matters" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) 1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereafter.

3. EXHIBITS

The exhibits listed on the accompanying index to exhibits are incorporated by reference into this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto
3.2(A)	Amended and Restated Bylaws
4.1(A)	Specimen Common Stock Certificate
4.2(A)	Registration Rights Agreement dated September 30, 1997
10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998
10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000
10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000
10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998
10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November [sic], 1999
10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000
10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder
10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998
10.9(A)	Share Repurchase Agreement dated as of July 27, 2000 by and between California Pizza Kitchen, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P.
10.10(B)	Promissory Note between California Pizza Kitchen, Inc. and Frederick R. Hipp dated August 2, 2000
10.11(B)

Termination Agreement dated as of July 31, 2000 by and among California Pizza Kitchen, Inc., Bruckmann Rosser, Sherrill & Co., L.P., Richard L. Rosenfield, Larry S. Flax and the additional investors named therein

10.12(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank Of America, N.A., dated December 15, 2000
10.13(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000
10.14(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001
23.1	Consent of Ernst & Young LLP

  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37778).

  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-53088).

  Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended April 1, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2002

California Pizza Kitchen, Inc.
By:	/s/ FREDERICK R. HIPP Frederick R. Hipp
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry S. Flax Larry S. Flax	Co-Chairman of the Board and Director	March 11, 2002
/s/ Richard L. Rosenfield Richard L. Rosenfield	Co-Chairman of the Board and Director	March 11, 2002
/s/ Frederick R. Hipp Frederick R. Hipp	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2002
/s/ Harold O. Rosser Harold O. Rosser	Director	March 11, 2002
/s/ Bruce C. Bruckmann Bruce C. Bruckmann	Director	March 11, 2002
/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 11, 2002
/s/ Charles G. Phillips Charles G. Phillips	Director	March 11, 2002
/s/ Rick J. Caruso Rick J. Caruso	Director	March 11, 2002
/s/ Gregory S. Levin Gregory S. Levin	Vice President, Chief Financial Officer and Chief Accounting Officer	March 11, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto
3.2(A)	Amended and Restated Bylaws
4.1(A)	Specimen Common Stock Certificate
4.2(A)	Registration Rights Agreement dated September 30, 1997
10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998
10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000
10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000
10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998
10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November [sic], 1999
10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000
10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder
10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998
10.9(A)	Share Repurchase Agreement dated as of July 27, 2000 by and between California Pizza Kitchen, Inc. and Bruckmann, Rosser, Sherrill & Co., L.P.
10.10(B)	Promissory Note between California Pizza Kitchen, Inc. and Frederick R. Hipp dated August 2, 2000
10.11(B)

Termination Agreement dated as of July 31, 2000 by and among California Pizza Kitchen, Inc., Bruckmann Rosser, Sherrill & Co., L.P., Richard L. Rosenfield, Larry S. Flax and the additional investors named therein

10.12(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank Of America, N.A., dated December 15, 2000
10.13(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000
10.14(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001
23.1	Consent of Ernst & Young LLP

  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration 333-37778).

  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration 333-53088).

  Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended April 1, 2001