Form 10-Q
period 2002-03-31
CALIFORNIA PIZZA KITCHEN INC
filed 2002-05-03
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    There were 18,542,276 shares of outstanding Common Stock of the Registrant as of April 25, 2002.

California Pizza Kitchen, Inc and Subsidiaries
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

                                                                 March 31,   December 30,
                                                                   2002          2001
                                                               ------------  ------------
Assets                                                         (unaudited)
Current assets:
  Cash and cash equivalents.................................. $     20,327  $     19,788
  Trade accounts receivable..................................        3,386         4,741
  Inventories................................................        1,848         1,777
  Prepaid expenses and other current assets..................        2,673           877
                                                               ------------  ------------
         Total current assets................................       28,234        27,183
Property and equipment, net..................................      113,576       109,530
Deferred taxes...............................................        6,241         6,241
Other assets.................................................        2,326         2,381
                                                               ------------  ------------
         Total assets........................................ $    150,377  $    145,335
                                                               ============  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable........................................... $      4,847  $      3,246
  Accrued compensation and benefits..........................        6,374         9,117
  Accrued rent...............................................        6,043         5,870
  Other accrued liabilities..................................        7,347         6,959
  Accrued income tax.........................................        4,809         3,460
                                                               ------------  ------------
         Total current liabilities...........................       29,420        28,652

Other liabilities............................................        1,988         2,577

Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares
    authorized, 18,521,383 and 18,425,343 shares issued
    and outstanding at March 31, 2002 and December 30,
    2001, respectively.......................................          185           184
  Additional paid-in capital.................................      207,750       206,624
  Accumulated deficit........................................      (88,966)      (92,702)
                                                               ------------  ------------
         Total shareholders' equity..........................      118,969       114,106
                                                               ------------  ------------
         Total liabilities and shareholders' equity.......... $    150,377  $    145,335
                                                               ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except for share and per share data)

                                                                Three Months Ended
                                                              ----------------------
                                                               March 31,   April 1,
                                                                 2002        2001
                                                              ---------- -----------
Revenues:
  Restaurant sales.......................................... $   69,541  $   56,376
  Franchise and other revenues..............................        675         651
                                                              ----------  ----------
          Total revenues....................................     70,216      57,027
                                                              ----------  ----------
Restaurant costs and expenses:
  Cost of sales.............................................     17,091      13,797
  Labor.....................................................     25,120      20,299
  Direct operating and occupancy............................     14,016      11,257
                                                              ----------  ----------
         Total restaurant operating costs...................     56,227      45,353

  General and administrative................................      4,326       3,669
  Depreciation and amortization.............................      3,468       2,740
  Pre-opening...............................................        529         392
                                                              ----------  ----------
        Operating income....................................      5,666       4,873
Other income (expense):
  Interest income...........................................         82         219
  Interest expense..........................................        --           (3)
                                                              ----------  ----------
         Total other income (expense).......................         82         216
                                                              ----------  ----------
Income before income tax provision..........................      5,748       5,089
Income tax provision........................................     (2,012)     (1,781)
                                                              ----------  ----------
Net income.................................................. $    3,736  $    3,308
                                                              ==========  ==========
Net income per common share:
  Basic..................................................... $     0.20  $     0.18
                                                              ==========  ==========
  Diluted................................................... $     0.20  $     0.18
                                                              ==========  ==========
Shares used in calculating net income per common share:
  Basic.....................................................     18,497      18,137
                                                              ==========  ==========
  Diluted...................................................     18,775      18,572
                                                              ==========  ==========

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                   Three Months Ended
                                                                --------------------------
                                                                 March 31,     April 1,
                                                                   2002          2001
                                                                ------------  ------------
Operating activities:
Net income.................................................... $      3,736  $      3,308
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ............................        3,468         2,740
    Changes in operating assets and liabilities:
      Trade accounts receivable...............................        1,355         1,280
      Inventories.............................................          (71)          157
      Prepaid expenses and other assets.......................       (1,780)         (141)
      Accounts payable........................................        1,601        (1,255)
      Accrued liabilities.....................................         (837)       (1,571)
      Other liabilities.......................................         (585)         (364)
                                                                ------------  ------------
Net cash provided by operating activities.....................        6,887         4,154
                                                                ------------  ------------

Investing activities:
    Capital expenditures......................................       (7,475)       (6,159)
                                                                ------------  ------------
Net cash used in investing activities.........................       (7,475)       (6,159)
                                                                ------------  ------------

Financing activities:
    Payments on long-term debt................................          --             (9)
    Net proceeds from issuance of common stock................        1,127         6,026
                                                                ------------  ------------
Net cash provided by financing activities.....................        1,127         6,017
                                                                ------------  ------------
Net increase in cash and cash equivalents.....................          539         4,012
Cash and cash equivalents at beginning of period..............       19,788        12,649
                                                                ------------  ------------
Cash and cash equivalents at end of period.................... $     20,327  $     16,661
                                                                ============  ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest................................................... $        --   $          3
                                                                ============  ============
   Income taxes............................................... $        649  $      1,333
                                                                ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the "Company") owns, operates, licenses or franchises 132 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial condition, results of operations and cash flows for the periods. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 30, 2001 was derived from the Company's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the requirements of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our filings with the Securities and Exchange Commission.

Certain reclassifications have been made to the April 1, 2001 consolidated financial statements to conform to the March 31, 2002 presentation.

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No.142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 for its 2002 fiscal year, effective December 31, 2001. This adoption did not have a significant impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted SFAS No. 144 for its 2002 fiscal year, effective December 31, 2001, and reviewed the carrying value of the Company's assets in accordance with the statement on a restaurant by restaurant basis. No write down of assets in the quarter ended March 31, 2002 was required.

3. Sales of Common Stock

On January 15, 2002, employees purchased 67,537 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $889,000. Additionally, 28,503 options to purchase common stock were exercised during the quarter. The net proceeds to the Company were $238,000.

In February 2001, the Company completed an offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.3 million.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of March 31, 2002. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit facility include financial and non-financial covenants which the Company was in compliance with as of March 31, 2002.

5. Net Income Per Share (in thousands)

Reconciliation of basic and diluted net income per share in accordance with SFAS No. 128 for the quarters ended March 31, 2002 and April 1, 2001 is as follows:

                                                         Three Months Ended
                                                       ------------------------
                                                        March 31,     April 1,
                                                          2002          2001
                                                       ------------  ----------

Numerator for basic and diluted net income per share. $      3,736  $    3,308
Denominator:                                           ============  ==========
 Denominator for basic net income per share -
  weighted average shares............................       18,497      18,137
 Employee stock options..............................          278         435
                                                       ------------  ----------
 Denominator for diluted net income per share -
  weighted average shares............................       18,775      18,572
                                                       ============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to herein as "we" and "our") is a leading casual dining restaurant chain in the premium pizza segment. As of May 3, 2002, we own and operate 103 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 22 states and the District of Columbia. We also franchise our concept and currently have 29 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During our 17 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

As of May 3, 2002, we have opened four full service restaurants in fiscal 2002, three of which were opened in the first quarter. We plan to open a minimum of 13 additional full service restaurants in 2002, for a total of 17 new restaurants this year. We have either begun construction, signed lease agreements or have letters of intent for all of these additional restaurants.

Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. Cost of sales is comprised of food, beverage and paper supply expenses. The components of cost of sales are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related costs.

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants.

Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended March 31, 2002 and April 1, 2001 consist of thirteen weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

Significant Accounting Policies

Restaurant and Franchise Royalties

Revenues from the operation of Company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Franchise royalties are based on franchised restaurants' revenues and are recorded by us in the period the related franchised restaurants' revenues are earned.

Stock-based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation costs under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied.

We elected to follow APB No. 25, and related Interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

We expect to provide the pro forma disclosures required under SFAS No.123 in the consolidated financial statements for our fiscal year ending December 29, 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No.142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted the provisions of SFAS No. 141 and SFAS No. 142 for our 2002 fiscal year, effective December 31, 2001. This adoption did not have a significant impact on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". We adopted SFAS No. 144 for our 2002 fiscal year, effective December 31, 2001, and have reviewed the carrying value of our assets in accordance with the statement on a restaurant by restaurant basis. No write down of assets in the quarter ended March 31, 2002 was required.

Results of Operations

Our operating results for the three months ended March 31, 2002 and April 1, 2001 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                                                Three Months Ended
                                                              ----------------------
                                                               March 31,   April 1,
                                                                 2002        2001
                                                              ----------  ----------
Revenues:
  Restaurant sales..........................................       99.0%      98.9%
  Franchise and other revenues..............................        1.0         1.1
                                                              ----------  ----------
          Total revenues....................................      100.0       100.0
                                                              ----------  ----------
Restaurant costs and expenses:
  Cost of sales.............................................       24.6        24.5
  Labor.....................................................       36.1        36.0
  Direct operating and occupancy............................       20.2        20.0
                                                              ----------  ----------
         Total restaurant operating costs...................       80.9        80.4

  General and administrative................................        6.2         6.4
  Depreciation and amortization.............................        4.9         4.8
  Pre-opening...............................................        0.8         0.7
                                                              ----------  ----------
        Operating income....................................        8.1         8.5
Other income (expense):
  Interest income...........................................        0.1         0.4
  Interest expense..........................................        --          --
                                                              ----------  ----------
         Total other income (expense).......................        0.1         0.4
                                                              ----------  ----------
Income before income tax provision..........................        8.2         8.9
Income tax provision........................................       (2.9)       (3.1)
                                                              ----------  ----------
Net income..................................................        5.3%       5.8%
                                                              ==========  ==========

Three months ended March 31, 2002 compared to the three months ended April 1, 2001

Total Revenues. Total revenues increased by $13.2 million, or 23.1%, to $70.2 million in the first quarter of 2002 from $57.0 million for the first quarter of 2001 due to a $13.2 million increase in restaurant sales and a $24,000 increase in franchise and other revenue. The increase in restaurant sales was due to $10.6 million in sales derived from the 15 restaurants opened after the first quarter of 2001, $1.5 million from comparable restaurant sales increases of 2.7% and $1.1 million from the three new stores opened in the first quarter of 2002. The increase in comparable restaurant sales was driven by increases in the average check of approximately 2.8% compared to the first quarter of 2001, partially offset by a decrease in customer counts of approximately 0.1%. The increase in average check was due to approximately 2.8% in price increases. Franchise and other revenue growth was due primarily to an increase in royalties from Kraft's distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $3.3 million, or 23.9%, to $17.1 million for the first quarter of 2002 from $13.8 million for the first quarter of 2001. Cost of sales as a percentage of restaurant sales increased to 24.6% for the first quarter of 2002 from 24.5% in the comparable quarter for the prior year. This increase was primarily a result of increased lettuce prices for the month of March and inefficiencies from the three new stores opened in the first quarter of 2002 compared to one store in 2001. We expect slight upward pressure on cost of sales throughout the remainder of the year due to the increase in new store openings.

Labor. Labor increased by $4.8 million, or 23.7%, to $25.1 million for the first quarter of 2002 from $20.3 million for the first quarter of 2001. Labor as a percentage of restaurant sales increased to 36.1% for the first quarter of 2002 from 36.0% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to higher management labor as a percentage of sales resulting from new store openings. We expect labor percentages to remain consistent with current levels for the remainder of the year.

Direct operating and occupancy. Direct operating and occupancy increased by $2.8 million, or 24.5%, to $14.0 million for the first quarter of 2002 from $11.3 million for the first quarter of 2001. Direct operating and occupancy as a percentage of restaurant sales increased to 20.2% for the first quarter 2002 from 20.0% for the prior period. The increase was primarily due to higher proportional rent and common area maintenance charges for the newer restaurants that have yet to reach mature sales levels. We expect direct operating and occupancy percentages to remain consistent with current levels for the remainder of the year.

General and administrative. General and administrative increased by $657,000, or 17.9%, to $4.3 million for the first quarter of 2002 from $3.7 million for the first quarter of 2001. General and administrative as a percentage of total revenues decreased to 6.2% for the first quarter of 2002 from 6.4% for the prior period. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of our increasing revenue base and our ability to leverage our general and administrative personnel.

Depreciation and amortization. Depreciation and amortization increased by $728,000, or 26.6%, to $3.5 million for the first quarter of 2002 from $2.7 million for the first quarter of 2001. The increase was primarily due to the 15 new restaurants opened after the first quarter of 2001.

Pre-opening. Pre-opening increased by $137,000, or 34.9%, to $529,000 for the first quarter of 2002 from $392,000 for the first quarter of 2001. The increase was due to the three new stores that opened in the first quarter of 2002 and partial pre-opening costs associated with one new restaurant that opened in April 2002, compared to one new restaurant that opened in the first quarter of 2001 and two new restaurants that opened in April 2001. We expect to incur an increase in aggregate pre-opening costs during subsequent months as an additional 13 new restaurants are planned to be opened between May and December 2002. However, costs are expected to be in line with the planned company average of $175,000 per restaurant.

Interest income (expense). Interest income, net of interest expense, decreased by $134,000, or 62.0%, to $82,000 for the first quarter of 2002 from $216,000 for the first quarter of 2001. The decrease was a result of the reduced interest rates available from financial institutions that declined from approximately 6% in the first quarter of 2001 to less than 2% in the first quarter of 2002.

Income tax provision. The income tax provision for the first quarter of 2002 and 2001 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate applied to the first quarter of 2002 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2002. The 35.0% tax rate applied to the first quarter of 2001 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2001.

Liquidity and capital resources

Since 1997, we have funded our capital requirements through cash flow from operations. For the first three months of 2002, net cash flow provided by operating activities was $6.9 million compared to $4.1 million for the first three months of 2001. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization and net changes in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable associated with construction of our new restaurants planned for the second and third quarters of 2002.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first three months of 2002 and 2001 was $7.5 million and $6.2 million, respectively. We opened three new restaurants in the first three months of 2002 compared with one restaurant in the same quarter last year. We will open an additional 13 restaurants during the remainder of 2002, for a total of 17 full service restaurants this fiscal year. This compares to a total of 16 full service restaurants in fiscal year 2001. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs, on average, to be approximately $175,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $1.1 million for the first three months of 2002 compared to net cash provided by financing activities of $6.0 million for the first three months of 2001. Financing activities in the first three months of 2002 consisted primarily of proceeds from stock purchases related to our Employee Stock Purchase Plan. Financing activities in 2001 consisted primarily of proceeds from the sale of securities, net of underwriting fees and expenses related to our February 2001 follow-on offering and option exercises. At March 31, 2002, we had a $20.0 million revolving line of credit, of which nothing was currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. The line of credit includes financial and non-financial covenants which we were in compliance with as of March 31, 2002.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short term and long term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non compliance with our credit facility financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of March 31, 2002, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in "Related Party Transactions." Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

We lease certain restaurant facilities and our corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rental based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $4.3 million for the first quarter of 2002 and $3.3 million for the first quarter of 2001, including contingent rental expense of $261,000 and $251,000 for the first quarters in 2002 and 2001, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

Our aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding March 31, 2002 are as follows (in thousands):

   Fiscal years succeeding March 31, 2002:
     2002............................................ $     11,254
     2003............................................       14,846
     2004............................................       14,823
     2005............................................       14,793
     2006............................................       14,430
     Thereafter......................................       68,380
                                                       ------------
                                                      $    138,526
                                                       ============

Related Party Transactions

In connection with our initial public offering, our Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, we were required to pay an amount equal to 20% of the gain recognized by our Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, we loaned our Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note currently bears interest at 5.0% and is due two years after the date of exercise. As of March 31, 2002, the amount outstanding on this loan totaled $392,000 and is included in other assets.

On August 24, 2001, we loaned one of our officers $65,000. The loan is supported by a full recourse promissory note which bears interest at 7.5% per annum. As of March 31, 2002, the amount outstanding on this loan totaled $32,000 and is included in other assets.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay for taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

Risk Factors

This document contains forward-looking statements concerning us which involve risks and uncertainties. Such forward-looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in this document. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted below in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Our growth strategy requires us to open new restaurants at an accelerated pace. We may not be able to achieve this planned expansion.

We are pursuing an accelerated but disciplined growth strategy which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the hiring, training and retention of qualified operating personnel, especially managers, identification and availability of suitable restaurant sites, competition for restaurant sites, negotiation of favorable lease terms, timely development of new restaurants, including the availability of construction materials and labor, management of construction and development costs of new restaurants, securing required governmental approvals and permits, competition in our markets, and general economic conditions. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

Forty-five percent of our company-owned and franchised restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

We and our franchisees currently operate a total of 53 restaurants (46 company owned and seven owned by franchisees), in California, of which 42 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In the recent past, California has experienced repeated episodes of diminished electrical power supply and higher energy prices for gas and electricity. Other unscheduled interruptions or price increases may occur in the future and we are unable to predict either their occurrence, duration or cessation. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

The restaurant industry is affected by litigation and publicity concerning food quality, health and other issues which can cause customers to avoid our restaurants and result in liabilities.

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees or licensees. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states' "dram shop" statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

We filed a report on Form 8-K under Item 5 on January 14, 2002 regarding the resignation of Brian Friedman from the Board for personal reasons and the election of Rick Caruso to fill the vacancy so created.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2002

California Pizza Kitchen, Inc.

By:	/s/ GREGORY S. LEVIN

Gregory S. Levin
Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)