Form 10-Q
period 2002-06-30
CALIFORNIA PIZZA KITCHEN INC
filed 2002-08-13
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    There were 18,634,752 shares of outstanding Common Stock of the Registrant as of August 2, 2002.

California Pizza Kitchen, Inc and Subsidiaries
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets at June 30, 2002 and December 30, 2001	**

Consolidated Statements of Operations for the three and six months ended June 30, 2002 and July 1, 2001, respectively	**

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and July 1, 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

                                                                    June 30,     December 30,
                                                                     2002           2001
                                                                 -------------  -------------
Assets                                                           (unaudited)
Current assets:
  Cash and cash equivalents.................................... $      21,370  $      19,788
  Trade accounts receivable....................................         1,795          4,741
  Inventories..................................................         1,907          1,777
  Prepaid expenses and other current assets....................         2,844            877
                                                                 -------------  -------------
         Total current assets..................................        27,916         27,183
Property and equipment, net....................................       119,289        109,530
Deferred taxes.................................................         6,241          6,241
Other assets...................................................         2,172          2,381
                                                                 -------------  -------------
         Total assets.......................................... $     155,618  $     145,335
                                                                 =============  =============
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable............................................. $       2,917  $       3,246
  Accrued compensation and benefits............................         9,623          9,117
  Accrued rent.................................................         6,326          5,870
  Other accrued liabilities....................................         7,697          6,959
  Accrued income tax...........................................         3,041          3,460
                                                                 -------------  -------------
         Total current liabilities.............................        29,604         28,652

Other liabilities..............................................         2,411          2,577

Commitments and Contingencies..................................

Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares
    authorized, 18,550,816 and 18,425,343 shares issued
    and outstanding at June 30, 2002 and December 30,
    2001, respectively.........................................           185            184
  Additional paid-in capital...................................       208,040        206,624
  Accumulated deficit..........................................       (84,622)       (92,702)
                                                                 -------------  -------------
         Total shareholders' equity............................       123,603        114,106
                                                                 -------------  -------------
         Total liabilities and shareholders' equity............ $     155,618  $     145,335
                                                                 =============  =============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

                                                              Three Months Ended           Six  Months Ended
                                                            --------------------------  --------------------------
                                                            June 30,       July 1,      June 30,       July 1,
                                                               2002          2001          2002          2001
                                                            ------------ -------------  ------------ -------------
Revenues:
  Restaurant sales........................................ $     74,916  $     59,487  $    144,457  $    115,863
  Franchise and other revenues............................          710           842         1,385         1,493
                                                            ------------  ------------  ------------  ------------
          Total revenues..................................       75,626        60,329       145,842       117,356
                                                            ------------  ------------  ------------  ------------
Restaurant costs and expenses:
  Cost of sales...........................................       17,913        14,692        35,004        28,489
  Labor...................................................       27,137        21,473        52,257        41,772
  Direct operating and occupancy..........................       14,952        11,798        28,968        23,055
                                                            ------------  ------------  ------------  ------------
         Total restaurant operating costs.................       60,002        47,963       116,229        93,316

  General and administrative..............................        4,648         3,826         8,975         7,495
  Depreciation and amortization...........................        3,693         2,873         7,160         5,613
  Pre-opening.............................................          688           721         1,217         1,113
                                                            ------------  ------------  ------------  ------------
        Operating income..................................        6,595         4,946        12,261         9,819
Other income:
  Interest income.........................................           88           170           170           389
  Interest expense........................................          --            --            --             (3)
                                                            ------------  ------------  ------------  ------------
         Total other income ..............................           88           170           170           386
                                                            ------------  ------------  ------------  ------------
Income before income tax provision........................        6,683         5,116        12,431        10,205
Income tax provision......................................        2,339         1,791         4,351         3,572
                                                            ------------  ------------  ------------  ------------
Net income................................................ $      4,344  $      3,325  $      8,080  $      6,633
                                                            ============  ============  ============  ============
Net income per common share:
  Basic................................................... $       0.23  $       0.18  $       0.44  $       0.36
                                                            ============  ============  ============  ============
  Diluted................................................. $       0.23  $       0.18  $       0.43  $       0.36
                                                            ============  ============  ============  ============
Shares used in calculating net income per common share:
  Basic...................................................       18,537        18,291        18,517        18,215
                                                            ============  ============  ============  ============
  Diluted.................................................       18,856        18,628        18,816        18,604
                                                            ============  ============  ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                      Six Months Ended
                                                                 --------------------------
                                                                 June 30,       July 1,
                                                                    2002          2001
                                                                 ------------  ------------
Operating activities:
Net income..................................................... $      8,080  $      6,633
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .............................        7,160         5,613
    Changes in operating assets and liabilities:
      Trade accounts receivable................................        2,946            (1)
      Inventories..............................................         (130)          (40)
      Prepaid expenses and other assets........................       (1,847)         (101)
      Accounts payable.........................................         (329)       (1,055)
      Accrued liabilities......................................        1,281           535
      Other liabilities........................................         (166)          (91)
                                                                 ------------  ------------
Net cash provided by operating activities......................       16,995        11,493
                                                                 ------------  ------------

Investing activities:
    Capital expenditures.......................................      (16,830)      (15,856)
                                                                 ------------  ------------
Net cash used in investing activities..........................      (16,830)      (15,856)
                                                                 ------------  ------------

Financing activities:
    Payments on long-term debt.................................          --            (21)
    Net proceeds from issuance of common stock.................        1,417         5,096
                                                                 ------------  ------------
Net cash provided by financing activities......................        1,417         5,075
                                                                 ------------  ------------
Net increase in cash and cash equivalents......................        1,582           712
Cash and cash equivalents at beginning of period...............       19,788        12,649
                                                                 ------------  ------------
Cash and cash equivalents at end of period..................... $     21,370  $     13,361
                                                                 ============  ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest.................................................... $        --   $         25
                                                                 ============  ============
   Income taxes................................................ $      4,742  $      3,570
                                                                 ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the "Company") owns, operates, licenses or franchises 138 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are necessary for a fair statement of the Company's consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 30, 2001 was derived from the Company's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Certain reclassifications have been made to the July 1, 2001 consolidated financial statements to conform to the June 30, 2002 presentation.

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No.142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 for its 2002 fiscal year, effective December 31, 2001. This adoption did not have a significant impact on the Company's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted SFAS No. 144 for its 2002 fiscal year, effective December 31, 2001, and reviewed the carrying value of the Company's assets in accordance with the statement on a restaurant by restaurant basis. There has been no write down of assets in the quarters or six months ended June 30, 2002 or July 1, 2001.

3. Sales of Common Stock

On January 15, 2002, employees purchased 67,537 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $889,000. Additionally, employees exercised options to purchase 57,936 shares of common stock during the first six months ended June 30, 2002, which resulted in net proceeds to the Company of $528,000.

In February 2001, the Company completed an offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.3 million.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of June 30, 2002. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. Availability under the credit facility is reduced by outstanding letters of credit which totaled $1.6 million as of June 30, 2002. In addition, the credit facility includes financial and non-financial covenants with which the Company was in compliance as of June 30, 2002.

5. Net Income Per Share (in thousands)

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128 for the three and six months ended June 30, 2002 and July 1, 2001 is as follows:

                                                           Three Months Ended         Six  Months Ended
                                                         ------------------------  ------------------------
                                                         June 30,       July 1,    June 30,       July 1,
                                                            2002          2001        2002          2001
                                                         ------------  ----------  ------------  ----------

 Numerator for basic and diluted net income per share.. $      4,344  $    3,325  $      8,080  $    6,633
                                                         ============  ==========  ============  ==========
Denominator:
 Denominator for basic net income per share -
  weighted average shares..............................       18,537      18,291        18,517      18,215
 Employee stock options................................          319         337           299         389
                                                         ------------  ----------  ------------  ----------
 Denominator for diluted net income per share -
  weighted average shares..............................       18,856      18,628        18,816      18,604
                                                         ============  ==========  ============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to herein as "we" and "our") is a leading casual dining restaurant chain in the premium pizza segment. As of August 13, 2002, we own and operate 107 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 26 states and the District of Columbia. We also franchise our concept and currently have 31 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During our 17 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

As of August 13, 2002, we have opened eight full service restaurants in fiscal 2002, three of which were opened in the first quarter, four in the second quarter and one to date in the third quarter. We plan to open a minimum of 9 additional full service restaurants in 2002 and have begun construction, signed lease agreements or have letters of intent for all of these additional restaurants.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and six months ended June 30, 2002 and July 1, 2001 consist of thirteen weeks and twenty-six weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

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

We have and will continue to provide the pro forma disclosures required under SFAS No. 123 in our annual consolidated financial statements.

Results of Operations

Our operating results for the three and six months ended June 30, 2002 and July 1, 2001 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                                              Three Months Ended           Six  Months Ended
                                                            --------------------------  --------------------------
                                                            June 30,       July 1,      June 30,       July 1,
                                                               2002          2001          2002          2001
                                                            ------------  ------------  ------------  ------------
Revenues:
  Restaurant sales........................................         99.1%        98.6%        99.1%        98.7%
  Franchise and other revenues............................          0.9           1.4           0.9           1.3
                                                            ------------  ------------  ------------  ------------
          Total revenues..................................        100.0         100.0         100.0         100.0
                                                            ------------  ------------  ------------  ------------
Restaurant costs and expenses:
  Cost of sales...........................................         23.9          24.7          24.2          24.6
  Labor...................................................         36.2          36.1          36.2          36.1
  Direct operating and occupancy..........................         20.0          19.8          20.1          19.9
                                                            ------------  ------------  ------------  ------------
         Total restaurant operating costs.................         80.1          80.6          80.5          80.5

  General and administrative..............................          6.1           6.3           6.2           6.4
  Depreciation and amortization...........................          4.9           4.8           4.9           4.8
  Pre-opening.............................................          0.9           1.2           0.8           0.9
                                                            ------------  ------------  ------------  ------------
        Operating income..................................          8.7           8.2           8.4           8.4
                                                            ------------  ------------  ------------  ------------
Other income:
  Interest income.........................................          0.1           0.3           0.1           0.3
  Interest expense..........................................        --            --            --            --
                                                            ------------  ------------  ------------  ------------
         Total other income ..............................          0.1           0.3           0.1           0.3
                                                            ------------  ------------  ------------  ------------
Income before income tax provision........................          8.8           8.5           8.5           8.7
Income tax provision......................................          3.1           3.0           3.0           3.0
                                                            ------------  ------------  ------------  ------------
Net income................................................          5.7%         5.5%         5.5%         5.7%
                                                            ============  ============  ============  ============

Three months ended June 30, 2002 compared to the three months ended July 1, 2001

Total Revenues. Total revenues increased by $15.3 million, or 25.4%, to $75.6 million in the second quarter of 2002 from $60.3 million for the second quarter of 2001 due to a $15.4 million increase in restaurant sales and a $132,000 decrease in franchise and other revenue. The increase in restaurant sales was due to $12.5 million in sales derived from the 22 new and non-comparable restaurant sales of stores opened between the beginning of the second quarter of 2001 and the end of the second quarter of 2002, with the remainder from comparable restaurant sales increases of 5.1%. The increase in comparable restaurant sales was driven by increases in the average check of approximately 3.5% compared to the second quarter of 2001, and an increase in customer counts of approximately 1.6%. The increase in average check was due to approximately 2.5% in price increases with the remainder due to shifts in our menu mix. The decline in franchise and other revenues was due primarily to lower sales at airport locations and the absence of initial franchise fees. No new franchises were opened in the second quarter of 2002 compared to two new franchises in the second quarter of 2001.

Cost of sales. Cost of sales increased by $3.2 million, or 21.9%, to $17.9 million for the second quarter of 2002 from $14.7 million for the second quarter of 2001. Cost of sales as a percentage of restaurant sales decreased to 23.9% for the second quarter of 2002 from 24.7% in the comparable quarter for the prior year. This decrease was a result of menu pricing, a favorable commodities market and simpler new menu rollout compared to the second quarter of 2001. We do expect some upward pressure on cost of sales for the remainder of the year due to a more complex new menu rollout anticipated in November and new store inefficiencies.

Labor. Labor increased by $5.7 million, or 26.4%, to $27.1 million for the second quarter of 2002 from $21.5 million for the second quarter of 2001. Labor as a percentage of restaurant sales increased to 36.2% for the second quarter of 2002 from 36.1% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to an increase in management bonuses due to better than anticipated sales as well as higher medical insurance costs compared with the same period last year. We expect modest increases in labor costs for the remainder of the year due to the increased weighting of new store openings toward the end of 2002, a more complex new menu rollout scheduled for November and continued medical insurance cost increases compared to 2001.

Direct operating and occupancy. Direct operating and occupancy increased by $3.2 million, or 26.7%, to $15.0 million for the second quarter of 2002 from $11.8 million for the second quarter of 2001. Direct operating and occupancy as a percentage of restaurant sales increased to 20.0% for the second quarter of 2002 from 19.8% for the prior period. The increase was primarily due to higher rent and common area maintenance charges as a perecntage of sales for the newer restaurants that have yet to reach mature sales levels. We expect direct operating and occupancy percentages to remain consistent with current levels for the remainder of the year.

General and administrative. General and administrative increased by $822,000, or 21.5%, to $4.6 million for the second quarter of 2002 from $3.8 million for the second quarter of 2001. General and administrative as a percentage of total revenues decreased to 6.1% for the second quarter of 2002 from 6.3% for the prior period. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of our increasing revenue base and our ability to leverage our general and administrative personnel.

Depreciation and amortization. Depreciation and amortization increased by $820,000, or 28.5%, to $3.7 million for the second quarter of 2002 from $2.9 million for the second quarter of 2001. The increase was primarily due to the 10 new restaurants opened after the second quarter of 2001 and seven new restaurants opened during the first six months of 2002.

Pre-opening. Pre-opening decreased by $33,000, or 4.6%, to $688,000 for the second quarter of 2002 from $721,000 for the second quarter of 2001. The decrease was due to opening four new restaurtants in the second quarter of 2002 compared to five new restaurants in the second quarter of 2001. We expect to incur a significant increase in aggregate pre-opening costs during subsequent months as a minimum of 10 additional new restaurants are scheduled to open between July and December 2002. Notwithstanding this increase in new stores, pre-opening costs are expected to remain in line with the planned company average of $175,000 per restaurant.

Other Income. Other income consists of interest income, net of interest expense. Other income decreased by $82,000, or 48.2%, to $88,000 for the second quarter of 2002 from $170,000 for the second quarter of 2001. The decrease was a result of the reduced interest rates available from financial institutions which resulted in an average rate for the second quarter of 2002 of 1.8% from approximately 4.8% in the second quarter of 2001.

Income tax provision. The income tax provision for the second quarter of 2002 and 2001 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rates applied to the second quarters of 2002 and 2001 comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2002 and 2001.

Six months ended June 30, 2002 compared to the six months ended July 1, 2001

Total Revenues. Total revenues increased by $28.5 million, or 24.3%, to $145.8 million for the first six months of 2002 from $117.4 million for the first six months of 2001 due to a $28.6 million increase in restaurant sales and a $108,000 decrease in franchise and other revenues. The increase in restaurant sales was due to $23.7 million in sales derived from the 22 new and non-comparable restaurant sales of stores opened between the beginning of the second quarter of 2001 and the end of the second quarter of 2002, with the remainder from comparable restaurant sales increases of 4.0%. The increase in comparable restaurant sales was driven by increases in the average check of approximately 3.2% compared to the first six months of 2001, and an increase in customer counts of approximately 0.8%. The increase in average check was due to approximately 2.5% in price increases with the remainder due to shifts in our menu mix. The decline in franchise and other revenue was due primarily to lower sales at airport locations and the absence of initial franchise fees. No new franchises were opened in the first six months of 2002 compared to two new franchises in the first six months of 2001.

Cost of sales. Cost of sales increased by $6.5 million, or 22.9%, to $35.0 million for the first six months of 2002 from $28.5 million for the first six months of 2001. Cost of sales as a percentage of restaurant sales decreased to 24.2% for the first six months of 2002 from 24.6% for the prior period. This reduction was primarily a result of increased operational efficiency, lower dairy and grocery costs and menu price increases taken in May and November of 2001 of 1.0% and 1.8%, respectively. We do expect slight upward pressure on cost of sales through the remainder of the year due to the increase in new store openings and a more complex new menu rollout anticipated in November of this year.

Labor. Labor increased by $10.5 million, or 25.1%, to $52.3 million for the first six months of 2002 from $41.8 million for the first six months of 2001. Labor as a percentage of restaurant sales increased to 36.2% for the first six months of 2002 from 36.1% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to higher management labor as a percentage of sales resulting from the hiring of additional managers in anticipation of new store openings. Due to the increase in new store openings and medical insurance cost increases, we do expect upward pressure on our labor costs for the remainder of the year.

Direct operating and occupancy. Direct operating and occupancy increased by $5.9 million, or 25.6%, to $29.0 million for the first six months of 2002 from $23.1 million for the first six months of 2001. Direct operating and occupancy as a percentage of restaurant sales increased from 19.9% for the first six months of 2001 to 20.1% for the first six months of 2002. The increase was primarily due to higher rent and common area maintenance charges as a percent of sales for the newer restaurants that have yet to reach mature sales levels. We expect direct operating and occupancy percentages to remain consistent with current levels for the remainder of the year.

General and administrative. General and administrative increased by $1.5 million, or 19.7%, to $9.0 million for the first six months of 2002 from $7.5 million for the first six months of 2001. General and administrative as a percentage of total revenues decreased to 6.2% for the first six months of 2002 from 6.4% for the prior period. The increase in general and administrative expenses was primarily a result of higher personnel costs related to new management positions in line with our growing unit base. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and our ability to leverage our general and administrative personnel.

Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 27.6%, to $7.2 million for the first six months of 2002 from $5.6 million for the first six months of 2001. The increase was primarily due to the 10 new restaurants opened after the second quarter of 2001 and the seven new restaurants opened during the first six months of 2002.

Pre-opening. Pre-opening increased by $104,000, or 9.3% to $1.2 million for the first six months of 2002 from $1.1 million for the first six months of 2001. The increase was due to the seven new stores that opened in the first six months of 2002 compared to six openings in the first six months of 2001. We expect to incur a significant increase in aggregate pre-opening costs for the remainder of the year as a minimum of 10 additional new restaurants are scheduled to open between July and December 2002. Notwithstanding this increase in new stores, pre opening costs are expected to remain in line with the planned company average of $175,000 per restaurant.

Other Income. Other income consists of interest income, net of interest expense. Other income, decreased by $216,000 to $170,000 for the first six months of 2002 from $386,000 for the first six months of 2001. The decrease was a result of the reduced interest rates available from financial institutions which resulted in an average rate for the first six months of 2002 of 1.9% from approximately 5.4% in the first six months of 2001.

Income tax provision. The income tax provision for the second quarter of 2002 and 2001 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rates applied to the second quarters of 2002 and 2001 comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2002 and 2001.

Liquidity and capital resources

In recent years, we have funded our capital requirements through cash flow from operations and proceeds from the issuance of common stock. For the first six months of 2002, net cash flow provided by operating activities was $17.0 million compared to $11.5 million for the first six months of 2001. Net cash flow provided by operating activities exceeded the net income for both periods due to the effects of depreciation and amortization and net changes in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to the collection of tenant improvement allowances during 2002 for restaurants opened in 2001.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first six months of 2002 and 2001 was $16.8 million and $15.9 million, respectively. We opened seven new restaurants in the first six months of 2002 compared with six restaurants in the same period last year. We will open a minimum of 10 additional restaurants during the remainder of 2002, for a total of at least 17 full service restaurants this fiscal year. This compares to a total of 16 full service restaurants in fiscal year 2001. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs, on average, to be approximately $175,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $1.4 million for the first six months of 2002 compared to net cash provided by financing activities of $5.1 million for the first six months of 2001. Financing activities in the first six months of 2002 consisted of $889,000 of proceeds from stock purchases related to our Employee Stock Purchase Plan and $528,000 of proceeds from employee common stock option exercises. Financing activities in 2001 consisted primarily of proceeds from the sale of securities, net of underwriting fees and expenses, related to our February 2001 follow-on offering and common stock option exercises. At June 30, 2002, we had a $20.0 million revolving line of credit, under which nothing was currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. Availability under the credit facility is reduced by outstanding letters of credit which totaled $1.6 million as of June 30, 2002. In addition, the credit facility includes financial and non-financial covenants with which the Company was in full compliance as of June 30, 2002.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short term and long term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non- compliance with our credit facility financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of June 30, 2002, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in "Related Party Transactions." Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

We lease certain restaurant facilities and our corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rental based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $4.4 million for the second quarter of 2002 and $3.6 million for the second quarter of 2001, including contingent rental expense of $335,000 and $313,000 for the second quarter of 2002 and 2001, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

Our aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding June 30, 2002 are as follows (in thousands):

   Fiscal years succeeding June 30, 2002:
     2002.............................................. $      7,730
     2003..............................................       15,367
     2004..............................................       15,411
     2005..............................................       15,380
     2006..............................................       15,028
     Thereafter........................................       71,471
                                                         ------------
                                                        $    140,387
                                                         ============

Related Party Transactions

In connection with our initial public offering, our Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, we were required to pay an amount equal to 20% of the gain recognized by our Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, we loaned our Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note currently bears interest at 5.0% and is due two years after the date of exercise. As of June 30, 2002, the amount outstanding on this loan totaled $267,000 and is included in other assets.

On August 24, 2001, we loaned one of our officers $65,000. The loan is supported by a full recourse promissory note which bears interest at 7.5% per annum. As of June 30, 2002, the amount outstanding on this loan totaled $32,000 and is included in other assets.

One of our directors, Rick J. Caruso, also serves as President of CAH Restaurants of California, LLC. We have entered into fanchise and development agreements with CAH Restaurants of California, LLC pursuant to which it currently operates two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC pays franchise and royalty fees to us under these agreements. We recorded an aggregate of $130,000 and $93,000 in such fees during the first six months of 2002 and 2001, respectively.

Certification

The certification by the Company's chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

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

Risk Factors

This document contains forward-looking statements concerning us that involve risks and uncertainties. Such forward-looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in this document. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted below in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

One of our biggest challenges in meeting our growth objectives will be to secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. There can be no assurance that we will be able to find sufficient suitable locations for our planned expansion in any future period. Delays or failures in opening new restaurants could materially adversely affect our business, consolidated financial condition, operating results or cash flows.

We could face labor shortages which could slow our growth.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Although we have not experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain a sufficient number of qualified individuals may delay the planned openings of new restaurants. Any such delays or any material increases in employee turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

As part of our expansion strategy we will be opening up restaurants in markets which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating restaurants in new markets on a profitable basis.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our master distributor, Meadowbrook Meat Company, Inc., expires in June 2004. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our consolidated operating results and cash flows.

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

Forty-three percent of our company-owned restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

We and our franchisees currently operate a total of 54 restaurants (46 company owned and eight owned by franchisees), in California, of which 42 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In the recent past, California has experienced repeated episodes of diminished electrical power supply and higher energy prices for gas and electricity. Other unscheduled interruptions or price increases may occur in the future and we are unable to predict either their occurrence, duration or cessation. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. which expires on June 30, 2004. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 1.0%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of no more than one year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2002, we held our Annual Meeting of Shareholders. The matters submitted for vote and related election results were as follows:

  To elect William C. Baker, Rick J. Caruso, Larry S. Flax, Frederick R. Hipp, Charles G. Phillips, Richard L. Rosenfield, and Harold O. Rosser to the Board of Directors of the Company until the Company's next annual meeting of shareholders and until their successors are elected. The results of proxies voted for the election were as follows:

	Votes For	Votes Withheld
William C. Baker
15,468,686
		375,458
Rick J. Caruso	15,438,252	405,892
Larry S. Flax	15,468,686	375,458
Frederick R. Hipp	13,602,338	2,241,806
Charles G. Phillips	15,468,686	375,458
Richard L. Rosenfield	15,468,686	375,458
Harold O. Rosser	15,468,686	375,458

  To approve the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ending December 29, 2002. The results of proxies voted were as follows:

Votes For	Votes Against	Abstained
15,048,275

786,318

9,551

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
None
b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002

California Pizza Kitchen, Inc.

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)