Form 10-Q
period 2002-09-29
CALIFORNIA PIZZA KITCHEN INC
filed 2002-11-12
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002 or

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

    There were 18,727,812 shares of outstanding Common Stock of the Registrant as of November 7, 2002.

California Pizza Kitchen, Inc and Subsidiaries
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets at September 29, 2002 and December 30, 2001	**

Consolidated Statements of Operations for the three and nine months ended September 29, 2002 and September 30, 2001, respectively	**

Consolidated Statements of Cash Flows for the nine months ended September 29, 2002 and September 30, 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Certifications	**

Index to Exhibits	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

                                                                  September 29,  December 30,
                                                                     2002           2001
                                                                 -------------  -------------
Assets                                                            (unaudited)
Current assets:
  Cash and cash equivalents.................................... $      24,308  $      19,788
  Trade accounts receivable....................................         1,036          4,741
  Inventories..................................................         1,923          1,777
  Prepaid expenses and other current assets....................         1,005            877
                                                                 -------------  -------------
         Total current assets..................................        28,272         27,183
Property and equipment, net....................................       122,983        109,530
Deferred taxes.................................................         6,241          6,241
Other assets...................................................         1,803          2,381
                                                                 -------------  -------------
         Total assets.......................................... $     159,299  $     145,335
                                                                 =============  =============
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable............................................. $       2,208  $       3,246
  Accrued compensation and benefits............................         8,660          9,117
  Accrued rent.................................................         6,600          5,870
  Other accrued liabilities....................................         7,551          6,959
  Accrued income tax...........................................         4,429          3,460
                                                                 -------------  -------------
         Total current liabilities.............................        29,448         28,652

Other liabilities..............................................         2,281          2,577

Commitments and Contingencies..................................

Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares
    authorized, 18,624,472 and 18,425,343 shares issued
    and outstanding at September 29, 2002 and December 30,
    2001, respectively.........................................           186            184
  Additional paid-in capital...................................       209,001        206,624
  Accumulated deficit..........................................       (81,617)       (92,702)
                                                                 -------------  -------------
         Total shareholders' equity............................       127,570        114,106
                                                                 -------------  -------------
         Total liabilities and shareholders' equity............ $     159,299  $     145,335
                                                                 =============  =============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

                                                      Three Months Ended           Nine  Months Ended
                                                    --------------------------  --------------------------
                                                    September 29, September 30, September 29, September 30,
                                                       2002          2001          2002          2001
                                                    ------------ -------------  ------------ -------------
Revenues:
  Restaurant sales................................ $     78,155  $     63,566  $    222,612  $    179,429
  Franchise and other revenues....................          789           705         2,174         2,198
                                                    ------------  ------------  ------------  ------------
          Total revenues..........................       78,944        64,271       224,786       181,627
                                                    ------------  ------------  ------------  ------------
Restaurant costs and expenses:
  Cost of sales...................................       18,822        15,841        53,826        44,330
  Labor...........................................       28,306        22,920        80,563        64,692
  Direct operating and occupancy..................       15,305        12,670        44,272        35,725
                                                    ------------  ------------  ------------  ------------
         Total restaurant operating costs.........       62,433        51,431       178,661       144,747

  General and administrative......................        4,841         3,894        13,816        11,389
  Depreciation and amortization...................        3,796         3,085        10,957         8,699
  Pre-opening.....................................        1,048           805         2,265         1,918
  Loss on impairment of property and equipment
    and restaurant closures.......................        2,380           --          2,380           --
                                                    ------------  ------------  ------------  ------------
        Operating income..........................        4,446         5,056        16,707        14,874
Other income:
  Interest income.................................          107           127           277           538
  Interest expense................................          --            --            --            (25)
                                                    ------------  ------------  ------------  ------------
         Total other income ......................          107           127           277           513
                                                    ------------  ------------  ------------  ------------
Income before income tax provision................        4,553         5,183        16,984        15,387
Income tax provision..............................        1,548         1,814         5,899         5,386
                                                    ------------  ------------  ------------  ------------
Net income........................................ $      3,005  $      3,369  $     11,085  $     10,001
                                                    ============  ============  ============  ============
Net income per common share:
  Basic........................................... $       0.16  $       0.18  $       0.60  $       0.55
                                                    ============  ============  ============  ============
  Diluted......................................... $       0.16  $       0.18  $       0.59  $       0.54
                                                    ============  ============  ============  ============
Shares used in calculating net income
     per common share:
  Basic...........................................       18,607        18,383        18,547        18,272
                                                    ============  ============  ============  ============
  Diluted.........................................       18,841        18,625        18,825        18,613
                                                    ============  ============  ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                   Nine Months Ended
                                                              --------------------------
                                                              September 29, September 30,
                                                                 2002          2001
                                                              ------------  ------------
Operating activities:
Net income.................................................. $     11,085  $     10,001
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..........................       10,957         8,699
    Loss on impairment of property and equipment and                  --            --
        restaurant closures.................................        2,380           --
    Changes in operating assets and liabilities:
      Trade accounts receivable.............................        3,705           159
      Inventories...........................................         (146)          (56)
      Prepaid expenses and other assets.....................          303          (336)
      Accounts payable......................................       (1,038)         (974)
      Accrued liabilities...................................        1,834         1,760
      Other liabilities.....................................         (796)         (122)
                                                              ------------  ------------
Net cash provided by operating activities...................       28,284        19,131
                                                              ------------  ------------

Investing activities:
    Capital expenditures....................................      (26,143)      (25,709)
                                                              ------------  ------------
Net cash used in investing activities.......................      (26,143)      (25,709)
                                                              ------------  ------------

Financing activities:
    Payments on long-term debt..............................          --            (34)
    Net proceeds from issuance of common stock..............        2,379         5,345
                                                              ------------  ------------
Net cash provided by financing activities...................        2,379         5,311
                                                              ------------  ------------
Net increase (decrease) in cash and cash equivalents........        4,520        (1,267)
Cash and cash equivalents at beginning of period............       19,788        12,649
                                                              ------------  ------------
Cash and cash equivalents at end of period.................. $     24,308  $     11,382
                                                              ============  ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest................................................. $        --   $         25
                                                              ============  ============
   Income taxes............................................. $      4,878  $      3,570
                                                              ============  ============

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 29, 2002
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the "Company") owns, operates, licenses or franchises 146 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

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

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No.142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 for its 2002 fiscal year. This adoption did not have a significant impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted SFAS No. 144 for its 2002 fiscal year, and reviews the carrying value of the Company's assets in accordance with the statement on a restaurant by restaurant basis. During the third quarter of 2002, the Company incurred a non-recurring before tax charge of approximately $2.4 million, stemming from the write down and anticipated closure costs for one full service restaurant and one ASAP restaurant. There was no corresponding write down or impairment charge for the September 30, 2001 period.

In June 2002, the FASB issused SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

3. Sales of Common Stock

On January 15, 2002 and July 17, 2002, employees purchased 67,537 and 61,066 shares respectively, of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $889,000 and $811,000, respectively. Additionally, employees exercised options to purchase 70,526 shares of common stock during the first nine months ended September 29, 2002, which resulted in net proceeds to the Company of $679,000.

In February 2001, the Company completed an offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.3 million.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of September 29, 2002. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $1.8 million as of September 29, 2002. In addition, the credit facility includes financial and non-financial covenants with which the Company was in compliance as of September 29, 2002.

5. Net Income Per Share (in thousands)

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128 "Earnings Per Share" for the three and nine months ended September 29, 2002 and September 30, 2001 is as follows:

                                                           Three Months Ended         Nine  Months Ended
                                                         ------------------------  ------------------------
                                                        September 29, September 30 September 29, September 30
                                                            2002          2001        2002          2001
                                                         ------------  ----------  ------------  ----------
 Numerator for basic and diluted net income
     per common share.................................. $      3,005  $    3,369  $     11,085  $   10,001
                                                         ============  ==========  ============  ==========
Denominator:
 Denominator for basic net income per common share -
  weighted average shares..............................       18,607      18,383        18,547      18,272
 Employee stock options................................          234         242           278         341
                                                         ------------  ----------  ------------  ----------
 Denominator for diluted net income per common share -
  weighted average shares..............................       18,841      18,625        18,825      18,613
                                                         ============  ==========  ============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to herein as "we" and "our") is a leading casual dining restaurant chain in the premium pizza segment. As of November 11, 2002, we own and operate 114 restaurants under the name "California Pizza Kitchen" or "California Pizza Kitchen ASAP" in 26 states and the District of Columbia. We also franchise our concept and currently have 32 additional restaurants, which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California. During our 17 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

As of November 11, 2002, we have opened 15 full service restaurants in fiscal 2002, three of which were opened in the first quarter, four in the second quarter, six in the third quarter and two to date in the fourth quarter. We plan to open three additional full service restaurants in 2002 and have begun construction on all of these additional restaurants.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and nine months ended September 29, 2002 and September 30, 2001 consist of thirteen weeks and thirty- nine weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

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

We elected to follow APB No. 25, and related Interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

We have and will continue to provide the pro forma disclosures required under SFAS No. 123 in our annual consolidated financial statements.

Results of Operations

Our operating results for the three and nine months ended September 29, 2002 and September 30, 2001 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                                      Three Months Ended           Nine  Months Ended
                                                    --------------------------  --------------------------
                                                    September 29, September 30, September 29, September 30,
                                                       2002          2001          2002          2001
                                                    ------------  ------------  ------------  ------------
Revenues:
  Restaurant sales................................         99.0%        98.9%        99.0%        98.8%
  Franchise and other revenues....................          1.0           1.1           1.0           1.2
                                                    ------------  ------------  ------------  ------------
          Total revenues..........................        100.0         100.0         100.0         100.0
                                                    ------------  ------------  ------------  ------------
Restaurant costs and expenses:
  Cost of sales...................................         24.1          24.9          24.2          24.7
  Labor...........................................         36.2          36.1          36.2          36.1
  Direct operating and occupancy..................         19.6          19.9          19.9          19.9
                                                    ------------  ------------  ------------  ------------
         Total restaurant operating costs.........         79.9          80.9          80.3          80.7

  General and administrative......................          6.1           6.1           6.1           6.3
  Depreciation and amortization...................          4.8           4.8           4.9           4.8
  Pre-opening.....................................          1.3           1.3           1.0           1.1
  Loss on impairment of property and equipment
    and restaurant closures.......................          3.0           --            1.1           --
                                                    ------------  ------------  ------------  ------------
        Operating income..........................          5.6           7.9           7.4           8.2
                                                    ------------  ------------  ------------  ------------
Other income:
  Interest income.................................          0.1           0.2           0.1           0.3
  Interest expense................................          --            --            --            --
                                                    ------------  ------------  ------------  ------------
         Total other income ......................          0.1           0.2           0.1           0.3
                                                    ------------  ------------  ------------  ------------
Income before income tax provision................          5.7           8.1           7.5           8.5
Income tax provision..............................          2.0           2.8           2.6           3.0
                                                    ------------  ------------  ------------  ------------
Net income........................................          3.7%         5.2%         4.9%         5.5%
                                                    ============  ============  ============  ============

Three months ended September 29, 2002 compared to the three months ended September 30, 2001

Total Revenues. Total revenues increased by $14.7 million, or 22.8%, to $78.9 million in the third quarter of 2002 from $64.3 million for the third quarter of 2001 due to a $14.6 million increase in restaurant sales and an $84,000 increase in franchise and other revenues. The increase in restaurant sales was due to the 13 new stores opened in 2002 accounting for $6.2 million, the ten non-comparable restaurant sales of stores opened between the beginning of the third quarter of 2001 and the end of the fourth quarter of 2001 accounting for $5.4 million, with the remainder from comparable restaurant sales increases of 5.3%. The increase in comparable restaurant sales was driven by increases in the average check of approximately 4.2% compared to the third quarter of 2001, and an increase in customer counts of approximately 1.1%. The increase in average check was due to approximately 1.8% in price increases with the remainder due to shifts in our menu mix. The increase in franchise and other revenues was due primarily to an increase in royalties from Kraft's distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $3.0 million, or 18.8%, to $18.8 million for the third quarter of 2002 from $15.8 million for the third quarter of 2001. Cost of sales as a percentage of restaurant sales decreased to 24.1% for the third quarter of 2002 from 24.9% in the comparable quarter for the prior year. This decrease was a result of menu pricing, a favorable commodities market and the Company's continued focus on operational efficiencies. We do expect some upward pressure on cost of sales for the remainder of the year due to training for our new menu scheduled for November and new store inefficiencies.

Labor. Labor increased by $5.4 million, or 23.5%, to $28.3 million for the third quarter of 2002 from $22.9 million for the third quarter of 2001. Labor as a percentage of restaurant sales increased to 36.2% for the third quarter of 2002 from 36.1% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to an increase in management bonuses due to better than anticipated sales as well as higher medical insurance costs compared with the same period last year. We expect modest increases in labor costs for the remainder of the year due to training for our new menu rollout scheduled for November and continued medical insurance cost increases compared to 2001.

Direct operating and occupancy. Direct operating and occupancy increased by $2.6 million, or 20.8%, to $15.3 million for the third quarter of 2002 from $12.7 million for the third quarter of 2001. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.6% for the third quarter of 2002 from 19.9% for the prior period. The decrease was primarily due to sales leverage obtained from the 5.3% increase in same store sales coupled with lower utility costs compared to the third quarter 2001. We expect direct operating and occupancy percentages to approximate current year to date run rates for the remainder of the year.

General and administrative. General and administrative increased by $947,000, or 24.3%, to $4.8 million for the third quarter of 2002 from $3.9 million for the third quarter of 2001. General and administrative as a percentage of total revenues was flat at 6.1% for the third quarter of 2002 compared to the prior period. The $947,000 increase in general and administrative expenses was primarily a result of our increased travel and operational personnel associated with new store openings. We expect general and administrative percentages to approximate current year to date run rates for the remainder of the year.

Depreciation and amortization. Depreciation and amortization increased by $711,000, or 23.0%, to $3.8 million for the third quarter of 2002 from $3.1 million for the third quarter of 2001. The increase was primarily due to the six new restaurants opened after the third quarter of 2001 and 13 new restaurants opened during the first nine months of 2002.

Pre-opening. Pre-opening increased by $243,000, or 30.2%, to $1.0 million for the third quarter of 2002 from $805,000 for the third quarter of 2001. The increase was due to opening six new restaurtants in the third quarter of 2002 compared to four new restaurants in the third quarter of 2001. We anticipate pre-opening costs in the fourth quarter to remain in line with the current company average of $175,000 per restaurant.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures of $2.4 million represents the impairment charge and anticipated closure costs for one company owned full service restaurant and one company owned ASAP restaurant, in accordance with SFAS No. 144. There was no corresponding impairment charge for the September 30, 2001 period.

Other income. Other income consists of interest income, net of interest expense. Other income decreased by $20,000, or 15.7%, to $107,000 for the third quarter of 2002 from $127,000 for the third quarter of 2001. The decrease was a result of the reduced interest rates available from financial institutions for the third quarter of 2002 compared to the third quarter of 2001.

Income tax provision. The income tax provision for the third quarter of 2002 and 2001 was based on annual effective tax rates applied to the income before income tax provision. A rate of 34.0% was applied to the third quarter of 2002 and 35.0% to the third quarter of 2001. These rates comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2002 and 2001.

Nine months ended September 29, 2002 compared to the nine months ended September 30, 2001

Total Revenues. Total revenues increased by $43.2 million, or 23.8%, to $224.8 million for the first nine months of 2002 from $181.6 million for the first nine months of 2001 due to a $43.2 million increase in restaurant sales and a $24,000 decrease in franchise and other revenues. The increase in restaurant sales was due to the 13 new stores opened in 2002 accounting for $11.2 million, the ten non-comparable restaurant sales of stores opened between the beginning of the third quarter of 2001 and the end of the fourth quarter of 2001 accounting for $24.1 million, with the remainder from comparable restaurant sales increases of 4.4%. The increase in comparable restaurant sales was driven by increases in the average check of approximately 3.5% compared to the first nine months of 2001, and an increase in customer counts of approximately 0.9%. The increase in average check was due to approximately 1.8% in price increases with the remainder due to shifts in our menu mix. The decline in franchise and other revenues was due to lower sales at airport locations and a reduction of initial franchise fees as the company opened one franchise in the first nine months of 2002 compared with three in the prior period. These decreases were offset by an increase in royalties from Kraft's distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $9.5 million, or 21.4%, to $53.8 million for the first nine months of 2002 from $44.3 million for the first nine months of 2001. Cost of sales as a percentage of restaurant sales decreased to 24.2% for the first nine months of 2002 from 24.7% for the prior period. This decrease was a result of menu pricing, a favorable commodities market and the Company's continued focus on operational efficiencies. We do expect some upward pressure on cost of sales for the remainder of the year due to training for our new menu scheduled for November and new store inefficiencies.

Labor. Labor increased by $15.9 million, or 24.5%, to $80.6 million for the first nine months of 2002 from $64.7 million for the first nine months of 2001. Labor as a percentage of restaurant sales increased to 36.2% for the first nine months of 2002 from 36.1% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to an increase in management bonuses due to better than anticipated sales as well as higher medical insurance costs compared with the same period last year. We expect modest increases in labor costs for the remainder of the year due to training for our new menu scheduled for November and continued medical insurance cost increases compared to 2001.

Direct operating and occupancy. Direct operating and occupancy increased by $8.5 million, or 23.9%, to $44.3 million for the first nine months of 2002 from $35.7 million for the first nine months of 2001. Direct operating and occupancy as a percentage of restaurant sales were flat at 19.9% for the first nine months of 2002 compared with the prior period. We expect direct operating and occupancy percentages to remain consistent with current levels for the remainder of the year.

General and administrative. General and administrative increased by $2.4 million, or 21.3%, to $13.8 million for the first nine months of 2002 from $11.4 million for the first nine months of 2001. General and administrative as a percentage of total revenues decreased to 6.1% for the first nine months of 2002 from 6.3% for the prior period. The decrease in general and administrative expenses as a percentage of revenues is primarily a result of the Company's increasing revenue base and our ability to leverage our general and administrative personnel. We expect general and administrative percentages to approximate current year to date run rates for the remainder of the year.

Depreciation and amortization. Depreciation and amortization increased by $2.3 million, or 26.0%, to $11.0 million for the first nine months of 2002 from $8.7 million for the first nine months of 2001. The increase was primarily due to the six new restaurants opened after the third quarter of 2001 and 13 new restaurants opened during the first nine months of 2002.

Pre-opening. Pre-opening increased by $347,000, or 18.1%, to $2.3 million for the first nine months of 2002 from $1.9 million for the first nine months of 2001. The increase was due to the 13 new stores that opened in the first nine months of 2002 compared to ten openings in the first nine months of 2001. Pre-opening costs are expected to remain in line with the planned company average of $175,000 per restaurant for the remainder of 2002.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures of $2.4 million represents the impairment charge and anticipated closure costs for one company owned full service restaurant and one company owned ASAP restaurant, in accordance with SFAS No.144. There was no corresponding impairment charge for the September 30, 2001 period.

Other income. Other income consists of interest income, net of interest expense. Other income decreased by $236,000, or 46.0% to $277,000 for the first nine months of 2002 from $513,000 for the first nine months of 2001. The decrease was a result of the reduced interest rates available from financial institutions for the first nine months of 2002 compared to the first nine months of 2001.

Income tax provision. The income tax provision for the third quarter of 2002 and 2001 was based on annual effective tax rates applied to the income before income tax provision. The rate used for the first nine months of 2002 is 34.7% and is a composite of 35.0% for the first two quarters and 34.0% for the third quarter of 2002. The rate used for the first nine months of 2001 is 35.0%. Rates in both 2002 and 2001 comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2002 and 2001.

Liquidity and capital resources

In recent years, we have funded our capital requirements through cash flow from operations and proceeds from the issuance of common stock. For the first nine months of 2002, net cash flow provided by operating activities was $28.3 million compared to $19.1 million for the first nine months of 2001. Net cash flow provided by operating activities exceeded the net income due to the effects of depreciation and amortization, the loss on impairment of property and equipment and anticipated restaurant closure costs and net changes in operating assets and liabilities for 2002 and due to the effects of depreciation and amortization for 2001. The net change in operating assets and liabilities was primarily due to the collection of tenant improvement allowances during 2002 for restaurants opened in 2001.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first nine months of 2002 and 2001 was $26.1 million and $25.7 million, respectively. We opened 13 new restaurants in the first nine months of 2002 compared with ten restaurants in the same period last year. We will open five additional restaurants during the remainder of 2002, for a total of 18 full service restaurants this fiscal year. This compares to a total of 16 full service restaurants in fiscal year 2001. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs, on average, to be approximately $175,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $2.4 million for the first nine months of 2002 compared to net cash provided by financing activities of $5.3 million for the first nine months of 2001. Financing activities in the first nine months of 2002 consisted of $1.7 million of proceeds from stock purchases related to our Employee Stock Purchase Plan and $679,000 of proceeds from employee common stock option exercises. Financing activities in 2001 consisted primarily of proceeds from the sale of securities, net of underwriting fees and expenses, related to our February 2001 follow-on offering and common stock option exercises. We have a $20.0 million revolving line of credit, of which nothing was currently outstanding as of September 29, 2002 The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $1.8 million as of September 29, 2002. In addition, the credit facility includes financial and non-financial covenants with which the Company was in full compliance as of September 29, 2002.

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

As of September 29, 2002, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in "Related Party Transactions." Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

We lease certain restaurant facilities and our corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rental based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $4.6 million for the third quarter of 2002 and $3.8 million for the third quarter of 2001, including contingent rental expense of $370,000 and $339,000 for the third quarters of 2002 and 2001, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

Our aggregate future minimum annual lease payments under non- cancelable operating leases for the fiscal years succeeding September 29, 2002 are as follows (in thousands):

   Fiscal years succeeding September 29, 2002:
     2002.............................................. $      4,070
     2003..............................................       16,321
     2004..............................................       16,406
     2005..............................................       16,418
     2006..............................................       16,113
     Thereafter........................................       79,644
                                                         ------------
                                                        $    148,972
                                                         ============

Related Party Transactions

In connection with our initial public offering, our Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, we were required to pay an amount equal to 20% of the gain recognized by our Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, we loaned our Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest upon maturation in August 2002.

On August 24, 2001, we loaned one of our officers $65,000. The loan is supported by a full recourse promissory note, which bears interest at 7.5% per annum. As of September 29, 2002, the amount outstanding on this loan totaled $32,000 and is included in other assets.

One of our directors, Rick J. Caruso, also serves as President of CAH Restaurants of California, LLC. We have entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it currently operates two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC pays franchise and royalty fees to us under these agreements. We recorded an aggregate of $197,000 and $139,000 in such fees during the first nine months of 2002 and 2001, respectively.

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

We could face labor shortages, which could slow our growth.

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

As part of our expansion strategy we will be opening up restaurants in markets which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by paying careful attention to site selection, training and staffing needs, there can be no assurance that we will be successful in operating restaurants in new markets on a profitable basis.

Our expansion may strain our infrastructure, which could slow our restaurant development.

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

Our operations are susceptible to changes in food and supply costs, which could adversely affect our margins.

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

Forty-one percent of our company-owned restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

We and our franchisees currently operate a total of 55 restaurants (47 company owned and eight owned by franchisees), in California, of which 42 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In the recent past, California has experienced repeated episodes of diminished electrical power supply and higher energy prices for gas and electricity. Other unscheduled interruptions or price increases may occur in the future and we are unable to predict their occurrence, duration or cessation. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

The restaurant industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause customers to avoid our restaurants and result in liabilities.

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

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. that expires on June 30, 2004. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 1.0%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Office and Chief Financial Officer have conducted an evaluation of the effectiveness of our internal controls, disclosure controls and procedures within 90 days of the filing date of this report in accordance with Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a)	Exhibits Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2002

California Pizza Kitchen, Inc.
By:	/s/ FREDERICK R. HIPP
Frederick R. Hipp
Chief Exective Officer
By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)

CERTIFICATIONS

I, Frederick R. Hipp, certify that:

1. I have reviewed this quarterly report on Form l0-Q of California Pizza Kitchen, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

By:	/s/ FREDERICK R. HIPP
Frederick R. Hipp
Chief Exective Officer

I, Gregory S. Levin, certify that:

1. I have reviewed this quarterly report on Form l0-Q of California Pizza Kitchen, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002