Form 10-K
period 2002-12-29
CALIFORNIA PIZZA KITCHEN INC
filed 2003-03-14
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002, was approximately $460 million based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      As of March 12, 2003 there were 18,853,436 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held May 7, 2003.

California Pizza Kitchen, Inc.

2002 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002 are referred to as years 1998, 1999, 2000, 2001 and 2002, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal year 1998 included 53 weeks. All other years shown are 52 weeks. Our fiscal quarters typically consist of 13 weeks.

PART I

ITEM 1. BUSINESS

Overview and Strategy

California Pizza Kitchen is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 14, 2003, we own, license or franchise 151 restaurants in 26 states, the District of Columbia and five foreign countries, of which 119 are company-owned and 32 operate under franchise or license arrangements. During our 18 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcase recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as the Original BBQ Chicken Pizza, the Thai Chicken Pizza, Kung Pao Spaghetti and the Tricolore Salad. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

Our objective is to extend our leadership position in the restaurant and premium pizza market by selling innovative, high quality pizzas and related products and by providing exceptional customer service, thereby building a high degree of customer loyalty, brand awareness and superior returns for our shareholders. To reach these objectives, we plan to increase our market share by expanding our restaurant base in new and existing markets, leverage our partnerships in non-traditional and retail channels and offer innovative menu items on our platform of pizzas.

Menu

Our menu committee, which includes our co-founders Rick Rosenfield and Larry Flax, continuously experiments with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza - the premium pizza. For example, our signature creation, the Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of marinated chicken breast, smoked Gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Our other innovative pizzas include the Carne Asada Pizza, Grilled Garlic Shrimp Pizza, Jamaican Jerk Chicken Pizza and Caramelized Pear and Gorgonzola Pizza.

We have broadened our menu beyond pizza to include pastas, salads, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken Tequila Fettucine which captures Southwestern flavors in a rich tequila-lime and jalapeno cream sauce, our Original BBQ Chicken Chopped Salad which uses both barbecue sauce and garden-herb ranch dressing, Oriental Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Roll Appetizers which are sprinkled with parmesan cheese and baked in our pizza ovens.

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom, Pepperoni and Sausage Pizza, the Fresh Tomato, Basil and Garlic Pizza, and the Sweet and Spicy Italian Sausages Pizza which combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Classic Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese and our Rustica Pizza made with imported tomatoes, fresh mozzarella cheese, garlic, crushed chilies, capers and Mediterranean olives. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high quality versions of popular salads, including our Caesar Salad and Original Chopped Salad.

All of our menu items are prepared to order in our full service restaurants. This reinforces our customers' confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers' changing tastes and expectations. Our entrees generally range in price from $7.79 to $13.99 and our average guest check during 2002 was approximately $11.50, including alcoholic beverages. We offer a variety of wines by the bottle or the glass, as well as bottled and tap beers, primarily to complement our menu offerings.

Operations

Restaurant management. We currently have 18 regional directors and a regional Vice President of Operations who report to our Vice Presidents of Operations. Each regional director oversees three to eight restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two other managers. Additionally, depending upon the size and sales volume of a restaurant, we may also employ another kitchen manager or a third manager in the dining area. Most of our full service restaurants employ approximately 50 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personal performance, food and beverage preparation and maintenance of facilities. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. New restaurant managers are trained over a ten-week period at a certified training restaurant. Beginning January 2003, the Company extended its manager training program by two weeks for a total training period of 12 weeks. The additional two weeks will be dedicated solely to food, which is the essence of the California Pizza Kitchen experience. Training also includes service, kitchen and management responsibilities. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. In addition, we have detailed written operating procedures, standards and controls, food quality assurance systems, and safety programs. Once a year we hold a general manager conference in which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics.

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

Recruiting and retention. We seek to hire experienced general managers and staff. We support our employees by offering competitive wages, competitive benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including part-time workers, generous discounts on dining, and an employee stock purchase plan which allows all employees to participate who have worked for us for at least a year and who work a minimum of 20 hours per week.

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

Customer satisfaction. Customer satisfaction is critically important to us. To that end, we routinely solicit and analyze our customers' opinions through periodic surveys of 20,000 to 25,000 randomly selected guests and we routinely mystery shop our restaurants three to four times a month. These programs are a vital tool in our quality control efforts, from both food quality and customer service perspectives.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention, featuring our co-founders Rick Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New store openings, high profile fundraisers and media events currently serve as the focal point of our public relations and media efforts. Our openings are often featured on live local television and radio broadcasts and receive coverage in local newspapers. We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fund raising events with invitations to media personalities and community leaders. In addition, we donate 100% of all opening day pizza sales to worthwhile local charities. During 2002, the California Pizza Kitchen Foundation contributed over $100,000 to charities across the U.S.

Over the last year, we have appeared on the Today Show, CNN Moneyline and Forbes Magazine's "Best 200 Small Companies." We also engage to a limited extent in paid advertising for individual restaurant locations, including billboards, direct mail and mall kiosks. Ongoing marketing efforts include local kid's tours with schools and other children's organizations, concierge parties and on-going publicity programs. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings. In 2002, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes and donate food and services on an on-going basis. We have developed two cookbooks and 100% of the proceeds from these cookbooks are donated to various children's charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers.

Expansion strategy and site selection

Our full service restaurants will continue to represent the majority of our growth in the near term and our expansion strategy focuses primarily on further penetrating existing markets. As such, we anticipate over the next several years that 70% to 80% of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

We believe that our site-selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. We identify areas within our target markets that meet our demographic requirements, focusing on daytime and evening populations, shopping patterns, availability of personnel and household income levels. We only consider expanding to new markets that meet our strict demographic criteria. Our site selection criteria are flexible given that we operate restaurants in regional shopping malls, in-line shopping centers, retail and entertainment centers, free-standing buildings in commercial and residential neighborhoods, office buildings and hotels. Our prototype full service restaurant is approximately 4,800 to 5,200 square feet and has approximately 150 seats. However, we have the ability to operate a full service restaurant in less than 4,000 square feet, particularly if we are able to secure additional patio seating. We believe that the size and flexibility of our formats provide us with a competitive advantage in securing sites. We have several long-standing relationships with major mall developers and owners, and are therefore afforded the opportunity to negotiate multiple location deals.

We also own three California Pizza Kitchen ASAP restaurants which were opened in 2000. These sites are currently under evaluation.

In 2003, we intend to open a minimum of 22 company-owned, full service restaurants and have signed leases or letters of intent for all of these sites.

Unit level economics

For 2002, sales of our 96 full service restaurants open for the entire fiscal year averaged $2.9 million and generated average restaurant-level pre-tax cash flow of $571,000 per store. Our prototype full service restaurant is approximately 4,800 to 5,200 square feet and has approximately 150 seats. Our average cash investment, net of landlord contributions, was approximately $1.3 million for the 18 full service restaurants opened in fiscal 2002, excluding pre-opening costs which averaged approximately $185,000 per restaurant. We expect that in the future our cash investment, net of landlord contributions, will average approximately $1.3 million, excluding pre-opening costs, which are anticipated to be approximately $180,000 to $185,000 per restaurant.

Restaurant franchise and licensing arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the concept of 'California Pizza Kitchen ASAP' in 1996. Our ASAP restaurants are designed specifically for the 'grab and go' customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. In addition to our franchised ASAP concept, we franchise on a limited basis our full service restaurants. Our largest ASAP franchisee, Host Marriott Services (hereafter referred to as "HMSHost"), operates 20 California Pizza Kitchen ASAP restaurants, primarily in airports, throughout the United States under a development and franchise arrangement. MGM Mirage operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada. We also have a franchisee operating one ASAP restaurant in Thousand Oaks, California and one full service restaurant in Ventura, California; an international franchisee operating five full service restaurants with two in Singapore and one each in Malaysia, Indonesia and Hong Kong; and another international franchisee operating four full service restaurants in the Philippines. The Hong Kong restaurant opened in February 2003 and is the only international franchise expected to open this year.

Our development agreement with HMSHost grants it limited exclusive rights to open new ASAP restaurants in airports, travel plazas along toll-roads and in mall food court locations; however, any location proposed by HMSHost is subject to approval by us in our sole discretion. If HMSHost determines not to submit a bid or proposal for a new airport, travel plaza or mall location or determines not to include us in the proposal or bid, we are free to bid ourselves or to license another party to operate an ASAP in that location. Under our agreement, HMSHost may only develop a franchised restaurant in a mall when it obtains a master concessionaire agreement with the landlord to provide all food services within the food court or other multiple-concept area. Once we have agreed to HMSHost development of an ASAP restaurant in an airport or travel plaza location, we may not license or operate a full service restaurant ourselves at that location. There is no corresponding prohibition with respect to mall locations.

We have extended HMSHost's limited exclusive rights for the development of ASAP restaurants until May 2004. HMSHost pays an initial franchise fee of $20,000 for each ASAP restaurant at a new location and $10,000 for each additional ASAP restaurant at an existing location, and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as a HMSHost concessionaire agreement to operate at an airport or mall terminates.

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

Agreement with Kraft Pizza Company

We have entered into a strategic alliance with Kraft Pizza Company (hereafter referred to as "Kraft") to manufacture and distribute a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada. Kraft currently makes and distributes frozen versions of seven of our pizzas: the Five Cheese and Tomato Pizza; Original BBQ Chicken Pizza; Garlic Chicken Pizza; Rosemary Chicken Potato Pizza; Portobello Mixed Mushroom Pizza; Sausage, Pepperoni & Mushroom Pizza and Thai Chicken Pizza. Our frozen pizzas are currently sold in 44% of U.S. markets including Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta to name just a few. We intend to continue to expand our distribution area to include additional selected markets, with a continued focus on those markets in which our restaurants are located.

Management information systems

All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. Our restaurant systems include a point-of-sale system, which facilitates the movement of customer food and beverage orders from the dining areas to the appropriate menu item preparation area within the restaurant. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts and daily labor expense. This information is generally transmitted to the corporate office daily. Each week, every restaurant prepares a flash profit and loss statement that is compared to budget and the prior year.

Our corporate information systems provide management with operating reports that show restaurant performance comparisons with budget and prior year results both for the current accounting period and year-to-date. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly and monthly basis. We believe these systems enable both restaurant and corporate management to adequately manage the operational and financial performance of our restaurants as necessary to support our planned expansion.

Purchasing

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. To that end, we continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. Specific, qualified manufacturers and growers are then inspected and approved for use. This process is repeated at least once a year. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing staff generally negotiates all prices based on one of two formats: (a) fixed price contracts generally with terms of between one month to one year; or (b) monthly commodity pricing formulas.

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

Employees

As of March 12, 2003, we have approximately 8,400 employees, including approximately 98 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be very good.

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

Trademarks

Our registered trademarks and service marks include, among others, the word mark "California Pizza Kitchen", "California Pizza Kitchen ASAP" and our stylized logo set forth on the front and back pages of this report. We have registered all of our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in more than 20 foreign countries, in addition to the Benelux Customs Union and the European Union. In order to better protect our brand, we have also registered our ownership of the Internet domain names "www.cpk.com" and "www.californiapizzakitchen.com". We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

Availability of reports

Our internet address is www.cpk.com. At this internet website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2002 there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 ("ADA") and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make the restaurants more readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntary participate in a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Risk Factors

Our growth strategy requires us to open new restaurants at an accelerated pace. We may not be able to achieve this planned expansion.

We are pursuing an accelerated, but disciplined, growth strategy which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous risk factors, many of which are beyond our control, including the hiring, training and retention of qualified operating personnel, especially managers, identification and availability of suitable restaurant sites, competition for restaurant sites, negotiation of favorable lease terms, timely development of new restaurants, including the availability of construction materials and labor, management of construction and development costs of new restaurants, securing required governmental approvals and permits, competition in our markets, and general economic conditions. If any of these risk factors actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

As part of our expansion strategy we will be opening up restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our national master distributor, Meadowbrook Meat Company, Inc., expires in June 2004. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

Forty percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Our franchisees and we, currently operate a total of 57 restaurants in California (49 are company owned and eight are owned by franchisees), of which 43 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from higher energy prices for gas and electricity. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) have risen significantly in the past year and are expected to continue to increase in 2003. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The restaurant industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause customers to avoid our restaurants and result in liabilities.

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect our restaurants, regardless of whether the allegations are valid or whether California Pizza Kitchen is liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim involves one of our franchisees or licensees. Further, employee claims against us based on, among other things, wage discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states' "dram shop" statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, any changes requiring that we record compensation expense in our consolidated statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease, which was renewed effective September 1, 2002 and extends until August 2012. We lease the majority of our restaurant facilities, although we own our restaurants in: Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; Schaumburg, Illinois; and one location in Atlanta, Georgia. The majority of our leases are for ten- or fifteen-year terms and include options to extend the terms. The majority of our leases also include both minimum rent and percentage-of-sales rent provisions.

Current restaurant locations

As of March 14, 2003, we own 119 restaurants in 25 states and the District of Columbia. We franchise or license our concept to other restaurant operators including: HMSHost Corporation, which operates 20 California Pizza Kitchen ASAP restaurants; MGM Mirage, which operates one full service restaurant in a Las Vegas casino; a franchisee, which operates one ASAP and one full service restaurant in California; and two franchisees, which currently operate a total of nine full service restaurants in Hong Kong, Indonesia, Malaysia, Singapore and the Philippines.

                                      Franchised/
                                       Licensed    Franchised
                      Company-Owned  Full service     ASAP
       Region         Restaurants(1)  Restaurants  Restaurants  Total
--------------------- -------------- ------------- ----------- -------
   Domestic
   Alabama...........             1        --           --          1
   Arizona...........             4        --               1       5
   California........            49             1           7      57
   Colorado..........             4        --           --          4
   Conneticut........             1        --           --          1
   Florida...........             7        --               3      10
   Georgia...........             3        --           --          3
   Hawaii............             3        --           --          3
   Illinois(2).......             6        --           --          6
   Indiana...........       --             --               1       1
   Kentucky..........             1        --           --          1
   Maryland..........             3        --           --          3
   Massachusetts.....             4        --           --          4
   Michigan..........             3        --           --          3
   Minnesota.........             1        --               1       2
   Missouri..........             4        --               2       6
   Nevada............             1             1       --          2
   New Jersey........             2        --           --          2
   New York..........             4        --           --          4
   North Carolina....             2        --               2       4
   Ohio..............             2        --           --          2
   Pennsylvania......             1        --           --          1
   Texas.............             7        --           --          7
   Utah..............             1        --               1       2
   Virginia..........             2        --               1       3
   Washington........             2        --           --          2
   Washington, D.C...             1        --               2       3

   International
   Hong Kong.........       --                  1       --          1
   Indonesia.........       --                  1       --          1
   Malaysia..........       --                  1       --          1
   Singapore.........       --                  2       --          2
   Philippines.......       --                  4       --          4
                      -------------- ------------- ----------- -------
     Totals..........           119            11          21     151

  All of our company owned restaurants are full service, except for three ASAP restaurants, which are located in California.

  Includes one restaurant in the Chicago area in which we are the general partner and own approximately 70% of the total partnership interests.

ITEM 3. LEGAL PROCEEDINGS

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee's regular rate of compensation for each work day that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff is able to achieve class certification and prevails on the merits of the case, we could potentially be liable for significant amounts. We are still investigating the claims and have not yet responded to the complaint. No discovery has taken place and no date has been set for a hearing on class certification or for trial. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, and as such we intend to vigorously defend our position.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol "CPKI." The following table sets forth, for the two most recent fiscal years, the high and low sales prices as reported on the Nasdaq National market.

                                                                High         Low
                                                             -----------  ----------

   Fiscal 2001:
     First Quarter......................................... $     33.00  $    19.88
     Second Quarter........................................       28.12       18.89
     Third Quarter.........................................       25.20       14.21
     Fourth Quarter........................................       26.10       15.00

   Fiscal 2002:
     First Quarter......................................... $     26.08  $    18.75
     Second Quarter........................................       26.67       21.85
     Third Quarter.........................................       25.32       17.85
     Fourth Quarter........................................       28.03       19.71

As of March 12, 2003, there were approximately 167 holders of record of common stock. On March 12, 2003, the last sale price reported on the Nasdaq National Market for our common stock was $22.29 per share.

Dividend Policy

We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. We have not paid any cash dividends since 1992 when dividends were paid in connection with PepsiCo, Inc.'s acquisition of a controlling interest in the Company.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 29, 2002 are derived from our audited consolidated financial statements. The audited consolidated financial statements and accompanying notes for each of the three fiscal years in the period ended December 29, 2002, and the report of independent auditors on those years, are included elsewhere in this report. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

Selected Consolidated Financial and Operating Data

(dollars in thousands, except per share data, operating data and footnotes)

                                                                     Fiscal Year
                                                -----------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                                ---------  ---------  ---------  ---------  ---------
Statement of Operations  Data:
Revenues:
 Restaurant sales............................. $ 303,427  $ 246,445  $ 208,322  $ 176,933  $ 165,028
 Franchise and other revenues.................     2,895      2,817      2,482      2,260      2,013
                                                ---------  ---------  ---------  ---------  ---------
   Total revenues.............................   306,322    249,262    210,804    179,193    167,041
Costs and expenses:
 Cost of sales................................    73,756     60,950     51,748     44,740     43,201
 Labor........................................   110,151     88,898     74,341     63,701     58,547
 Direct operating and occupancy...............    60,652     49,344     41,079     35,848     34,171
                                                ---------  ---------  ---------  ---------  ---------
   Total restaurant operating costs...........   244,559    199,192    167,168    144,289    135,919

 General and administrative...................    18,161     15,489     14,349     13,123     13,890
 Depreciation and amortization................    14,971     11,996      9,568      8,234      7,543
 Pre-opening costs............................     3,355      2,867      1,650        763        234
 Loss on impairment of property and
  equipment and restaurant closures...........     2,380         --      1,839        200         85
 Non-recurring  compensation charge(1)........        --         --      1,949         --         --
                                                ---------  ---------  ---------  ---------  ---------
Operating income .............................    22,896     19,718     14,281     12,584      9,370

Other income (expense):
  Bank financing fees.........................        --         --         --       (998)        --
  Interest income ............................       368        632        469        306         56
  Interest expense............................        --        (25)    (1,881)    (3,721)    (4,012)
                                                ---------  ---------  ---------  ---------  ---------
   Total other income (expense)...............       368        607     (1,412)    (4,413)    (3,956)
                                                ---------  ---------  ---------  ---------  ---------
Income before income tax
 benefit (provision)..........................    23,264     20,325     12,869      8,171      5,414
Income tax benefit (provision)(2).............    (7,934)    (7,114)    (4,504)    (2,772)     5,139
                                                ---------  ---------  ---------  ---------  ---------
Net income ...................................    15,330     13,211      8,365      5,399     10,553
Redeemable preferred stock accretion..........        --         --     (3,512)    (5,147)    (4,478)
                                                ---------  ---------  ---------  ---------  ---------
Net income attributable to
 common shareholders(3)....................... $  15,330  $  13,211  $   4,853  $     252  $   6,075
                                                =========  =========  =========  =========  =========

Net income per common share(4):
   Basic...................................... $    0.82  $    0.72  $    0.35       0.02       0.60
   Diluted.................................... $    0.81  $    0.71  $    0.35       0.02       0.58
Shares used in computing net income
 per common share (in thousands)(4):
   Basic......................................    18,585     18,308     13,703     10,800     10,113
   Diluted....................................    18,871     18,611     14,013     11,168     10,528

Selected Operating Data:
System-wide restaurants open at end of year...       149        131        112         96         90
Company-owned restaurants open
 at end of year...............................       117         99         82         70         67
Average weekly company-owned full
 service restaurant sales..................... $  55,712  $  54,438  $  53,809  $  49,490     47,490
Comparable company-owned
 restaurant sales increase(5).................       4.3%       3.3%       7.8%       4.1%       6.1%

                                                                 Fiscal Year End
                                                -----------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                                ---------  ---------  ---------  ---------  ---------
Selected Balance Sheet Data:
Cash and cash equivalents..................... $  31,261  $  19,788  $  12,649  $   5,686  $  14,553
Total assets..................................   168,445    145,335    116,977     94,750     96,155
Total debt, including current portion.........        --         --         47     40,085     45,385
Redeemable preferred stock....................        --         --         --     43,921     38,774
Shareholders' equity (deficiency).............   134,121    114,106     92,318     (9,829)   (10,439)

(1) Non-recurring compensation charge of $1.9 million in 2000 represents the performance based stock options becoming exerciseable in accordance with variable plan accounting under Accounting Principles Board Opinion No. 25. The performance based stock options were granted to Frederick R. Hipp, our Chief Executive Officer and President.

(2) Net income for 1998 was favorably impacted by the reversal of a $7.6 million deferred tax asset valuation allowance that was previously provided for in 1997. We eliminated the valuation allowance in 1998 due to our belief that current year activity made realization of this benefit more likely than not.

(3) Net income attributable to common shareholders for 1998 was favorably impacted by the reversal of a $7.6 million deferred tax asset valuation allowance. Assuming an effective tax rate of 33.9%, consistent with fiscal year 1999, net income before redeemable preferred stock accretion would have been reduced by $6.9 million.

(4) See notes 2 and 9 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

(5) Company-owned restaurants are included in the computation of comparable company owned restaurant sales after they have been open 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 14, 2003, we own and operate 119 casual dining restaurants under the names "California Pizza Kitchen" and "California Pizza Kitchen ASAP" in 25 states and the District of Columbia. We also franchise our concept and currently have 32 additional restaurants, which operate under franchise or license arrangements. During our 18 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and remains, to take our customers' favorite food cravings and put them on a pizza - to figuratively put the world on a pizza.

We opened our first casual dining restaurant in 1985 in Beverly Hills, California and grew steadily to 25 restaurants by early 1992. Our concept, with its signature line of innovative, premium pizzas, open-flame ovens in exhibition-style kitchens and excellent guest service, attracted PepsiCo, Inc. (hereafter referred to as "PepsiCo") which bought a controlling interest in our company in May, 1992.

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

At the end of 1996, PepsiCo concluded that it would sell or otherwise divest all of its restaurant businesses, including California Pizza Kitchen. In September 1997, we consummated a series of transactions to effect a merger and leveraged recapitalization through which an investor group led by Bruckmann, Rosser, Sherrill & Co., L.P. acquired PepsiCo's interest in our company.

Since the beginning of 1998, we have instituted an accelerated, but disciplined, growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2002, we opened 49 new company-owned, full service restaurants and three ASAP restaurants. We intend to open a minimum of 22 company-owned, full service restaurants in 2003. We have signed lease agreements or letters of intent for all of these restaurants. We anticipate that our new restaurants will require a cash investment, net of landlord contributions, of approximately $1.3 million per restaurant. Pre-opening expenses for each of these new restaurants is expected to average approximately $180,000 to $185,000 per restaurant. Additionally, our new restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 to 120 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, an impact on pre-opening expenses, cost of sales, labor and direct operating and occupancy costs until our restaurant operating base is large enough to mitigate these opening costs and inefficiencies.

Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. Our franchise royalties and other revenues consist primarily of monthly royalty income, initial franchise fees and license fees from our strategic alliance with Kraft.

Cost of sales is comprised of food, beverage and paper supply expenses. The components of cost of sales are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses and taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months. As of December 29, 2002, we had 96 full service company-owned restaurants which met this criterion.

Results of operations

Our operating results for 2002, 2001 and 2000 are expressed as a percentage of revenues below, except for the components of restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

                                               2002        2001        2000
                                            ----------  ----------  ----------
Revenues:
  Restaurant sales........................       99.1%      98.9%      98.8%
  Franchise and other revenues............        0.9         1.1         1.2
                                            ----------  ----------  ----------
    Total revenues........................      100.0       100.0       100.0

Costs and expenses:
  Cost of sales...........................       24.3        24.7        24.8
  Labor...................................       36.3        36.1        35.7
  Direct operating and occupancy..........       20.0        20.0        19.7
                                            ----------  ----------  ----------
    Total restaurant operating costs......       80.6        80.8        80.2
  General and administrative..............        5.9         6.2         6.8
  Depreciation and amortization...........        4.9         4.8         4.5
  Pre-opening costs.......................        1.1         1.2         0.8
  Loss on impairment of property and
   equipment and restaurant closures......        0.8          --         0.9
  Non-recurring  compensation charge......         --          --         0.9
                                            ----------  ----------  ----------
Operating income..........................        7.5         7.9         6.8
                                            ----------  ----------  ----------
Other income (expense) :
  Interest income ........................        0.1         0.3         0.2
  Interest expense........................         --          --        (0.9)
                                            ----------  ----------  ----------
    Total other income (expense)..........        0.1         0.2        (0.7)
                                            ----------  ----------  ----------
Income before income tax provision........        7.6         8.2         6.1
Income tax provision......................       (2.6)       (2.9)       (2.1)
                                            ----------  ----------  ----------
Net income................................        5.0%       5.3%       4.0%
                                            ==========  ==========  ==========

2002 (52 weeks) compared to 2001 (52 weeks)

Total Revenues. Total revenues increased by $57.1 million, or 22.9%, to $306.3 million in 2002 from $249.3 million in 2001 due to a $57.0 million increase in restaurant sales and a $78,000 increase in franchise and other revenues. The increase in restaurant sales was due to $27.0 million in additional sales from a full year of operations for the 16 restaurants that opened in 2001 and the purchase of a franchise restaurant in June 2001, $21.6 million in sales derived from the 18 restaurants opened in 2002 and $8.4 million from comparable restaurant sales increases of 4.3%. The increase in comparable restaurant sales was driven by increases in average check of approximately 3.9% and an increase in customer counts of approximately 0.4% compared to 2001. Approximately 2.1% of the increase in average check was due to price increases with the remainder due to modest shifts in our menu mix. The increase in franchise and other revenues was due to a $229,000 increase in royalties from Kraft's distribution of our frozen pizza, a $72,000 decrease in initial franchise fees and a $79,000 decrease in franchise restaurant royalties.

Cost of sales. Cost of sales increased by $12.8 million, or 21.0%, to $73.8 million in 2002 from $61.0 million in 2001. Cost of sales as a percentage of restaurant sales decreased to 24.3% in 2002 from 24.7% in the prior year. This reduction was primarily a result of increased operational efficiencies, menu pricing and a favorable commodities market.

Labor. Labor increased by $21.3 million, or 24.0%, to $110.2 million in 2002 from $88.9 million in 2001. As a percentage of restaurant sales, labor increased to 36.3% in 2002 from 36.1% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to the 20% increase in medical insurance costs compared with 2001.

Direct operating and occupancy. Direct operating and occupancy increased by $11.3 million, or 22.9%, to $60.7 million in 2002 from $49.3 million in 2001. Direct operating and occupancy as a percentage of restaurant sales remained flat at 20.0% in 2002 compared to the prior year as higher smallware costs associated with the new November menu and increases in rent were offset by lower utility and delivery charges and higher net sales spread over relatively fixed restaurant level operating and occupancy expenses.

General and administrative. General and administrative expenses increased by $2.7 million, or 17.3%, to $18.2 million in 2002 from $15.5 million in 2001. General and administrative expenses as a percentage of total revenues decreased to 5.9% in 2002 from 6.2% in the prior year. The increase in general and administrative dollar expenses was primarily a result of higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company's increasing revenue base and the ability to leverage general and administrative personnel.

Depreciation and amortization. Depreciation and amortization increased by $3.0 million, or 25.0%, to $15.0 million in 2002 from $12.0 million in 2001. The increase was primarily due to the 18 new restaurants opened during 2002 and a full year of depreciation on the 16 restaurants opened in 2001.

Pre-opening costs. Pre-opening costs increased by $488,000 to $3.4 million in 2002 from $2.9 million in 2001. The increase was due to the 18 restaurants that opened in 2002 compared to the 16 restaurants that opened in 2001, and an increase in the average pre-opening cost due to additional labor charges, higher housing costs and delays associated with some mall opening dates. We anticipate pre-opening expenses to be approximately $180,000 to $185,000 per restaurant in 2003.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures of $2.4 million represents the impairment charge and closure costs for one company owned full service restaurant and one company owned ASAP restaurant, in accordance with SFAS No. 144. There was no corresponding impairment charge for the December 30, 2001 fiscal year.

Interest income (expense). Interest income, net of interest expense, decreased by $239,000 to $368,000 in 2002 from interest income of $607,000 in 2001. The decrease was a result of the reduced interest rates available from financial institutions for 2002 compared to 2001.

Income tax provision. The income tax provision for 2002 and 2001 was based on annual effective tax rates applied to the income before income tax provision. The 34.1% tax rate in 2002 and 35.0% tax rate in 2001 comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for the respective years.

Net income. Net income increased by $2.1 million, or 16.0%, to $15.3 million in 2002 from $13.2 million in 2001. Net income as a percentage of revenues decreased to 5.0% in 2002 from 5.3% in 2001. The decrease as a percentage of revenues was due to the $2.4 million impairment charge, in accordance with SFAS No. 144, for the loss on impairment of property and equipment and restaurant closure costs for one company owned full service restaurant and one company owned California Pizza Kitchen ASAP restaurant.

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

Loss on impairment of property and equipment and restaurant closures. The $1.8 million loss on impairment of property and equipment for 2000 relates to the write-down of one restaurant in accordance with Statement of Financial Accounting Standard (SFAS) No. 144.

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

Income tax provision. The income tax provision for 2001 and 2000 was based on annual effective tax rates applied to the income before income tax provision. The 35.0% tax rate in 2001 and 2000 comprises the federal and state statutory rates based on the annual estimated effective tax rate for the respective years.

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

Potential fluctuations in quarterly results and seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs, war and weather conditions. In the past we have experienced significant variability in pre-opening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of pre-opening costs associated with a given restaurant within the one month immediately preceding, and the month of, opening a new restaurant. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first three to four months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs and labor and direct operating and occupancy costs. As a result of our plans to open new restaurants at an accelerated pace, we anticipate that we will experience significantly increased pre-opening costs, labor and direct operating and occupancy costs in 2003.

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

Liquidity and capital resources

In recent years we have funded our capital requirements primarily through cash flow from operations and proceeds from the initial public offering of our stock. In 2002, net cash flow provided by operating activities was $41.2 million compared to $32.7 million in 2001 and $21.2 million in 2000. Net cash flow provided by operating activities exceeded net income for 2002 due to the effects of depreciation and amortization, loss on impairment of property and equipment and restaurant closures, change in deferred tax asset and the net changes in operating assets and liabilities. The net change in operating assets and liabilities in 2002 was primarily due to a decrease in trade receivables due to the collection of landlord contributions and an increase in accounts payable, accrued and other liabilities. In both 2001 and 2000, net cash flow provided by operating activities exceeded the net income due to the effects of depreciation and amortization, loss on impairment of property and equipment and restaurant closures, a non-recurring compensation charge in 2000 and changes in working capital.

We use cash to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities in 2002 was $33.5 million, of which $26.5 million was spent on new restaurants and $7.0 million was spent on remodels and capitalized maintenance. We opened 18 new restaurants in 2002 compared to 16 in 2001. Net cash used in investing activities for 2001 was $32.8 million, of which $24.8 million was spent on new restaurants opened in 2001 and $6.0 million was spent on remodels. Net cash used in investing activities for 2000 was $22.3 million, of which approximately $17.2 million was spent on 11 new restaurants opened in 2000 and $5.1 million was spent on remodels. We expect to open a minimum of 22 full service restaurants in 2003 and anticipate these planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs on average to be approximately $180,000 to $185,000, however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $3.7 million in 2002. Financing activities in 2002 consisted of employee common stock option exercises and purchases under our employee stock purchase plan. Net cash provided by financing activities in 2001 was $7.2 million, compared to $7.9 million in 2000. Financing activities in 2001 consisted primarily of $4.3 million from the sale of securities, net of underwriting fees and expenses associated with our follow-on offering; and $2.9 million from employee common stock option exercises and purchases under our employee stock purchase plan. Financing activities in 2000 consisted primarily of $72.0 million from the sale of securities, net of underwriting fees and expenses, offset by debt payments of $40.0 million and cash payments of $23.7 million to our preferred shareholders upon conversion of their preferred stock into common stock. As of December 29, 2002 we have a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $1.6 million as of December 29, 2002. In addition, the credit facility includes financial and non-financial covenants, with which the Company was in full compliance as of December 29, 2002 and as of the date of this report.

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

Contractual Commitments

The following schedule summarizes our contractual commitments as of December 29, 2002 (in thousands):

   Fiscal year ending:
     2003.................................... $  17,721
     2004....................................    17,845
     2005....................................    17,913
     2006....................................    17,659
     2007....................................    17,236
     Thereafter..............................    70,081
                                               ---------
                                              $ 158,455
                                               =========

Related Party Transactions

On March 6, 2003, the Company invested $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining concept. The concept was created by the Company's co-founders, Larry S. Flax and Richard L. Rosenfield, who currently serve on the Company's board as Co-Chairmen. Larry S. Flax and Richard L. Rosenfield own the remaining 75% of equity in LA Food Show, Inc. Under the terms of the agreement the Company reserves the right of first negotiation for the 75.0% of outstanding equity it does not currently own. The Company has not made any commitments or guarantees on behalf of LA Food Show, Inc., and does not expect to do so.

In connection with our initial public offering, our Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, we were required to pay an amount equal to 20% of the gain recognized by our Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, we loaned our Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest, upon maturation in August 2002.

On August 24, 2001, we loaned one of our officers $65,000. The loan is supported by a full recourse promissory note, which bears interest at 7.5% per annum. As of December 29, 2002, the amount outstanding on this loan totaled $32,000 and is included in other assets. The full recourse promissory note was paid in full, including accrued interest, upon maturation in February 2003.

One of our directors, Rick J. Caruso, also serves as President of CAH Restaurants of California, LLC. We have entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it currently operates two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC pays franchise and royalty fees to us under these agreements. We recorded an aggregate of $260,000, $204,000 and $131,000 in such fees during the years ended 2002, 2001 and 2000, respectively.

Critical Accounting Policies

Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets' estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures, and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease.

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

Restaurant and Franchise Revenues

Revenues from the operation of company owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants' revenues and are recorded by the Company in the period the related franchised restaurants' revenues are earned.

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

The Company elected to follow APB No. 25, and related Interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued several Statements of Financial Accounting Standards ("SFAS"). The statements relevant to our line of business and the impact on us are as follows:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. As of December 29, 2002, we wrote off all intangible balances of goodwill, which resulted in amortization expense of $174,000.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS No. 144 as of December 31, 2001. In accordance with SFAS No. 144 we recorded a $2.4 million expense associated with impairment charges and anticipated closure costs for one company-owned full service restaurant and one company-owned ASAP restaurant.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have an impact on the consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 148.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposures are related to our cash and cash equivalents. As of December 29, 2002 we invested our excess cash in highly liquid investments with maturities of less than three months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations.

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. that expires on June 30, 2004. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 1.0%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and therefore, impact our cash flows and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements required to be filed hereunder are set forth on pages 38 through 55 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEMS 10, 11, 12 AND 13:

The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2003 which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

1. The following documents are filed as a part of this Report:

(a) The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 36 of this report.

(b) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 29, 2002.

(c) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 56 and are incorporated by reference into this Form 10-K.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries (the "Company") as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Pizza Kitchen, Inc. and Subsidiaries at December 29, 2002 and December 30, 2001 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Long Beach, California
January 24, 2003

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 29, 2002 and December 30, 2001
(in thousands, except for share data)

                                                                                  2002       2001
                                                                                ---------  ---------
                                    Assets
Current assets:
  Cash and cash equivalents................................................... $  31,261  $  19,788
  Accounts receivable.........................................................     2,933      4,741
  Inventories.................................................................     2,466      1,777
  Prepaid expenses and other current assets...................................     1,216        877
                                                                                ---------  ---------
Total current assets..........................................................    37,876     27,183
Property and equipment, net...................................................   126,356    109,530
Deferred taxes, net...........................................................     2,404      6,241
Other assets..................................................................     1,809      2,381
                                                                                ---------  ---------
Total assets.................................................................. $ 168,445  $ 145,335
                                                                                =========  =========
                     Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable............................................................ $   3,858  $   3,246
  Accrued compensation and benefits...........................................    10,955      9,117
  Accrued rent................................................................     6,952      5,870
  Other accrued liabilities...................................................     8,105      6,959
  Accrued income tax .........................................................     1,444      3,460
                                                                                ---------  ---------
Total current liabilities.....................................................    31,314     28,652
Commitments and Contingencies.................................................
Other liabilities.............................................................     3,010      2,577
Shareholders' equity:
  Common Stock--$0.01 par value, 80,000,000 shares authorized,
   18,743,439 and 18,425,343 shares issued and outstanding
   at December 29, 2002 and December 30, 2001, respectively...................       187        184
  Additional paid-in capital..................................................   211,306    206,624
  Accumulated deficit.........................................................   (77,372)   (92,702)
                                                                                ---------  ---------
Total shareholders' equity ...................................................   134,121    114,106
                                                                                ---------  ---------
Total liabilities and shareholders' equity ................................... $ 168,445  $ 145,335
                                                                                =========  =========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 29, 2002, December 30, 2001 and December 31, 2000
(in thousands, except for per share data)

                                               2002        2001        2000
                                            ----------  ----------  ----------
Revenues:
  Restaurant sales........................ $  303,427  $  246,445  $  208,322
  Franchise and other revenues............      2,895       2,817       2,482
                                            ----------  ----------  ----------
    Total revenues........................    306,322     249,262     210,804

Costs and expenses:
  Cost of sales...........................     73,756      60,950      51,748
  Labor...................................    110,151      88,898      74,341
  Direct operating and occupancy..........     60,652      49,344      41,079
                                            ----------  ----------  ----------
    Total restaurant operating costs......    244,559     199,192     167,168
  General and administrative..............     18,161      15,489      14,349
  Depreciation and amortization...........     14,971      11,996       9,568
  Pre-opening costs.......................      3,355       2,867       1,650
  Loss on impairment of property and
   equipment and restaurant closures......      2,380          --       1,839
  Non-recurring  compensation charge......         --          --       1,949
                                            ----------  ----------  ----------
Operating income..........................     22,896      19,718      14,281
                                            ----------  ----------  ----------
Other income (expense) :
  Interest income ........................        368         632         469
  Interest expense........................         --         (25)     (1,881)
                                            ----------  ----------  ----------
    Total other income (expense)..........        368         607      (1,412)
                                            ----------  ----------  ----------

Income before income tax provision........     23,264      20,325      12,869
Income tax provision......................     (7,934)     (7,114)     (4,504)
                                            ----------  ----------  ----------
Net income................................     15,330      13,211       8,365
Redeemable preferred stock accretion......         --          --      (3,512)
                                            ----------  ----------  ----------
Net income attributable to common
 shareholders............................. $   15,330  $   13,211  $    4,853
                                            ==========  ==========  ==========
Net income per common share:
  Basic................................... $     0.82  $     0.72  $     0.35
                                            ==========  ==========  ==========
  Diluted................................. $     0.81  $     0.71  $     0.35
                                            ==========  ==========  ==========
Shares used in calculating net income per
 common share:
  Basic...................................     18,585      18,308      13,703
                                            ==========  ==========  ==========
  Diluted.................................     18,871      18,611      14,013
                                            ==========  ==========  ==========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
(in thousands, except for per share data)

                                               Common Stock     Additional
                                          --------------------   Paid-in    Accumulated
                                            Shares     Amount    Capital     Deficit    Total
                                          -----------  -------  ----------  ---------  --------
Balances at January 2, 2000.............. 10,896,570  $   109  $  104,340  $(114,278) $  (9,829)
 Exercise of employee stock
  options................................    111,583        1          49         --         50
 Issuance of common stock, net
  of issuance costs of $7,594............  5,300,000       53      71,853         --     71,906
 Conversion of preferred stock
  into common stock......................  1,580,938       16      23,698         --     23,714
 Compensation expense from stock
  option exercise, net...................         --       --       1,624         --      1,624
 Preferred stock accretion...............         --       --      (3,512)        --     (3,512)
 Net income..............................         --       --          --      8,365      8,365
                                          -----------  -------  ----------  ---------  --------
Balances at December 31, 2000............ 17,889,091      179     198,052   (105,913)    92,318
 Exercise of employee stock
  options................................    206,871        2       1,104         --      1,106
 Shares redeemed upon exercise of
  employee stock option..................     (9,160)      --          --         --         --
 Issuance of common stock, net
  of issuance costs of $844..............    200,000        2       4,339         --      4,341
 Issuance of common stock, under
  employee stock purchase plan...........    138,541        1       1,774         --      1,775
 Tax benefit from employee stock option
 exercises and employee stock purchase
  plan disqualifying dispositions........         --       --       1,355         --      1,355
 Net income..............................         --       --          --     13,211     13,211
                                          -----------  -------  ----------  ---------  --------
Balances at December 30, 2001............ 18,425,343      184     206,624    (92,702)   114,106
 Exercise of employee stock
  options................................    189,493        2       2,022         --      2,024
 Issuance of common stock, under
  employee stock purchase plan...........    128,603        1       1,701         --      1,702
 Tax benefit from employee stock option
 exercises and employee stock purchase
  plan disqualifying dispositions........         --       --         959         --        959
 Net income..............................         --       --          --     15,330     15,330
                                          -----------  -------  ----------  ---------  --------
Balances at December 29, 2002............ 18,743,439  $   187  $  211,306  $ (77,372) $ 134,121
                                          ===========  =======  ==========  =========  ========

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 30, 2001, December 31, 2000 and January 2, 2000
(in thousands)

                                                             2002      2001      2000
                                                           --------  --------  --------
Operating activities:
Net income............................................... $ 15,330  $ 13,211  $  8,365
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization..........................   14,971    11,996     9,568
  Minority interest in limited partnerships..............       --        --        38
Loss on impairment of property and
   equipment and restaurant closures.....................    2,380        --     1,839
  Non-recurring compensation charge......................       --        --     1,949
  Change in deferred tax asset...........................    3,837      (288)   (1,199)
  Changes in operating assets and liabilities:
    Accounts receivable..................................    1,808    (1,246)   (2,003)

    Inventories..........................................     (689)     (168)     (388)
    Prepaid expenses and other assets....................      233     1,243      (795)
    Accounts payable.....................................      612      (227)     (204)
    Accrued liabilities..................................    1,733     8,144     2,962
    Other liabilities....................................    1,029        54     1,108
                                                           --------  --------  --------
Net cash provided by operating activities................   41,244    32,719    21,240
                                                           --------  --------  --------
Investing activities:
Capital expenditures.....................................  (33,497)  (32,755)  (22,323)
                                                           --------  --------  --------
Net cash used in investing activities....................  (33,497)  (32,755)  (22,323)
                                                           --------  --------  --------
Financing activities:
Payments on long-term debt...............................       --       (47)  (40,038)
Net proceeds from issuance of common stock...............    3,726     7,222    71,956
Payment and variable accounting charge for stock options.       --        --      (325)
Redemption of preferred stock............................       --        --   (23,719)
                                                           --------  --------  --------
Net cash provided by financing activities................    3,726     7,175     7,874
                                                           --------  --------  --------
Net increase in cash and cash
 equivalents.............................................   11,473     7,139     6,791
Cash and cash equivalents at beginning of year...........   19,788    12,649     5,686
Cash from consolidation of investment
   in limited partnership................................       --        --       172
                                                           --------  --------  --------
Cash and cash equivalents at end of year................. $ 31,261  $ 19,788  $ 12,649
                                                           ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest............................................. $     --  $     25  $  2,037
    Income taxes......................................... $  5,088  $  3,737  $  4,673

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands except for share data)

Supplemental disclosure of non-cash financing activities:

During the fiscal year ended December 30, 2001, one of the Company's officers exercised options to purchase 14,375 shares of common stock with an aggregate exercise price of $214 by exchanging 9,160 shares previously owned.

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
Years ended December 29, 2002, December 30, 2001 and December 31, 2000
(in thousands, except for share and per share data)

1. Description of Business

Nature of Business

As of December 29, 2002, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the "Company") owns, operates, licenses or franchises 149 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP in 26 states and the District of Columbia, and four foreign countries, of which 117 are company-owned and 32 operate under franchise or license arrangements.

The Company manages its operations by restaurant. The Company has aggregated its operations to one reportable segment.

2. Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and its wholly owned subsidiaries. In addition, the Company was a general partner in a limited partnership which was formed to operate a restaurant in Chicago. In January 2000, the Company acquired a majority interest in its remaining limited partnership restaurant. As such, beginning January 3, 2000, the Company consolidated the financial statements of the limited partnership with its own financial statements. Prior to fiscal 2000, the Company accounted for its ownership in the limited partnership (which are not material) under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company's fiscal year ends on the Sunday closest to December 31. The Company's fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000, each covered 52 weeks. For purposes of the accompanying consolidated financial statements, the years ended December 29, 2002, December 30, 2001 and December 31, 2000 may be referred to as the fiscal years 2002, 2001 and 2000, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company places its cash deposits with highly qualified financial institutions. As of December 29, 2002 the Company did not have any investments with maturities greater than three months.

Accounts Receivable

The Company negotiates reimbursements from landlords for the construction of new restaurants. These reimbursements reduce the capitalized costs of new restaurants. Included in accounts receivable are contractual amounts due from landlords related to new restaurant construction costs. As of December 29, 2002 and December 30, 2001, the Company has recorded receivables related to construction improvement allowances of $2,148 and $3,619, respectively, and has reduced property and equipment by these amounts accordingly.

Inventories

Inventories consist of food and beverage, uniforms and supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets' estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures, and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease.

Liquor License

Transferable liquor licenses, included in other long-term assets, which have a market value are carried at the lower of cost or market and are not amortized.

Gift Certificates

The Company sells gift certificates and recognizes deferred revenue, included in other accrued liabilities, for gift certificates outstanding until the gift certificates are redeemed.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses totaled $2,670 in fiscal 2002, $2,433 in fiscal 2001 and $2,226 in fiscal 2000.

Operating Leases

The Company accounts for operating leases on a straight-line basis in accordance with SFAS No. 13, "Accounting for Operating Leases". The Company leases restaurant and office facilities that have terms expiring between 2003 and 2022. The restaurant facilities primarily have renewal clauses of ten to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.

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

Fair Value of Financial Instruments

The fair values of the Company's cash and cash equivalents, trade accounts receivable, accounts payable and all other current liabilities approximate their carrying values because of the short maturities of these instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit.

The Company maintains a food distribution contract with its sole national master distributor, Meadowbrook Meat Company, Inc. which potentially subjects the Company to a concentration of business risk. This contract expires July 2, 2004. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued several Statements of Financial Accounting Standards ("SFAS"). The statements relevant to our line of business and their impact on the Company are as follows:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. As of December 29, 2002, the Company wrote off all intangible balances of goodwill, which resulted in amortization expense of $174,000.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of December 31, 2001. In accordance with SFAS No. 144 the company recorded a $2.4 million expense associated with impairment charges and anticipated closure costs for one company-owned full service restaurant and one company-owned ASAP restaurant.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have an impact on its consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

3. Property and Equipment

Property and equipment consist of the following at December 29, 2002 and December 30, 2001:

                                                       2002        2001
                                                    ----------  ----------
   Land........................................... $    5,786  $    5,786
   Buildings......................................      9,506       9,231
   Furniture, fixtures and equipment..............     80,095      66,751
   Leasehold improvements.........................    116,274      97,354
   Construction-in-progress.......................      4,897       3,939
                                                    ----------  ----------
                                                      216,558     183,061
   Less accumulated depreciation and amortization.     90,202      73,531
                                                    ----------  ----------
                                                   $  126,356  $  109,530
                                                    ==========  ==========

On an annual basis the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment and Disposal of Long-Lived Assets," on a restaurant by restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment in 2002 in the amount of $2,380. There was no loss recorded in 2001.

4. Long-term Debt

On December 15, 2000, the Company replaced its prior credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of December 29, 2002. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit line include financial covenants which the Company was in compliance with as of December 29, 2002.

The credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $1,570 and $1,470 at December 29, 2002 and December 30, 2001, respectively.

5. Income Taxes

The details of the provision for income taxes for the years 2002, 2001 and 2000 are set forth below:

                                                    2002        2001         2000
                                                 ----------  -----------  ----------
   Current:
     Federal................................... $   (2,747) $    (6,280) $   (4,775)
     State.....................................     (1,350)      (1,122)       (829)
                                                 ----------  -----------  ----------
                                                    (4,097)      (7,402)     (5,604)
                                                 ----------  -----------  ----------
   Deferred:
     Federal...................................     (3,612)         264         997
     State.....................................       (225)          24         103
                                                 ----------  -----------  ----------
                                                    (3,837)         288       1,100
                                                 ----------  -----------  ----------
                                                $   (7,934) $    (7,114) $   (4,504)
                                                 ==========  ===========  ==========

The income tax provision differs from the federal statutory rate because of the effect of the following items for the fiscal years 2002, 2001 and 2000:

                                                    2002        2001         2000
                                                 ----------  -----------  ----------
   Statutory rate..............................      (35.0)%      (35.0)%     (35.0)%
   State income taxes, net of federal benefit..       (4.0)        (3.6)       (4.2)
   General business and tip tax credit.........        8.0          8.4         7.2
   Other.......................................       (3.1)        (4.8)       (3.0)
                                                 ----------  -----------  ----------
                                                     (34.1)%      (35.0)%     (35.0)%
                                                 ==========  ===========  ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 29, 2002 and December 30, 2001 consist of the following:

                                                                2002         2001
                                                             -----------  ----------
   Deferred tax assets:
     Asset impairment reserves............................. $     4,055  $      710
     Insurance reserves....................................         352         241
     Vacation reserves.....................................         688         559
     Other accruals........................................         806       1,624
     Tax credits...........................................         381         315
     Accrued rent..........................................         359         376
     Book depreciation (under)/over tax depreciation.......      (4,793)      1,924
     Partnership basis.....................................         556         492

                                                             -----------  ----------
       Net deferred tax asset.............................. $     2,404  $    6,241
                                                             ===========  ==========

6. Preferred Stock

Prior to the closing of the initial public offering in August 2000, the Company had 10,151,771 shares of Series A 12 1/2% Cumulative Compounding Preferred Stock issued and outstanding and 10,151,771 shares of Series B 13 1/2% Cumulative Compounding Preferred Stock issued and outstanding. The Series A Preferred Stock was entitled to receive cash dividends of $0.2387 per share per annum and all dividends were cumulative, whether or not declared, and payable annually in arrears. Unpaid dividends accrued interest at 14.5% annually. The Series B Preferred Stock was entitled to receive cash dividends of $0.1983 per share per annum and all dividends were cumulative, whether or not declared, and payable annually in arrears. Unpaid dividends accrued interest at 15.5% annually. The accretion on the Preferred Stock related to the unpaid dividends can be seen in the consolidated statement of shareholders' equity as a reduction of additional paid-in capital and an increase in the preferred stock book value.

Upon closing of the Company's initial public offering in August 2000, all shares of Series A 12 1/2% Cumulative Compounding Preferred Stock and Series B 13 1/2% Cumulative Compounding Preferred Stock plus the accrued but unpaid dividends were automatically converted into a right to receive cash of $23,719 and 1,580,938 shares of common stock. Upon conversion of the preferred stock, all other rights previously assigned ceased.

7. Shareholders' Equity

The Company completed its initial public offering in August 2000. The offering resulted in the issuance of 5,300,000 shares of common stock at $15.00 per share, resulting in net proceeds to the Company of approximately $72.0 million. Upon consummation of the offering, all shares of Series A 12 1/2% cumulative compounding preferred stock and Series B 13 1/2% cumulative compounding preferred stock were automatically converted into a right to receive $23.7 million in cash and 1,580,938 shares of common stock. Additionally, upon completion of the Company's initial public offering, options to purchase 111,583 shares of common stock were exercised.

On January 15, 2002 and July 17, 2002, employees purchased 67,537 and 61,066 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $890 and $812, respectively.

On January 15, 2001 and July 16, 2001, employees purchased 69,873 and 68,668 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $891 and $884, respectively.

On February 13, 2001, the Company completed a follow-on offering for 4,400,000 shares of common stock, of which 200,000 shares were sold by the Company and 4,200,000 shares were sold by selling shareholders. The shares were sold at a price of $25.94 per share, resulting in net proceeds to the Company of approximately $4.3 million.

8. Common Stock Option Plans

In 1998, the Company adopted the 1998 Stock Based Incentive Compensation Plan ("1998 Plan"). The 1998 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. In fiscal 2001, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 2,500,000 shares to 3,500,000 shares. Options under the 1998 Plan may be either nonqualified options or incentive stock options. Nonqualified options may be granted at prices determined by the Company's Board of Directors. Incentive stock options may be granted at not less than 100% of fair value on the date of grant for employees owning 10% or less of the Company's stock and at not less than 110% for employees owning more than 10% of the Company's stock. The terms governing the exercise of options and direct stock bonuses are determined by the Company's Board of Directors.

Shares subject to option under the Plans were as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                      Shares       Price
                                                    -----------  ----------
   Outstanding at January 2, 2000..................    673,157  $     4.78
   Granted.........................................    503,500       14.83
   Exercised.......................................   (111,583)       0.45
   Canceled........................................    (18,452)       6.46
                                                    -----------
   Outstanding at December 31, 2000................  1,046,622       10.05
   Granted.........................................    606,000       21.46
   Exercised.......................................   (206,871)       6.37
   Canceled........................................   (200,262)      14.86
                                                    -----------
   Outstanding at December 30, 2001................  1,245,489       15.43
   Granted.........................................    583,000       20.64
   Exercised.......................................   (189,493)      10.68
   Canceled........................................    (22,231)      19.68
                                                    -----------
   Outstanding at December 29, 2002................  1,616,765  $    17.81
                                                    ===========

The following table summarizes information regarding options outstanding and options exercisable at December 29, 2002:

                                Weighted                 Number
                                 Average    Weighted  Exercisable   Weighted
                      Number    Remaining    Average     as of       Average
     Range of           of     Contractual  Exercise  December 29,  Exercise
  Exercise Prices     Shares      Life        Price       2002        Price
------------------- ---------- -----------  --------- ------------  ---------
$2.50..............    61,246        5.64  $    2.50       61,246  $    2.50
 6.54 -- 9.26......   145,458        6.79       8.55       86,641       8.61
 15.00.............   368,436        5.15      15.00      252,208      15.00
 19.65 -- 19.96....   558,975        9.01      19.89       66,352      19.87
 22.00 -- 23.51....   482,650        8.43      22.28      124,150      22.04
                    ----------                        ------------
                    1,616,765        7.63  $   17.81      590,597  $   14.79
                    ==========                        ============

Options available for future grant totaled 657,278 and 1,218,403 shares at December 29, 2002 and December 30, 2001, respectively.

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

We have adopted the "disclosure only" provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense as been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

                                                   2002       2001      2000
                                                 ---------  --------  --------
Net income as reported......................... $  15,330  $ 13,211  $  4,853
Deduct:
  Total stock-based employee compensation
   expense determined under fair value methods
   for all awards, net of related tax effects..     2,166     1,245       335
                                                 ---------  --------  --------
Pro forma net income........................... $  13,164  $ 11,966  $  4,518
                                                 =========  ========  ========
Net income per share:
  Basic, as reported........................... $    0.82  $   0.72  $   0.35

  Basic, pro forma............................. $    0.71  $   0.65  $   0.33

  Diluted, as reported......................... $    0.81  $   0.71  $   0.35

  Diluted, pro forma........................... $    0.70  $   0.64  $   0.32

Weighted average shares used in computation:
  Basic........................................    18,585    18,308    13,703
  Diluted......................................    18,871    18,611    14,013

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended 2002, 2001 and 2000.

                                                   2002       2001      2000
                                                 ---------  --------  --------

   Risk free interest rate.....................      2.53%    5.00%    5.20%
   Expected lives (in years)...................      5.00      5.00      5.00
   Dividend yield..............................        -- %      -- %      -- %
   Expected volatility.........................      0.42%    0.35%    0.35%

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

9. Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 is as follows:

                                                   2002       2001      2000
                                                 ---------  --------  --------
Numerator for basic and diluted net income
 per share attributable to common
 shareholders..................................    15,330    13,211     4,853
                                                 =========  ========  ========
Denominator (in thousands):
  Denominator for basic net income per
   common share--weighted average shares.......    18,585    18,308    13,703
  Employee stock options.......................       286       303       310
                                                 ---------  --------  --------
  Denominator for diluted net income per
   common share--weighted average shares.......    18,871    18,611    14,013
                                                 =========  ========  ========

There were no shares considered antidilutive for the purposes of this computation.

10. Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under noncancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $18,257 for fiscal 2002, $14,888 for fiscal 2001 and $12,234 for fiscal 2000, including contingent rental expense of $1,348, $1,255 and $924 for the fiscal years 2002, 2001 and 2000, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under noncancelable operating leases for the fiscal years succeeding December 29, 2002 are as follows:

   Fiscal year ending:
     2003...................................... $  17,721
     2004......................................    17,845
     2005......................................    17,913
     2006......................................    17,659
     2007......................................    17,236
     Thereafter................................    70,081
                                                 ---------
                                                $ 158,455
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

The Company has also established an Executive Retirement Savings Plan (the "ERSP"). The ERSP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ERSP and who are otherwise ineligible for participation in our 401(k) plans. The ERSP allows participating employees to defer up to 100% of the receipt of their base compensation and their eligible bonuses. The plan provides for certain discretionary contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a "rabbi" trust established by the Company.

The Company recorded contribution expenses of $282, $131 and $216 for fiscal 2002, 2001 and 2000, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

In November 1999, the Company adopted an employee stock purchase plan (Purchase Plan) under Section 423 of the Internal Revenue Code of 1986 which became effective with the initial public offering in August 2000 and reserved 375,000 shares for issuance thereunder. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

On January 15, 2002 and July 17, 2002, employees purchased 67,537 and 61,066 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were $890 and $812, respectively.

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

On August 24, 2001, the Company loaned one of its officers $65. The loan is supported by a full recourse promissory note, which bears interest at 7.5% per annum. As of December 29, 2002, the amount outstanding on this loan totaled $32 and was included in other assets.

13. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in thousands, except net income per share).

Quarter Ended:                              Mar 31, 2002  June 30, 2002  Sept 29, 2002  Dec 29, 2002
                                            ------------  -------------  -------------  -------------

   Total revenues......................... $     70,216  $      75,626  $      78,944  $      81,536
   Operating income....................... $      5,666  $       6,595  $       4,445  $       6,190
   Net income............................. $      3,736  $       4,344  $       3,005  $       4,245
   Diluted net income per share........... $       0.20  $        0.23  $        0.16  $        0.22

Quarter Ended:                              Apr 1, 2001   July 1, 2001   Sept 30, 2001  Dec 30, 2001
                                            ------------  -------------  -------------  -------------

   Total revenues......................... $     57,027  $      60,329  $      64,271  $      67,635
   Operating income....................... $      4,873  $       4,946  $       5,056  $       4,843
   Net income............................. $      3,308  $       3,325  $       3,368  $       3,210
   Diluted net income per share........... $       0.18  $        0.18  $        0.18  $        0.17

14. Subsequent Events (Unaudited)

On March 6, 2003, the Company invested $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining concept. The concept was created by the Company's co-founders, Larry S. Flax and Richard L. Rosenfield, who currently serve on the Company's board as Co-Chairmen. Larry S. Flax and Richard L. Rosenfield own the remaining 75% of equity in LA Food Show, Inc. Under the terms of the agreement the Company reserves the right of first negotiation for the 75.0% of outstanding equity it does not currently own. The Company has not made any commitments or guarantees on behalf of LA Food Show, Inc., and does not expect to do so.

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee's regular rate of compensation for each work day that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff is able to achieve class certification and prevails on the merits of the case, we could potentially be liable for significant amounts. We are still investigating the claims and have not yet responded to the complaint. No discovery has taken place and no date has been set for a hearing on class certification or for trial. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, and as such we intend to vigorously defend our position.

On January 15, 2003, employees purchased 29,576 shares of common stock from the Company under the Company's employee stock purchase plan. The net proceeds to the Company were approximately $578.

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto
3.2(A)	Amended and Restated Bylaws
4.1(A)	Specimen Common Stock Certificate
4.2(A)	Registration Rights Agreement dated September 30, 1997
10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998
10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000
10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000
10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998
10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November [sic], 1999
10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000
10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder
10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998
10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000
10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000
10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001
10.12

Shareholders' Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax , as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003
10.14	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003
10.15

Amendment No. 1 to Shareholders' Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revoable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

23.1	Consent of Ernst & Young LLP
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frederick R. Hipp
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gregory S. Levin

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

Dated: March 14, 2003	California Pizza Kitchen, Inc.
	By:	/s/ FREDERICK R. HIPP Frederick R. Hipp
Chief Executive Officer, President and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry S. Flax Larry S. Flax	Co-Chairman of the Board and Director	March 14, 2003
/s/ Richard L. Rosenfield Richard L. Rosenfield	Co-Chairman of the Board and Director	March 14, 2003
/s/ Frederick R. Hipp Frederick R. Hipp	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2003
/s/ Harold O. Rosser Harold O. Rosser	Director	March 14, 2003
/s/ WILLIAM C. Baker William C. Baker	Director	March 14, 2003
/s/ Charles G. Phillips Charles G. Phillips	Director	March 14, 2003
/s/ Rick J. Caruso Rick J. Caruso	Director	March 14, 2003
/s/ Gregory S. Levin Gregory S. Levin	Vice President, Chief Financial Officer and Chief Accounting Officer	March 14, 2003

  I, Frederick R. Hipp, certify that:

  1. I have reviewed this annual report on Form 10-K of California Pizza Kitchen, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  March 14, 2003

By:	/s/ FREDERICK R. HIPP
Frederick R. Hipp
Chief Exective Officer

  I, Gregory S. Levin, certify that:

  1. I have reviewed this annual report on Form 10-K of California Pizza Kitchen, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  March 14, 2003
By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)

  EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto
3.2(A)	Amended and Restated Bylaws
4.1(A)	Specimen Common Stock Certificate
4.2(A)	Registration Rights Agreement dated September 30, 1997
10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998
10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000
10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000
10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998
10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November [sic], 1999
10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000
10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder
10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998
10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000
10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000
10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001
10.12

  Shareholders' Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax , as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003
10.14	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003
10.15

  Amendment No. 1 to Shareholders' Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revoable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

23.1	Consent of Ernst & Young LLP
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frederick R. Hipp
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gregory S. Levin

  (A) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration 333-37778).

  (B) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration 333-53088).

  (C) Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended April 1, 2001