Form 10-Q
period 2003-03-30
CALIFORNIA PIZZA KITCHEN INC
filed 2003-05-02
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-31149

California Pizza Kitchen, Inc.

(Exact name of registrant as specified in its charter)

California	95-4040623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6053 West Century Boulevard, 11th Floor

Los Angeles, California 90045-6442

(Address of principal executive offices, including zip code)

(310) 342-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

There were 18,835,610 shares of outstanding Common Stock of the Registrant as of April 30, 2003.

California Pizza Kitchen, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	March 30,	December 29,
	2003	2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,925	$31,261
Investments in marketable securities	8,554	—
Trade accounts receivable	1,422	2,933
Inventories	2,385	2,466
Prepaid expenses and other current assets	2,907	1,216

Total current assets	31,193	37,876

Property and equipment, net	133,357	126,356
Investment in unconsolidated joint venture	2,000	—
Deferred taxes	2,404	2,404
Other assets	1,860	1,809

Total assets	$170,814	$168,445

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,102	$3,858
Accrued compensation and benefits	7,580	10,955
Accrued rent	7,263	6,952
Other accrued liabilities	8,368	8,105
Accrued income tax	3,328	1,444

Total current liabilities	29,641	31,314

Other liabilities	1,905	3,010

Commitments and contingencies

Shareholders’ equity:
Common Stock— $0.01 par value, 80,000,000 shares authorized, 18,834,289 and 18,743,439 shares issued and outstanding at March 30, 2003 and December 29, 2002 respectively	188	187
Additional paid-in capital	212,459	211,306
Accumulated deficit	(73,379)	(77,372)

Total shareholders’ equity	139,268	134,121

Total liabilities and shareholders’ equity	$170,814	$168,445

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 30, 2003	March 31, 2002
Revenues:
Restaurant sales	$81,934	$69,541
Franchise and other revenues	923	675

Total revenues	82,857	70,216
Restaurant costs and expenses:
Cost of sales	19,856	17,091
Labor	30,510	25,120
Direct operating and occupancy	16,651	14,016

Total restaurant operating costs	67,017	56,227

General and administrative	4,983	4,326
Depreciation and amortization	4,195	3,468
Pre-opening	720	529

Operating income	5,942	5,666
Interest income	112	82

Income before income tax provision	6,054	5,748
Income tax provision	2,061	2,012

Net income	$3,993	$3,736

Net income per common share:
Basic	$0.21	$0.20

Diluted	$0.21	$0.20

Shares used in calculating net income per common share:
Basic	18,802	18,497

Diluted	19,082	18,775

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 30, 2003	March 31, 2002
Operating activities:
Net income	$3,993	$3,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,195	3,468
Changes in operating assets and liabilities:
Trade accounts receivable	1,511	1,355
Inventories	81	(71)
Prepaid expenses and other assets	(1,742)	(1,780)
Accounts payable	(756)	1,601
Accrued liabilities	(1,906)	(837)
Other liabilities	(116)	(585)

Net cash provided by operating activities	5,260	6,887

Investing activities:
Capital expenditures	(11,196)	(7,475)
Investments in marketable securities	(8,554)	—
Investment in unconsolidated joint venture	(2,000)	—

Net cash used in investing activities	(21,750)	(7,475)

Financing activities:
Net proceeds from issuance of common stock	1,154	1,127

Net cash provided by financing activities	1,154	1,127

Net increase (decrease) in cash and cash equivalents	(15,336)	539
Cash and cash equivalents at beginning of period	31,261	19,788

Cash and cash equivalents at end of period	$15,925	$20,327

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$126	$649

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 30, 2003

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 153 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 29, 2002 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

2. New Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued several Statements of Financial Accounting Standards (“SFAS”). The statements relevant to our line of business and the impact on us are as follows:

The Company follows SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31,

2002. The adoption of this statement did not have an impact on the consolidated results of operations or financial position for the first three months of 2003 or 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. We adopted SFAS No. 144 as of December 31, 2001. The adoption of this statement did not have an impact on the consolidated results of operations or financial position for the first three months of 2003 or 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

We have adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense as been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards for the period ended March 30, 2003 and March 31, 2002 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro-forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended
	March 30, 2003	March 31, 2002
Net income as reported	$3,993	$3,736
Deduct:
Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	655	484

Pro forma net income	$3,338	$3,252

Net income per share:
Basic, as reported	$0.21	$0.20
Basic, pro forma	$0.18	$0.18
Diluted, as reported	$0.21	$0.20
Diluted, pro forma	$0.17	$0.17
Weighted average shares used in computation:
Basic	18,802	18,497
Diluted	19,082	18,775

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended March 30, 2003 and March 31, 2002, respectively.

	Three Months Ended
	March 30, 2003	March 31, 2002
Risk free interest rate	2.53%	2.53%
Expected lives (in years)	5.00	5.00
Dividend yield	—%	—%
Expected volatility	0.42%	0.42%

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

3. Sales of Common Stock

On January 14, 2003, employees purchased 29,576 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578,000. Additionally,

employees exercised options to purchase 61,274 shares of common stock during the first three months ended March 30, 2003, which resulted in net proceeds to the Company of $576,000.

On January 15, 2002, employees purchased 67,537 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $889,000. Additionally, employees exercised options to purchase 28,503 shares of common stock during the first three months ended March 31, 2002, which resulted in net proceeds to the Company of $238,000.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of March 30, 2003. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $2.8 million as of March 30, 2003. In addition, the credit facility includes financial and non-financial covenants which the Company was in compliance as of March 30, 2003.

5. Net Income Per Share

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share” for the three months ended March 30, 2003 and March 31, 2002 is as follows (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
Numerator for basic and diluted net income per common share	$3,993	$3,736

Denominator:
Denominator for basic net income per common share—weighted average shares	18,802	18,497
Employee stock options	280	278

Denominator for diluted net income per common share—weighted average shares	19,082	18,775

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to herein as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of May 2, 2003, we own and operate 122 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 25 states and the District of Columbia. We also franchise our concept and currently have 32 additional restaurants, which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 18 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations to one reportable segment.

As of May 2, 2003 we have opened five full service restaurants in fiscal 2003, four of which were opened in the first quarter and one to date in the second quarter. We plan to open 17 additional full service restaurants in 2003 and have begun construction, signed lease agreements or have letters of intent for all of these additional restaurants.

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

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel costs, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended March 30, 2003 and March 31, 2002 consist of thirteen weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza

Kitchen, Inc. and its wholly owned subsidiaries. The Company is a majority general partner in a limited partnership which was formed to operate a restaurant in Chicago. As such, the Company consolidates the financial statements of the limited partnership with its own financial statements. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Cash equivalents at March 30, 2003 consist primarily of Money Market Funds, Commercial Paper, Auction Rate Securities and preferred stock investments in Dividends Received Eligible Auction Market Stock (DREAMS) offered under private placements by a subsidiary of Bank of America.

Investments

The Company accounts for investments in marketable securities in accordance with Statements of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as marketable securities which are “held-to-maturity” and have been recorded at amortized cost. At March 30, 2003 the Company had $8.6 million of held-to-maturity investments that consisted of Treasury Bills and Federal Agency Securities. Under current investment guidelines maturities are restricted to two years or less.

On March 6, 2003 the Company invested $2.0 million for 25.0% equity participation in an upscale restaurant concept called LA Food Show, Inc. The Company accounts for this investment in accordance with the equity method of accounting as interpreted by the Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments In Common Stock”. APB No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of the earnings or loss after the date of acquisition.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures, and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease.

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management.

Restaurant and Franchise Revenues

Revenues from the operation of company owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and are recorded by the Company in the period the related franchised restaurants’ revenues are earned.

Pre-opening Costs

The Company follows Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 148.

Results of Operations

Our operating results for the three months ended March 30, 2003 and March 31, 2002 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended
	March 30, 2003	March 31, 2002
Revenues:
Restaurant sales	98.9%	99.0%
Franchise and other revenues	1.1	1.0

Total revenues	100.0	100.0

Restaurant costs and expenses:
Cost of sales	24.2	24.6
Labor	37.2	36.1
Direct operating and occupancy	20.3	20.2

Total restaurant operating costs	81.7	80.9

General and administrative	6.0	6.2
Depreciation and amortization	5.1	4.9
Pre-opening	0.9	0.8

Operating income	7.2	8.1
Interest income	0.1	0.1

Income before income tax provision	7.3	8.2
Income tax provision	2.5	2.9

Net income	4.8%	5.3%

Three months ended March 30, 2003 compared to the three months ended March 31, 2002

Total Revenues.    Total revenues increased by $12.6 million, or 18.0%, to $82.9 million in the first quarter of 2003 from $70.2 million for the first quarter of 2002 due to a $12.4 million increase in restaurant sales and a $200,000 increase in franchise and other revenues. The increase in restaurant sales was due to the four new stores opened in 2003 accounting for $733,000, the 18 non-comparable restaurant sales of stores opened between the beginning of the first quarter of 2002 and the end of the fourth quarter of 2002 accounting for $10.5 million, with the remainder from comparable restaurant sales increases of 2.7%. The increase in comparable restaurant sales was driven by increases in the average guest check of approximately 4.0% compared to the first quarter of 2002, and a decrease in customer counts of approximately 1.3%. The increase in average guest check was due to approximately 1.1% in price increases with the remainder due to shifts in our menu mix. The increase in franchise and other revenues was due primarily to an increase in royalties from Kraft’s distribution of our frozen pizza.

Cost of sales.    Cost of sales increased by $2.8 million, or 16.2%, to $19.9 million for the first quarter of 2003 from $17.1 million for the first quarter of 2002. Cost of sales as a percentage of restaurant sales decreased to 24.2% for the first quarter of 2003 from 24.6% in the comparable quarter for the prior year. This decrease was primarily a result of lower lettuce prices compared with the prior year.

Labor.    Labor increased by $5.4 million, or 21.5%, to $30.5 million for the first quarter of 2003 from $25.1 million for the first quarter of 2002. Labor as a percentage of restaurant sales increased to 37.2% for the first quarter of 2003 from 36.1% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to high hourly labor as a percentage of sales resulting from increased sales volatility due to severe weather in February and lower than anticipated restaurant sales.

Direct operating and occupancy.    Direct operating and occupancy increased by $2.6 million, or 18.8%, to $16.7 million for the first quarter of 2003 from $14.0 million for the first quarter of 2002. Direct operating and occupancy as a percentage of restaurant sales increased to 20.3% for the first quarter of 2003 from 20.2% for the prior period. The increase was primarily due to higher utility costs for natural gas compared to the first quarter of 2002.

General and administrative.    General and administrative increased by $657,000, or 15.2%, to $5.0 million for the first quarter of 2003 from $4.3 million for the first quarter of 2002. General and administrative as a percentage of total revenues decreased to 6.0% for the first quarter of 2003 compared to 6.2% in the prior period. The $657,000 increase in general and administrative expenses was primarily a result of additional operational personnel associated with new store openings and consulting fees in relation to Sarbanes-Oxley compliance. The decrease in general and administrative costs as a percentage of total revenues is a result of the Company’s increasing revenue base.

Depreciation and amortization.    Depreciation and amortization increased by $727,000, or 20.9%, to $4.2 million for the first quarter of 2003 from $3.5 million for the first quarter of 2002. The increase was primarily due to the 15 new restaurants opened after the first quarter of 2002 and four new restaurants opened during the first three months of 2003.

Pre-opening.    Pre-opening increased by $191,000, or 36.1%, to $720,000 for the first quarter of 2003 from $529,000 for the first quarter of 2002. The increase was due to opening four new restaurants in the first quarter of 2003 compared to three new restaurants in the first quarter of 2002.

Interest income.    Interest income increased by $30,000, or 36.6%, to $112,000 for the first quarter of 2003 from $82,000 for the first quarter of 2002. The increase was a result of the higher cash and investment balances at the beginning of 2003 compared to the prior year.

Income tax provision.    The income tax provision for the first quarter of 2003 and 2002 was based on annual effective tax rates applied to the income before income tax provision. A rate of 34.0% was applied to the first quarter of 2003 and 35.0% to the first quarter of 2002. These rates comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for the year.

Liquidity and capital resources

In recent years, we have funded our capital requirements through cash flow from operations and proceeds from the issuance of common stock. For the first three months of 2003, net cash flow provided by operating activities was $5.3 million compared to $6.9 million for the first three months of 2002. Net cash flow provided by operating activities for the first three months of 2003 was lower than the first three months of 2002 due to a reduction in accounts payable and reduction in accrued liabilities.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first three months of 2003 and 2002 was $21.8 million and $7.5 million, respectively. Investment activities consisted of capital expenditures of $11.2 million and $7.5 million for the first three months of 2003 and 2002, respectively. Additionally, for the first three months of 2003, we invested $8.6 million of our cash equivalents into short-term marketable securities so we may maximize our interest income. We also invested $2.0 million for a 25% equity interest in a new restaurant concept called LA Food Show. We opened 4 new restaurants in the first three months of 2003 compared to three restaurants in the same period last year. We will open 18 additional restaurants during the remainder of 2003, for a total of 22 full service restaurants this fiscal year. This compares to a total of 18 full service restaurants in fiscal year 2002. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs, on average, to be approximately $180,000 to $185,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $1.2 million for the first three months of 2003 compared to net cash provided by financing activities of $1.1 million for the first three months of 2002. Financing activities in the first three months of 2003 and 2002 consisted of proceeds from stock sales related to our Employee Stock Purchase Plan (ESPP) and common stock option exercises. ESPP contributions were $578,000 and $889,000 for the first three months of 2003 and 2002, respectively and proceeds from common stock option exercises were $576,000 and $238,000 for the first three months of 2003 and 2002, respectively.

We have a $20.0 million revolving line of credit, of which nothing was currently outstanding as of March 30, 2003. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $2.8 million as of March 30, 2003. In addition, the credit facility includes financial and non-financial covenants with which we were in full compliance as of March 30, 2003.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, noncompliance with our credit facility financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of March 30, 2003 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining concept. The concept was created by our co-founders, Larry S. Flax and Richard L. Rosenfield, who currently serve on our board as Co-Chairmen. Messrs. Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement we reserve the right of first negotiation for the 75.0% of outstanding equity we do not currently own. We have pre-emptive rights in future financings by LA Food Show so long as we maintain an ownership interest of at least 15.0%, and are entitled to one of three seats on the LA Food Show board of directors so long as we exercise our preemptive rights and maintain at least a 23.0% ownership interest. We have not made any commitments or guarantees on behalf of LA Food Show, Inc., and we do not expect to do so. We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB No. 18, “The Equity Method of Accounting for Investments In Common Stock”. APB No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition.

On August 24, 2001, we loaned one of our officers $65,000. The loan was supported by a full recourse promissory note, which bears interest at 7.5% per annum. The full recourse promissory note was paid in full, including accrued interest, upon maturation in February 2003.

One of our directors, Rick J. Caruso, also serves as President of CAH Restaurants of California, LLC. We have entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it currently operates two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC pays franchise and royalty fees to us under these agreements. We recorded an aggregate of $61,000 and $63,000 in such fees during the three months ended March 30, 2003 and March 31, 2002, respectively.

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

We are pursuing an accelerated, but disciplined, growth strategy which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control; including the hiring, training and retention of qualified operating personnel, especially managers; identification and availability of suitable restaurant sites; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets and general economic conditions.

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

In accordance with our expansion strategy, we intend to open new restaurants primarily in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to cannibalization of the existing restaurant’s customer base.

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

We and our franchisees currently operate a total of 57 restaurants in California (49 are company owned and eight are owned by franchisees), of which 43 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from higher energy prices for gas and electricity. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) have risen significantly in 2002 and are expected to continue to increase in 2003. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

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

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect our restaurants, regardless of whether the allegations are valid or whether California Pizza Kitchen is liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim involves one of our franchisees or licensees. Further, employee claims against us based on, among other things, wage discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states’ “dram shop” statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, any changes requiring that we record compensation expense in our consolidated statements of income for employee stock options using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of March 30, 2003 we held $8.6 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our internal controls, disclosure controls and procedures within 90 days of the filing date of this report in accordance with Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each work day that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of a resulting failure to pay all wages due at the time of termination of employment and characterizing these alleged breaches as unfair business practices. If the plaintiff is able to achieve class certification and prevail on the merits of the case, we could potentially be liable for significant amounts. We have investigated the claims and have responded to the Complaint. No date has been set for a hearing on class certification or for trial. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. Additionally we believe all terminated employees have been paid fairly and in compliance with federal, state and/or local laws and as such, we intend to vigorously defend our position.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

Exhibit 10.16	Executive Retirement Savings Plans and amendments thereto

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)     Reports on Form 8-K

We filed the Company’s earnings release issued on April 22, 2003 on Form 8-K under Item 12 on April 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2003

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ FREDERICK R. HIPP
Frederick R. Hipp Chief Executive Officer

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)

CERTIFICATIONS

I, Frederick R. Hipp, certify that:

1. I have reviewed this quarterly report on Form l0-Q of California Pizza Kitchen, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003

By:	/s/ FREDERICK R. HIPP
Frederick R. Hipp Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin Vice President and Chief Financial Officer (Also signing as Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
10.16	Executive Retirement Savings Plans and amendments thereto

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002