Form 10-Q
period 2003-06-29
CALIFORNIA PIZZA KITCHEN INC
filed 2003-08-06
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________

Commission file number 000-31149

California Pizza Kitchen, Inc.

(Exact name of registrant as specified in its charter)

California	95-4040623

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6053 West Century Boulevard, 11th Floor
Los Angeles, California    90045-6430

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
YES [X] NO [  ]

Indicated by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act).
YES [X] NO [  ]

There were 18,884,861 outstanding shares of Common Stock of the Registrant as of July 31, 2003.

California Pizza Kitchen, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

	June 29,	December 29,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,706	$31,261
Investments in marketable securities	7,536	—
Trade accounts receivable	1,393	2,933
Inventories	2,486	2,466
Prepaid expenses and other current assets	1,247	1,216

Total current assets	31,368	37,876
Property and equipment, net	142,054	126,356
Investment in unconsolidated joint venture	1,900	—
Deferred taxes	2,404	2,404
Other assets	1,907	1,809

Total assets	$179,633	$168,445

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,152	$3,858
Accrued compensation and benefits	10,084	10,955
Accrued rent	7,533	6,952
Other accrued liabilities	7,669	8,105
Accrued income tax	4,352	1,444

Total current liabilities	32,790	31,314

Other liabilities	2,958	3,010
Commitments and contingencies
Shareholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 18,856,076 and 18,743,439 shares issued and outstanding at June 29, 2003 and December 29, 2002 respectively	188	187
Additional paid-in capital	212,683	211,306
Accumulated deficit	(68,986)	(77,372)

Total shareholders’ equity	143,885	134,121

Total liabilities and shareholders’ equity	$179,633	$168,445

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenues:
Restaurant sales	$87,113	$74,916	$169,047	$144,457
Franchise and other revenues	751	710	1,674	1,385

Total revenues	87,864	75,626	170,721	145,842
Restaurant costs and expenses:
Cost of sales	21,298	17,913	41,155	35,004
Labor	31,355	27,137	61,864	52,257
Direct operating and occupancy	17,943	14,952	34,595	28,968

Total restaurant operating costs	70,596	60,002	137,614	116,229
General and administrative	5,309	4,648	10,292	8,975
Depreciation and amortization	4,370	3,693	8,547	7,160
Pre-opening	1,065	688	1,785	1,217

Operating income	6,524	6,595	12,483	12,261
Other income (expense):
Interest income	83	88	177	170
Equity in loss of unconsolidated joint venture	(100)	—	(100)	—

Total other income (expense)	(17)	88	77	170
Income before income tax provision	6,507	6,683	12,560	12,431
Income tax provision	2,112	2,339	4,174	4,351

Net income	$4,395	$4,344	$8,386	$8,080

Net income per common share:
Basic	$0.23	$0.23	$0.45	$0.44

Diluted	$0.23	$0.23	$0.44	$0.43

Shares used in calculating net income per common share:
Basic	18,848	18,537	18,825	18,517

Diluted	19,007	18,856	19,036	18,816

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended

	June 29,	June 30,
	2003	2002

Operating activities:
Net income	$8,386	$8,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,547	7,160
Equity in loss of unconsolidated joint venture	100	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,540	2,946
Inventories	(20)	(130)
Prepaid expenses and other assets	(129)	(1,847)
Accounts payable	(706)	(329)
Accrued liabilities	2,243	1,281
Other liabilities	(113)	(166)

Net cash provided by operating activities	19,848	16,995

Investing activities:
Capital expenditures	(24,245)	(16,830)
Investments in marketable securities	(7,536)	—
Investment in unconsolidated joint venture	(2,000)	—

Net cash used in investing activities	(33,781)	(16,830)

Financing activities:
Net proceeds from issuance of common stock	1,378	1,417

Net cash provided by financing activities	1,378	1,417

Net increase (decrease) in cash and cash equivalents	(12,555)	1,582
Cash and cash equivalents at beginning of period	31,261	19,788

Cash and cash equivalents at end of period	$18,706	$21,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,196	$4,742

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 29, 2003
(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 158 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

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

2. New Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued several Statements of Financial Accounting Standards (“SFAS”). The statements relevant to our line of business and the potential impact on us are as follows:

The Company follows SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31,

2002. The adoption of this statement did not have an impact on the consolidated results of operations or financial position during the three and six months period ending June 29, 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. We adopted SFAS No. 144 as of December 31, 2001. The adoption of this statement did not have an impact on the consolidated results of operations or financial position during the three and six months ended June 29, 2003 and June 30, 2002, respectively.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

We have adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock option grants. Had compensation expense for our stock option grants been determined based on the fair value at the grant date for the three and six month periods ended June 29, 2003 and June 30, 2002 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro-forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income as reported	$4,395	$4,344	$8,386	$8,080
Deduct:
Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	693	538	1,348	1,022

Pro forma net income	$3,702	$3,806	$7,038	$7,058

Net income per share:
Basic, as reported	$0.23	$0.23	$0.45	$0.44
Basic, pro forma	$0.20	$0.21	$0.37	$0.38
Diluted, as reported	$0.23	$0.23	$0.44	$0.43
Diluted, pro forma	$0.19	$0.20	$0.37	$0.38
Weighted average shares used in computation:
Basic	18,848	18,537	18,825	18,517
Diluted	19,007	18,856	19,036	18,816

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 29, 2003 and June 30, 2002, respectively.

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Risk free interest rate	2.53%	2.53%	2.53%	2.53%
Expected lives (in years)	5.00	5.00	5.00	5.00
Dividend yield	—%	—%	—%	—%
Expected volatility	0.42%	0.42%	0.42%	0.42%

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on our results of operations in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

3. Sales of Common Stock

On January 14, 2003, employees purchased 29,576 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578,000. Additionally, employees exercised options to purchase 83,061 shares of common stock during the first six months ended June 29, 2003, which resulted in net proceeds to the Company of $800,000.

On January 15, 2002, employees purchased 67,537 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $889,000. Additionally, employees exercised options to purchase 57,936 shares of common stock during the first six months ended June 30, 2002, which resulted in net proceeds to the Company of $528,000.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of June 29, 2003. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of June 29, 2003. In addition, the credit facility includes financial and non-financial covenants with which the Company was in compliance as of June 29, 2003.

5. Net Income Per Share

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share” for the three and six months ended June 29, 2003 and June 30, 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Numerator for basic and diluted net income per common share	$4,395	$4,344	$8,386	$8,080

Denominator:
Denominator for basic net income per common share weighted average shares	18,848	18,537	18,825	18,517
Employee stock options	159	319	211	299

Denominator for diluted net income per common share weighted average shares	19,007	18,856	19,036	18,816

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to herein as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of August 6, 2003, we own and operate 128 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 26 states and the District of Columbia. We also franchise our concept and currently have 31 additional restaurants, which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 18 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations to one reportable segment.

As of August 6, 2003 we have opened 11 full service restaurants in fiscal 2003, four of which were opened in the first quarter, six in the second quarter and one to date in the third quarter. We plan to open 11 additional full service restaurants in 2003 and have begun construction, signed lease agreements or have letters of intent for all of these additional restaurants.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and six months ended June 29, 2003 and June 30, 2002 consist of thirteen weeks and 26 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and our wholly owned subsidiaries. We are a majority general partner in a limited partnership which was formed to operate a restaurant in Chicago. As such, we consolidate the financial statements of the limited partnership with our own financial statements. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Our cash and cash equivalent balances are not pledged or restricted. Our policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Cash equivalents at June 29, 2003 consist primarily of money market funds, commercial paper, auction rate securities and local municipality securities.

Investments

We account for investments in marketable securities in accordance with Statements of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments are classified as marketable securities that are “held-to-maturity” and have been recorded at amortized cost. At June 29, 2003 we had $7.5 million of held-to-maturity investments that consisted of treasury bills and federal agency securities. Under current investment guidelines, maturities are restricted to two years or less.

On March 6, 2003 we invested $2.0 million for 25.0% equity participation in an upscale family casual dining restaurant concept. We account for this investment in accordance with the equity method of accounting as interpreted by the Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of the earnings or loss after the date of acquisition.

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

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management.

Restaurant and Franchise Revenues

Revenues from the operation of company owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and are recorded in the period the related franchised restaurants’ revenues are earned.

Pre-opening Costs

We follow Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of the start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 148.

Results of Operations

Our operating results for the three and six months ended June 29, 2003 and June 30, 2002 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenues:
Restaurant sales	99.1%	99.1%	99.0%	99.1%
Franchise and other revenues	0.9	0.9	1.0	0.9

Total revenues	100.0	100.0	100.0	100.0

Restaurant costs and expenses:
Cost of sales	24.4	23.9	24.3	24.2
Labor	36.0	36.2	36.6	36.2
Direct operating and occupancy	20.6	20.0	20.5	20.1

Total restaurant operating costs	81.0	80.1	81.4	80.5
General and administrative	6.0	6.1	6.0	6.2
Depreciation and amortization	5.0	4.9	5.0	4.9
Pre-opening	1.2	0.9	1.0	0.8

Operating income	7.4	8.7	7.3	8.4
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Equity in loss of unconsolidated joint venture	(0.1)	—	(0.1)	—

Total other income (expense)	—	0.1	—	0.1

Income before income tax provision	7.4	8.8	7.3	8.5
Income tax provision	2.4	3.1	2.4	3.0

Net income	5.0%	5.7%	4.9%	5.5%

Three months ended June 29, 2003 compared to the three months ended June 30, 2002

Total revenues. Total revenues increased by $12.3 million, or 16.2%, to $87.9 million in the second quarter of 2003 from $75.6 million for the second quarter of 2002 due to a $12.2 million increase in restaurant sales and a $41,000 increase in franchise and other revenues. The increase in restaurant sales was due to the ten new stores opened in 2003 accounting for $3.1 million, the 15 non-comparable stores opened between the beginning of the second quarter of 2002 and the end of the fourth quarter of 2002 accounting for $7.8 million and the remainder from comparable restaurant sales increases of 2.3%. The increase in comparable restaurant sales was driven by increases in the average guest check of approximately 3.1% compared to the second quarter of 2002, and a decrease in customer counts of approximately 0.8%. The increase in average check was due to approximately 1.1% in price increases with the remainder due to shifts in our menu mix. The increase in franchise and other revenues was due primarily to an increase in international franchise sales for the three months ended June 29, 2003 compared with the three months ended June 30, 2002.

Cost of sales. Cost of sales increased by $3.4 million, or 19.0%, to $21.3 million for the second quarter of 2003 from $17.9 million for the second quarter of 2002. Cost of sales as a percentage of restaurant sales increased to 24.4% for the second quarter of 2003 from 23.9% in the comparable quarter for the prior year. The increase was primarily a result of higher lettuce and tomato prices, increases in fuel surcharges associated with higher gas prices and higher paper costs compared with the prior year.

Labor. Labor increased by $4.3 million, or 15.9%, to $31.4 million for the second quarter of 2003 from $27.1 million for the second quarter of 2002. As a percentage of restaurant sales, labor decreased to 36.0% for the second quarter of 2003 from 36.2% for the prior period. The decrease in labor as a percentage of restaurant sales was primarily due to improvements in hourly labor, scheduling and productivity made during the second quarter.

Direct operating and occupancy. Direct operating and occupancy increased by $2.9 million, or 19.3%, to $17.9 million for the second quarter of 2003 from $15.0 million for the second quarter of 2002. Direct operating and occupancy as a percentage of restaurant sales increased to 20.6% for the second quarter of 2003 from 20.0% for the prior period. The increase was primarily due to higher utility costs for natural gas compared to the second quarter of 2002 and higher rent and common area maintenance charges as a percentage of sales for the newer restaurants that have yet to reach mature sales levels.

General and administrative. General and administrative increased by $661,000, or 14.4%, to $5.3 million for the second quarter of 2003 from $4.6 million for the second quarter of 2002. General and administrative as a percentage of total revenues decreased to 6.0% for the second quarter of 2003 from 6.1% for the prior period. The $661,000 increase in general and administrative expenses was primarily a result of additional operational and administrative personnel associated with new store openings. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of our increased revenue base.

Depreciation and amortization. Depreciation and amortization increased by $677,000, or 18.3%, to $4.4 million for the second quarter of 2003 from $3.7 million for the second quarter of 2002. The increase was primarily due to the 11 new restaurants opened after the second quarter of 2002 and ten new restaurants opened during the first six months of 2003.

Pre-opening. Pre-opening increased by $377,000, or 54.8%, to $1.1 million for the second quarter of 2003 from $688,000 for the second quarter of 2002. The increase was due to opening six new restaurants in the second quarter of 2003 compared to four new restaurants in the second quarter of 2002.

Interest income. Interest income decreased by $5,000, or 5.7%, to $83,000 for the second quarter of 2003 from $88,000 for the second quarter of 2002. The decrease was a result of lower interest rates for the second quarter of 2003 compared to the second quarter of 2002.

Equity in loss of unconsolidated joint venture. Equity in loss of unconsolidated joint venture represents the initial start up costs and results of operations for our 25.0% equity interest in LA Food Show, Inc., for the three months ended June 29, 2003 in accordance with Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Income tax provision. The income tax provision for the three months ended June 29, 2003 and June 30, 2002, was based on annual effective tax rates applied to income before income tax provision. The 32.5% and 35.0% tax rates applied to the second quarters of 2003 and 2002, respectively comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2003 and 2002.

Six months ended June 29, 2003 compared to the six months ended June 30, 2002

Total revenues. Total revenues increased by $24.9 million, or 17.1%, to $170.7 million in the first six months of 2003 from $145.8 million for the first six months of 2002 due to a $24.6 million increase in restaurant sales and a $289,000 increase in franchise and other revenues. The increase in restaurant sales was due to the ten new stores opened in the first six months of 2003 accounting for $3.9 million, the 15 non-comparable stores opened between the beginning of the second quarter of 2002 and the end of the fourth quarter of 2002 accounting for $18.3 million, with the remainder from comparable restaurant sales increases of 2.5%. The increase in comparable restaurant sales was driven by increases in the average guest check of approximately 3.6% compared to the first six months of 2002, and a decrease in customer counts of approximately 1.1%. The increase in average guest check was due to approximately 1.2% in price increases with the remainder due to shifts in our menu mix. The increase in franchise and other revenues was due primarily to an increase in royalties from Kraft’s distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $6.2 million, or 17.7%, to $41.2 million for the first six months of 2003 from $35.0 million for the first six months of 2002. Cost of sales as a percentage of restaurant sales increased to 24.3% for the first six months of 2003 from 24.2% in the comparable period. The increase was primarily a result of higher lettuce and tomato prices, increases in fuel surcharges associated with higher gas prices and higher paper costs compared with the prior period.

Labor. Labor increased by $9.6 million, or 18.4%, to $61.9 million for the first six months of 2003 from $52.3 million for the first six months of 2002. Labor as a percentage of restaurant sales increased to 36.6% for the first six months of 2003 from 36.2% for the prior period. The increase in labor as a percentage of restaurant sales was primarily due to higher hourly labor as a percentage of sales and lower than anticipated restaurant sales.

Direct operating and occupancy. Direct operating and occupancy increased by $5.6 million, or 19.3%, to $34.6 million for the first six months of 2003 from $29.0 million for the first six months of 2002. Direct operating and occupancy as a percentage of restaurant sales increased to 20.5% for the first six months of 2003 from 20.1% for the prior period. The increase was primarily due to higher utility costs for natural gas compared to the first six months of 2002 and higher rent and common area maintenance charges as a percentage of sales for the newer restaurants that have yet to reach mature sales levels.

General and administrative. General and administrative increased by $1.3 million, or 14.4%, to $10.3 million for the first six months of 2003 from $9.0 million for the first six months of 2002. General and administrative as a percentage of total revenues decreased to 6.0% for the first six months of 2003 compared to 6.2% in the prior period. The $1.3 million increase in general and administrative expenses was primarily a result of additional operational personnel associated with new store openings, fees in relation to Sarbanes-Oxley compliance and new store mystery shopper costs. The decrease in general and administrative costs as a percentage of total revenues was a result of our ability to leverage our general and administrative personnel against our increasing revenue base.

Depreciation and amortization. Depreciation and amortization increased by $1.3 million, or 18.1%, to $8.5 million for the first six months of 2003 from $7.2 million for the prior period. The increase was due to the 11 new restaurants opened after the second quarter of 2002 and ten new restaurants opened during the first six months of 2003.

Pre-opening. Pre-opening increased by $568,000, or 47.3%, to $1.8 million for the first six months of 2003 from $1.2 million for the first six months of 2002. The increase was due to opening ten new restaurants in the first six months of 2003 compared to seven new restaurants in the first six months of 2002.

Interest income. Interest income increased by $7,000, or 4.1%, to $177,000 for the first six months of 2003 from $170,000 for the first six months of 2002. The increase was a result of the higher cash and investment balances for the first six months of 2003 compared to the prior period.

Equity in loss of unconsolidated joint venture. Equity in loss of unconsolidated joint venture represents the initial start up costs and results of operations for our 25.0% equity interest in LA Food Show, Inc., at June 29, 2003 in accordance with Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Income tax provision. The income tax provision for the first six months ending June 29, 2003 and June 30, 2002 was based on annual effective tax rates applied to income before income tax provision. The 33.2% and 35.0% tax rates applied to the first six months of 2003 and 2002, respectively, comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2003 and 2002.

Liquidity and Capital Resources

In recent years, we have funded our capital requirements through cash flow from operations and proceeds from the issuance of common stock. For the first six months of 2003, net cash flow provided by operating activities was $19.8 million compared to $17.0 million for the first six months of 2002. Net cash flow provided by operating activities for the first six months of 2003 was greater than the first six months of 2002 due primarily to an increase in depreciation and amortization and net income.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first six months of 2003 and 2002 was $33.8 million and $16.8 million, respectively. Investment activities consisted of capital expenditures of $24.2 million and $16.8 million for the first six months of 2003 and 2002, respectively. Additionally, for the first six months of 2003, we invested $7.5 million of our cash equivalents into short-term marketable securities to maximize interest income. We also invested $2.0 million for a 25.0% equity interest in a new restaurant concept called LA Food Show, Inc. We opened ten new restaurants in the first six months of 2003 compared to seven restaurants in the same period last year and will open 12 additional restaurants during the remainder of 2003, for a total of 22 full service restaurants this fiscal year. This compares to a total of 18 full service restaurants in fiscal year 2002. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.3 million. Additionally, we anticipate pre-opening costs, on average, to be approximately $180,000 to $185,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $1.4 million for the first six months of 2003 compared to net cash provided by financing activities of $1.4 million for the first six months of 2002. Financing activities in the first six months of 2003 and 2002 consisted of proceeds from stock sales related to our Employee Stock Purchase Plan (ESPP) and common stock option exercises. ESPP contributions were $578,000 and $889,000 for the first six months of 2003 and 2002, respectively, and proceeds from common stock option exercises were $800,000 and $528,000 for the first six months of 2003 and 2002, respectively.

We have a $20.0 million revolving line of credit, of which nothing was currently outstanding as of June 29, 2003. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of June 29, 2003. In addition, the credit facility includes financial and non-financial covenants with which we were in full compliance as of June 29, 2003.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our current expansion plans, recently experienced lower than anticipated sales in the class of 2002 and 2003 new stores, increased expenses, non-compliance with our credit facility financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of June 29, 2003 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining restaurant. Our co-founders and Co-Chairmen of the Board of Directors, Larry S. Flax and Richard L. Rosenfield, created the concept. Messrs. Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement we reserve the right of first negotiation for the 75.0% of outstanding equity we do not currently own. We have pre-emptive rights in future financings by LA Food Show so long as we maintain an ownership interest of at least 15.0%, and are entitled to one of three seats on the LA Food Show Board of Directors so long as we exercise our pre-emptive rights and maintain at least a 23.0% ownership interest. We have not made any commitments or guarantees on behalf of LA Food Show, Inc., and we do not expect to do so. We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At June 29, 2003 our net investment in LA Food Show, Inc., was $1.9 million. On July 24, 2003 Larry S. Flax and Richard L. Rosenfield became Co-Chief Executive Officers of California Pizza Kitchen, Inc.

One of our directors, Rick J. Caruso, also serves as President of CAH Restaurants of California, LLC. We have entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it currently operates two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC pays franchise and royalty fees to us under these agreements. We recorded an aggregate of $126,000 and $130,000 in such fees during the six months ended June 29, 2003 and June 30, 2002, respectively.

Subsequent Events

On August 2, 2003, Tom N. Jenneman, our Senior Vice President and Chief Development Officer resigned.

On July 24, 2003, Frederick R. Hipp, our President and Chief Executive Officer and a Member of the Board of Directors resigned. Our co-founders, Larry S. Flax and Richard L. Rosenfield, who currently serve on our board as Co-Chairmen, reassumed their role of Co-Chief Executive Officers. Additionally, H.G. Carrington, Jr., our former Executive Vice-President and Chief Financial Officer, rejoined the Company as interim President.

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

Risk Factors

Our growth strategy requires us to open new restaurants at a measured pace. We may not be able to achieve our planned expansion.

We are pursuing a disciplined growth strategy, which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control; including the hiring, training and retention of qualified operating personnel, especially managers; identification and availability of suitable restaurant sites; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets and general economic conditions.

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

38.5% of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

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

Rising insurance costs and the changing compliance requirements could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) increased significantly in 2002 and is expected to continue to increase in 2003. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

Additionally, compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of June 29, 2003 we held $7.5 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b)  Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, we held our Annual Meeting of Shareholders. The matters submitted for vote and related election results were as follows:

1.	To elect William C. Baker, Rick J. Caruso, Larry S. Flax, Frederick R. Hipp, Charles G. Phillips, Richard L. Rosenfield, and Harold O. Rosser to our Board of Directors until our next annual meeting of shareholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Against

William C. Baker	16,442,861	542,667
Rick J. Caruso	16,324,784	640,744
Larry S. Flax	16,656,804	308,724
Frederick R. Hipp	16,656,804	308,724
Charles G. Phillips	16,422,861	542,667
Richard L. Rosenfield	16,656,804	308,724
Harold O. Rosser	16,422,861	542,667

2.	To approve an amendment to our 1998 Stock-Based Incentive Compensation Plan. The results of votes cast were as follows:

Votes For	Votes Against	Abstained

10,328,911	6,547,844	88,733

3.	To approve an amendment to our Employee Stock Purchase Plan. The results of votes cast were as follows:

Votes For	Votes Against	Abstained

16,566,669	392,652	6,207

4.	To ratify the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ending December 28, 2003. The results of votes cast were as follows:

Votes For	Votes Against	Abstained

16,253,962	709,716	1,850

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1	Employment Agreement between H.G. Carrington, Jr., and California Pizza Kitchen, Inc., dated July 24, 2003

10.2	Separation Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

a) We filed a press release announcing second quarter earnings and an adjustment in our development schedule on July 24, 2003 on Form 8-K under Item 9 and 12 on July 24, 2003.

b) We filed a press release announcing Frederick R. Hipp’s resignation as President, CEO and as a Member of the Board of Directors on July 24, 2003. Larry S. Flax and Richard L. Rosenfield, Co-Chairman of the Board, were appointed as Co-Chief

Executive Officers, and H.G. Carrington, Jr., our former Executive Vice President and Chief Financial Officer, was appointed interim President. These items were filed on Form 8-K under Item 9 on July 24, 2003.

c) We filed a press release announcing Harold O. Rosser’s resignation from our Board of Directors on June 27, 2003 on Form 8-K under Item 5 on July 9, 2003.

d) We filed a press release describing certain financial results issued on July 1, 2003 on the same Form 8-K under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2003

California Pizza Kitchen, Inc.
By:	/s/ RICHARD L. ROSENFIELD

Richard L. Rosenfield
Co-Chief Executive Officer

California Pizza Kitchen, Inc.
By:	/s/ LARRY S. FLAX

Larry S. Flax
Co-Chief Executive Officer

By:	/s/ GREGORY S. LEVIN

Gregory S. Levin
Vice President and Chief Financial Officer
(Also signing as Chief Accounting Officer)

CERTIFICATIONS

I, Richard L. Rosenfield, certify that:

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

August 6, 2003

By:	/s/ RICHARD L. ROSENFIELD

Richard L. Rosenfield
Co-Chief Executive Officer

I, Larry S. Flax, certify that:

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

August 6, 2003

By:	/s/ LARRY S. FLAX

Larry S. Flax
Co-Chief Executive Officer

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

August 6, 2003

By:	/s/ GREGORY S. LEVIN

Gregory S. Levin
Vice President and Chief Financial Officer
(Also signing as Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

10.1	Employment Agreement between H.G. Carrington, Jr., and California Pizza Kitchen, Inc., dated July 24, 2003

10.2	Separation Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002