Form 10-Q
period 2003-09-28
CALIFORNIA PIZZA KITCHEN INC
filed 2003-11-06
CIK 789356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003
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

YES [X]  NO [  ]

There were 18,925,923 outstanding shares of Common Stock of the Registrant as of November 3, 2003.

California Pizza Kitchen, Inc. and Subsidiaries

Page
No.

PART I. Financial Information
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets at September 28, 2003 and December 29, 2002	3
Consolidated Statements of Income for the three and nine months ended September 28, 2003 and September 29, 2002	4
Consolidated Statements of Cash Flows for the nine months ended September 28, 2003 and September 29, 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
PART II. Other Information
Item 1. Legal Proceedings	26
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	26
Index to Exhibits	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

	September 28,	December 29,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,963	$31,261
Investments in marketable securities	9,518	—
Trade accounts receivable	1,625	2,933
Inventories	2,637	2,466
Prepaid expenses and other current assets	1,553	1,216

Total current assets	29,296	37,876
Property and equipment, net	135,546	126,356
Investment in unconsolidated joint venture	1,725	—
Deferred taxes	2,404	2,404
Other assets	2,507	1,809

Total assets	$171,478	$168,445

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,746	$3,858
Accrued compensation and benefits	8,316	10,955
Accrued rent	7,775	6,952
Other accrued liabilities	8,558	8,105
Accrued income tax	1,084	1,444

Total current liabilities	28,479	31,314

Other liabilities	3,286	3,010
Commitments and contingencies
Shareholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 18,900,665 and 18,743,439 shares issued and outstanding at September 28, 2003 and December 29, 2002, respectively	189	187
Additional paid-in capital	213,356	211,306
Accumulated deficit	(73,832)	(77,372)

Total shareholders’ equity	139,713	134,121

Total liabilities and shareholders’ equity	$171,478	$168,445

See accompanying notes to unaudited consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenues:
Restaurant sales	$92,333	$78,155	$261,380	$222,612
Franchise and other revenues	763	789	2,437	2,174

Total revenues	93,096	78,944	263,817	224,786
Restaurant costs and expenses:
Cost of sales	22,768	18,822	63,922	53,826
Labor	33,188	28,306	95,053	80,563
Direct operating and occupancy	19,268	15,305	53,865	44,272

Total restaurant operating costs	75,224	62,433	212,840	178,661
General and administrative	5,440	4,841	15,732	13,816
Depreciation and amortization	4,522	3,796	13,087	10,957
Pre-opening	1,264	1,048	3,048	2,265
Severance charges	820	—	820	—
Loss on impairment of property and equipment and restaurant closures	12,979	2,380	12,979	2,380

Operating income (loss)	(7,153)	4,446	5,311	16,707
Interest income	49	107	244	277
Equity in loss of unconsolidated joint venture	(175)	—	(275)	—

Income (loss) before income tax provision	(7,279)	4,553	5,280	16,984
Income tax provision (benefit)	(2,433)	1,548	1,740	5,899

Net income (loss)	$(4,846)	$3,005	$3,540	$11,085

Net income (loss) per common share:
Basic	$(0.26)	$0.16	$0.19	$0.60

Diluted	$(0.26)	$0.16	$0.19	$0.59

Weighted average shares used in calculating net income (loss) per common share:
Basic	18,885	18,607	18,845	18,547

Diluted	18,885	18,841	19,046	18,825

See accompanying notes to unaudited consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended

	September 28,	September 29,
	2003	2002

Operating activities:
Net income	$3,540	$11,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,087	10,957
Equity in loss of unconsolidated joint venture	275	—
Loss on impairment of property and equipment and restaurant closures	12,979	2,380
Changes in operating assets and liabilities:
Trade accounts receivable	1,308	3,705
Inventories	(171)	(146)
Prepaid expenses and other assets	(1,035)	303
Accounts payable	(1,112)	(1,038)
Accrued liabilities	(1,775)	1,834
Other liabilities	306	(796)

Net cash provided by operating activities	27,402	28,284
Investing activities:
Capital expenditures	(35,232)	(26,143)
Investments in marketable securities	(9,518)	—
Investment in unconsolidated joint venture	(2,000)	—

Net cash used in investing activities	(46,750)	(26,143)
Financing activities:
Net proceeds from issuance of common stock	2,050	2,379

Net cash provided by financing activities	2,050	2,379

Net increase (decrease) in cash and cash equivalents	(17,298)	4,520
Cash and cash equivalents at beginning of period	31,261	19,788

Cash and cash equivalents at end of period	$13,963	$24,308

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,013	$4,878

See accompanying notes to unaudited consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 28, 2003
(unaudited)

1.     Basis of Presentation

As of September 28, 2003, California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 165 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 29, 2002 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending December 31, 2003 for variable interest entities (VIEs) created before February 1, 2003. FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities. Entities that qualify as VIEs must be consolidated by their primary beneficiary. All other holders of interest in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. The company adopted FIN 46 in the third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of “underlying” to conform it to the language used in FIN 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company currently has no derivative instruments therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company follows SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on the consolidated results of operations or financial position during the three and nine months period ending September 28, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of this statement did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

We have adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock option grants. Had compensation expense for our stock option grants been determined based on the fair value at the grant date for the three and nine month periods ended September 28, 2003 and September 29, 2002 consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro-forma amounts indicated below (in thousands, except net income (loss) per share):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss) as reported	$(4,846)	$3,005	$3,540	$11,085
Deduct:
Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	686	620	2,071	1,629

Pro forma net income (loss)	$(5,532)	$2,385	$1,469	$9,456

Net income (loss) per share:
Basic, as reported	$(0.26)	$0.16	$0.19	$0.60
Basic, pro forma	$(0.29)	$0.13	$0.08	$0.51
Diluted, as reported	$(0.26)	$0.16	$0.19	$0.59
Diluted, pro forma	$(0.29)	$0.13	$0.08	$0.50
Weighted average shares used in computation:
Basic	18,885	18,607	18,845	18,547
Diluted	18,885	18,841	19,046	18,825

As a result of the net loss for the third quarter of 2003, potential common shares in the diluted computation are excluded where its effect would be antidilutive in accordance with Financial Accounting Standards No. 128, “Earnings Per Share.” As a result shares used in computing basic and diluted net loss per common share are the same for the quarter ended September 28, 2003.

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro-forma disclosure is not necessarily indicative of the effect on our results of operations in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

The fair value of these options were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 28, 2003 and September 29, 2002, respectively.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Risk free interest rate	3.23%	2.53%	3.23%	2.53%
Expected lives (in years)	5.00	5.00	5.00	5.00
Dividend yield	—%	—%	—%	—%
Expected volatility	0.42%	0.42%	0.42%	0.42%

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. We adopted SFAS No. 144 as of December 31, 2001. During the third quarter of 2003, the Company incurred a before tax charge of approximately $13.0 million, stemming from the impairment charge for 11 Company owned full service restaurants. The corresponding impairment charge for the third quarter of 2002 of approximately $2.4 million represents the impairment charge and anticipated closure costs for one Company owned full service restaurant and one Company owned ASAP restaurant.

3.     Sales of Common Stock

On January 14, 2003 and July 15, 2003 employees purchased 29,576 and 29,401 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578,000 and $541,000, respectively. Additionally, employees exercised options to purchase 98,249 shares of common stock during the first nine months ended September 28, 2003, which resulted in net proceeds to the Company of $931,000.

On January 15, 2002 and July 17, 2002 employees purchased 67,537 and 61,066 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $889,000 and $811,000, respectively. Additionally, employees exercised options to purchase 70,526 shares of common stock during the first nine months ended September 29, 2002, which resulted in net proceeds to the Company of $679,000.

4.     Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of September 28, 2003. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of September 28, 2003. In addition, the credit facility includes financial and non-financial covenants with which the Company was in compliance as of September 28, 2003.

5.     Net Income (Loss) Per Share

Reconciliation of the components included in the computation of basic and diluted net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” for the three and nine months ended September 28, 2003 and September 29, 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Numerator for basic and diluted net income (loss) per common share	$(4,846)	$3,005	$3,540	$11,085

Denominator:
Denominator for basic net income (loss) per common share - weighted average shares	18,885	18,607	18,845	18,547
Employee stock options	—	234	201	278

Denominator for diluted net income (loss) per common share - weighted average shares	18,885	18,841	19,046	18,825

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to herein as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of November 6, 2003, we own and operate 135 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 26 states and the District of Columbia. We also franchise our concept and currently have 31 additional restaurants, which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 18 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations to one reportable segment.

As of November 6, 2003 we have opened 19 full service restaurants in fiscal 2003, four of which were opened in the first quarter, six in the second quarter, seven in the third quarter and two to date in the fourth quarter. We plan to open three additional full service restaurants in 2003 and have begun construction on all of these additional restaurants. We have also closed two full service restaurants in fiscal 2003, and may close additional restaurants in the future.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and nine months ended September 28, 2003 and September 29, 2002 consist of 13 weeks and 39 weeks, respectively. In calculating Company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and our wholly owned subsidiaries. We are the majority general partner in a limited partnership that was formed to operate a restaurant in Chicago. As such, we consolidate the financial statements of the limited partnership with our own financial statements. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Our cash and cash equivalent balances are not pledged or restricted. Our policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Cash equivalents at September 28, 2003 consist primarily of money market funds, auction rate securities and local municipality securities.

Investments

We account for investments in marketable securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments are classified as marketable securities that are “held-to-maturity” and have been recorded at amortized cost. At September 28, 2003 we had $9.5 million of held-to-maturity investments that consisted of treasury bills and federal agency securities. Under current investment guidelines, maturities are restricted to two years or less.

On March 6, 2003 we invested $2.0 million for a 25.0% equity participation in LA Food Show, Inc., an upscale family casual dining restaurant concept. We account for this investment in accordance with the equity method of accounting as interpreted by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of the earnings or loss after the date of acquisition.

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

Impairment of Long Lived Assets

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

We generally file our annual income tax returns several months after our fiscal year ends. Income tax returns are subject to audit by federal, state and local governments, generally years after returns are filed. These returns could be subject to material adjustments as a result of differing interpretations of the tax laws.

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

Results of Operations

Our operating results for the three and nine months ended September 28, 2003 and September 29, 2002 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenues:
Restaurant sales	99.2%	99.0%	99.1%	99.0%
Franchise and other revenues	0.8	1.0	0.9	1.0

Total revenues	100.0	100.0	100.0	100.0

Restaurant costs and expenses:
Cost of sales	24.7	24.1	24.4	24.2
Labor	35.9	36.2	36.4	36.2
Direct operating and occupancy	20.9	19.6	20.6	19.9

Total restaurant operating costs	81.5	79.9	81.4	80.3
General and administrative	5.8	6.1	6.0	6.1
Depreciation and amortization	4.9	4.8	5.0	4.9
Pre-opening	1.4	1.3	1.2	1.0
Severance charges	0.9	—	0.3	—
Loss on impairment of property and equipment and restaurant closures	13.9	3.0	4.9	1.1

Operating income (loss)	(7.7)	5.6	2.0	7.4
Interest income	0.1	0.1	0.1	0.1
Equity in loss of unconsolidated joint venture	(0.2)	—	(0.1)	—
Income (loss) before income tax provision	(7.8)	5.7	2.0	7.5
Income tax provision (benefit)	(2.6)	2.0	0.7	2.6

Net income (loss)	(5.2)%	3.7%	1.3%	4.9%

Three months ended September 28, 2003 compared to the three months ended September 29, 2002

Total revenues. Total revenues increased by $14.2 million, or 18.0%, to $93.1 million in the third quarter of 2003 from $78.9 million for the third quarter of 2002 due to a $14.2 million increase in restaurant sales and a $26,000 decrease in franchise and other revenues. The increase in restaurant sales was due to the 17 new stores opened in 2003 accounting for $7.4 million, the 11 non-comparable stores opened between the beginning of the third quarter of 2002 and the end of the fourth quarter of 2002 accounting for $5.7 million and the remainder from comparable restaurant sales increases of 2.0%. The increase in comparable restaurant sales was driven by increases in the average guest check of approximately 2.8% compared to the third quarter of 2002, and a decrease in customer counts of approximately 0.8%. The increase in average guest check was due to approximately 1.7% in price increases with the remainder due to shifts in our menu mix. The decrease in franchise and other revenues was due primarily to a decrease in initial franchise fees for new franchise restaurants.

Cost of sales. Cost of sales increased by $4.0 million, or 21.3%, to $22.8 million for the third quarter of 2003 from $18.8 million for the third quarter of 2002. As a percentage of restaurant sales, cost of sales increased to 24.7% for the third quarter of 2003 from 24.1% in the comparable quarter for the prior year. The increase was primarily a result of higher cheese and produce costs compared with the prior year.

Labor. Labor increased by $4.9 million, or 17.3%, to $33.2 million for the third quarter of 2003 from $28.3 million for the third quarter of 2002. As a percentage of restaurant sales, labor decreased to 35.9% for the third quarter of 2003 from 36.2% in the comparable quarter for the prior year. The decrease in labor as a percentage of restaurant sales was due to improvements in hourly labor scheduling and productivity made during the third quarter.

Direct operating and occupancy. Direct operating and occupancy increased by $4.0 million, or 26.1%, to $19.3 million for the third quarter of 2003 from $15.3 million for the third quarter of 2002. As a percentage of restaurant sales, direct operating and occupancy increased to 20.9% for the third quarter of 2003 from 19.6% in the comparable quarter for the prior year. The increase was primarily due to higher utility costs for electricity compared to the third quarter of 2002 and higher rent and common area maintenance charges as a percentage of sales for the newer restaurants that have yet to reach mature sales levels.

General and administrative. General and administrative increased by $599,000, or 12.5%, to $5.4 million for the third quarter of 2003 from $4.8 million for the third quarter of 2002. As a percentage of total revenues, general and administrative decreased to 5.8% for the third quarter of 2003 from 6.1% in the comparable quarter for the prior year. The $599,000 increase in general and administrative expenses was primarily a result of additional operational and administrative personnel associated with new store openings. The decrease in general and administrative costs as a percentage of total revenues was a result of our ability to leverage our general and administrative personnel against our increasing revenue base.

Depreciation and amortization. Depreciation and amortization increased by $726,000, or 19.1%, to $4.5 million for the third quarter of 2003 from $3.8 million for the third quarter of 2002. The increase was primarily due to the five new restaurants opened after the third quarter of 2002 and 17 new restaurants opened during the first nine months of 2003.

Pre-opening. Pre-opening increased by $216,000, or 21.6%, to $1.3 million for the third quarter of 2003 from $1.0 million for the third quarter of 2002. The increase was due to opening seven new restaurants in the third quarter of 2003 compared to six new restaurants in the third quarter of 2002.

Severance charges. Severance charges of $820,000 represent payments related to the resignations of our former President and CEO and our former Senior VP and Chief Development

Officer under the terms of their separation agreements. There were no corresponding severance charges for the September 29, 2002 period.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures of $13.0 million represents the impairment charge for 11 Company owned full service restaurants, in accordance with SFAS No. 144. The corresponding impairment charge for the third quarter of 2002 of $2.4 million represents the impairment charge and anticipated closure costs for one Company owned full service restaurant and one Company owned ASAP restaurant.

Interest income. Interest income decreased by $58,000, or 54.2%, to $49,000 for the third quarter of 2003 from $107,000 for the third quarter of 2002. The decrease was a result of a lower cash balance and lower interest rates for the third quarter of 2003 compared to the third quarter of 2002.

Equity in loss of unconsolidated joint venture. Equity in loss of unconsolidated joint venture represents the results of operations for our 25.0% equity interest in LA Food Show, Inc., for the three months ended September 28, 2003 in accordance with Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Income tax provision (benefit). The income tax provision (benefit) for the three months ended September 28, 2003 and September 29, 2002, was based on annual effective tax rates applied to income before income tax provision. The 33.4% and 34.0% tax rates applied to the third quarters of 2003 and 2002, respectively comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2003 and 2002.

Nine months ended September 28, 2003 compared to the nine months ended September 29, 2002

Total revenues. Total revenues increased by $39.0 million, or 17.3%, to $263.8 million for the first nine months of 2003 from $224.8 million for the first nine months of 2002 due to a $38.8 million increase in restaurant sales and a $263,000 increase in franchise and other revenues. The increase in restaurant sales was due to the 17 new stores opened in the first nine months of 2003 accounting for $11.3 million, the 18 non-comparable stores opened between the beginning of the third quarter of 2002 and the end of the fourth quarter of 2002 accounting for $24.0 million, with the remainder from comparable restaurant sales increases of 2.3%. The increase in comparable restaurant sales was driven by increases in the average guest check of approximately 3.3% compared to the first nine months of 2002, and a decrease in customer counts of approximately 1.0%. The increase in average guest check was due to approximately 1.3% in price increases with the remainder due to shifts in our menu mix. The increase in franchise and other revenues was due primarily to an increase in royalties from Kraft’s distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $10.1 million, or 18.8%, to $63.9 million for the first nine months of 2003 from $53.8 million for the first nine months of 2002. As a percentage of restaurant sales, cost of sales increased to 24.4% for the first nine months of 2003 from 24.2% in the comparable period for the prior year. The increase was primarily a result of higher produce and paper costs and increases in fuel surcharges associated with higher gas prices compared with prior year.

Labor. Labor increased by $14.5 million, or 18.0%, to $95.1 million for the first nine months of 2003 from $80.6 million for the first nine months of 2002. As a percentage of restaurant sales, labor increased to 36.4% for the first nine months of 2003 from 36.2% in the comparable period for the prior year. The increase in labor as a percentage of restaurant sales was primarily due to higher payroll taxes and benefits as well as hourly labor inefficiencies experienced earlier in the first quarter compared to prior year.

Direct operating and occupancy. Direct operating and occupancy increased by $9.6 million, or 21.7%, to $53.9 million for the first nine months of 2003 from $44.3 million for the first nine months of 2002. As a percentage of restaurant sales, direct operating and occupancy increased to 20.6% for the first nine months of 2003 from 19.9% in the comparable period for the prior year. The increase was primarily due to higher utility costs for electricity and natural gas compared to the first nine months of 2002 and higher rent and common area maintenance charges as a percentage of sales for the newer restaurants that have yet to reach mature sales levels.

General and administrative. General and administrative increased by $1.9 million, or 13.8%, to $15.7 million for the first nine months of 2003 from $13.8 million for the first nine months of 2002. As a percentage of total revenues, general and administrative decreased to 6.0% for the first nine months of 2003 compared to 6.1% in the comparable period for the prior year. The $1.9 million increase in general and administrative expenses was primarily a result of additional operational personnel associated with new store openings and new store mystery shopper costs. The decrease in general and administrative costs as a percentage of total revenues was a result of our ability to leverage our general and administrative personnel against our increasing revenue base.

Depreciation and amortization. Depreciation and amortization increased by $2.1 million, or 19.1%, to $13.1 million for the first nine months of 2003 from $11.0 million for the first nine months of 2002. The increase was due to the five new restaurants opened after the third quarter of 2002 and 17 new restaurants opened during the first nine months of 2003.

Pre-opening. Pre-opening increased by $783,000, or 34.1%, to $3.0 million for the first nine months of 2003 from $2.3 million for the first nine months of 2002. The increase was due to opening 17 new restaurants in the first nine months of 2003 compared to 13 new restaurants in the first nine months of 2002.

Severance charges. Severance charges of $820,000 represent payments related to the resignations of our former President and CEO and our former Senior VP and Chief Development Officer under the terms of their separation agreements. There were no corresponding severance charges for the September 29, 2002 period.

Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures of $13.0 million represents the impairment charge for 11 company owned full service restaurants, in accordance with SFAS No. 144. The corresponding impairment charge for the comparable period for the prior year of $2.4 million represents the impairment charge and anticipated closure costs for one company owned full service restaurant and one company owned ASAP restaurant.

Interest income. Interest income decreased by $33,000, or 11.9%, to $244,000 for the first nine months of 2003 from $277,000 for the first nine months of 2002. The decrease was a result of the lower cash and investment balances for the first nine months of 2003 compared to the prior period.

Equity in loss of unconsolidated joint venture. Equity in loss of unconsolidated joint venture represents the initial start up costs and results of operations for our 25.0% equity interest in LA Food Show, Inc., at September 28, 2003 in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Income tax provision. The income tax provision for the first nine months ending September 28, 2003 and September 29, 2002 was based on annual effective tax rates applied to income before income tax provision. The 33.0% and 34.7% tax rates applied to the first nine months of 2003 and 2002, respectively, comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rates for 2003 and 2002.

Liquidity and Capital Resources

In recent years, we have funded our capital requirements through cash flow from operations and proceeds from the issuance of common stock. For the first nine months of 2003, net cash flow provided by operating activities was $27.4 million compared to $28.3 million for the first nine months of 2002. Net cash flow provided by operating activities for the first nine months of 2003 was less than the first nine months of 2002 due primarily to a decrease in net income.

We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. Net cash used in investing activities for the first nine months of 2003 and 2002 was $46.8 million and $26.1 million, respectively. Investment activities consisted of capital expenditures of $35.2 million and $26.1 million for the first nine months of 2003 and 2002, respectively. Additionally, for the first nine months of 2003, we invested $9.5 million of our cash equivalents into short-term marketable securities to maximize interest income. We also invested $2.0 million for a 25.0% equity interest in a new restaurant concept called LA Food Show, Inc. We opened 17 new restaurants in the first nine months of 2003 compared to 13 restaurants in the same period last year and will open five additional restaurants during the remainder of 2003, for a total of 22 full service restaurants this fiscal year. This compares to a total of 18 full service restaurants in fiscal year 2002. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant, after landlord contributions, of approximately $1.7 million. Additionally, we anticipate pre-opening costs, on average, to be approximately

$180,000 to $185,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net cash provided by financing activities was $2.1 million for the first nine months of 2003 compared to net cash provided by financing activities of $2.4 million for the first nine months of 2002. Financing activities in the first nine months of 2003 and 2002 consisted of proceeds from stock sales related to our Employee Stock Purchase Plan (ESPP) and common stock option exercises. ESPP contributions were $1.1 million and $1.7 million for the first nine months of 2003 and 2002, respectively, and proceeds from common stock option exercises were $931,000 and $679,000 for the first nine months of 2003 and 2002, respectively.

We have a $20.0 million revolving line of credit, of which nothing was currently outstanding as of September 28, 2003. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of September 28, 2003. In addition, the credit facility includes financial and non-financial covenants with which we were in full compliance as of September 28, 2003.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our current expansion plans, continued lower than anticipated sales in the class of 2002 and 2003 new stores, increased expenses, non-compliance with our credit facility financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of September 28, 2003 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Commitments

We have future lease payments for fiscal years succeeding September 28, 2003 of approximately $182.4 million.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining restaurant created by our co-founders, Co-Chairmen of the Board of Directors and Co- Chief Executive Officers, Larry S. Flax and Richard L. Rosenfield. Messrs.

Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement we reserve the right of first negotiation for the 75.0% of outstanding equity we do not currently own. We have pre-emptive rights in future financings by LA Food Show so long as we maintain an ownership interest of at least 15.0%, and are entitled to one of three seats on the LA Food Show Board of Directors.

We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At September 28, 2003 our net investment in LA Food Show, Inc., was $1.7 million. On July 24, 2003 Richard L. Rosenfield and Larry S. Flax became Co-Chief Executive Officers of California Pizza Kitchen, Inc.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show will reimburse us under the leasing agreement for all of the costs related to the restaurant level employees and managers, including wages, benefits and payroll taxes. The amount of the fee, if any, to be paid to us for the administrative and support services we provide to LA Food Show is now being reviewed by the independent members of our Board of Directors. In addition, as of September 28, 2003, we have recorded a receivable of approximately $200,000 for employees provided to LA Food Show prior to the effectiveness of the leasing agreement.

One of our directors, Rick J. Caruso, also serves as President of CAH Restaurants of California, LLC. We have entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it currently operates two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC pays franchise and royalty fees to us under these agreements. We recorded an aggregate of $192,000 and $197,000 in such fees during the nine months ended September 28, 2003 and September 29, 2002, respectively.

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

We are pursuing a disciplined growth strategy, which to be successful depends on our ability, and the ability of our franchisees and licensees, to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control; including the hiring, training and retention of qualified operating personnel, especially managers; identification and availability of suitable restaurant sites; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets; and general economic conditions.

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

37.1% of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Our franchisees and we currently operate a total of 59 restaurants in California (51 are company owned and eight are owned by franchisees), of which 43 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California, including adverse consequences stemming from higher energy prices for gas and electricity. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 37.1% of our U.S. based restaurants are located in California and receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) increased significantly in 2003 and is expected to continue to increase in 2004. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of September 28, 2003 we held $9.5 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have not been changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are also subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1	Separation Agreement between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

a) We filed a press release announcing Henry Gluck’s election to our Board of Directors issued on September 11, 2003 on Form 8-K under Item 5 on September 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2003

California Pizza Kitchen, Inc.
By:	/s/ Richard L. Rosenfield

Richard L. Rosenfield
Co-Chief Executive Officer

California Pizza Kitchen, Inc.
By:	/s/ Larry S. Flax

Larry S. Flax
Co-Chief Executive Officer

By:	/s/ Gregory S. Levin

Gregory S. Levin
Chief Financial Officer and Secretary
(Also signing as Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

10.1	Separation Agreement between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002