Form 10-K
period 2003-12-28
CALIFORNIA PIZZA KITCHEN INC
filed 2004-03-12
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Common Stock, $0.01 par value (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2003 was approximately $409 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 8, 2004 there were 19,076,344 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2004 Annual Meeting of Stockholders.

CALIFORNIA PIZZA KITCHEN, INC.

2003 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended January 2, 2000, December 31, 2000, December 30, 2001, December 29, 2002 and December 28, 2003 are referred to as years 1999, 2000, 2001, 2002 and 2003 respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. All fiscal years shown are 52 weeks. Our fiscal quarters typically consist of 13 weeks.

PART I

Item 1.    Business

Overview and Strategy

California Pizza Kitchen is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 12, 2004, we own, license or franchise 168 restaurants in 27 states, the District of Columbia and five foreign countries, of which 139 are company owned and 29 operate under franchise or license arrangements. During our 19 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcase recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as The Original BBQ Chicken Pizza, Thai Chicken Pizza, Kung Pao Spaghetti and Tricolore Salad as well as the new CPK Club Salad and California Club Pizza. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

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

Menu

Our menu committee, which is led by our co-founders Rick Rosenfield and Larry Flax, continuously experiments with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza—the premium pizza. For example, our signature creation, The Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of BBQ chicken breast, smoked Gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Among our other innovative pizzas are the California Club, Carne Asada, Grilled Garlic Shrimp, Jamaican Jerk Chicken and Pear & Gorgonzola.

We have broadened our menu beyond pizza to include pastas, salads, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken-Tequila Fettucine which captures Southwestern flavors in a rich tequila-lime and jalapeno cream sauce, The Original BBQ Chicken Chopped Salad which uses both barbecue sauce and garden-herb ranch dressing, Oriental Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Roll Appetizers which are sprinkled with herbs and baked in our pizza ovens.

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom Pepperoni Sausage Pizza, the Fresh Tomato, Basil and Garlic Pizza, and the Sweet and Spicy Italian Sausages Pizza that combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese and our Rustica Pizza made with imported Italian tomatoes, fresh mozzarella cheese, garlic, crushed chilies, capers and Mediterranean olives. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce based pastas and our high quality versions of popular salads, including our CPK Club, Field Greens, Classic Caesar and Original Chopped.

All of our menu items are prepared to order in our full service restaurants. This reinforces our customers’ confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $7.89 to $13.99 and our average guest check during 2003 was approximately $11.60, including alcoholic beverages. We offer a variety of wines by the bottle or the glass, bottled and tap beers, as well as mixed drinks, primarily to complement our menu offerings.

Operations

Restaurant management.    We currently have 22 regional directors and three regional Vice Presidents of Operations who report to our Co-Chief Executive Officers. Each regional director oversees three to nine restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two other managers. Additionally, depending upon the size and sales volume of a restaurant, we may also employ another kitchen manager or a third manager in the dining area. Most of our full service restaurants employ approximately 50 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personal performance, food and beverage preparation and maintenance of facilities. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. Beginning January 2003, the Company extended its manager training program by two weeks for a total training period of 12 weeks. The additional two weeks is dedicated solely to food, which is the essence of the California Pizza Kitchen experience. Training also includes service, kitchen and management responsibilities. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. In addition, we have detailed written operating procedures, standards and controls, finance modules, food quality assurance systems, and safety programs. Once a year we hold a general manager conference in which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics.

When we open a new restaurant, we provide varying levels of training to each employee as is necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive training of all new employees for that restaurant. Our training teams remain on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of new employees.

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

We attempt to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement, as well as performance-based cash incentives tied to sales, profitability and qualitative measures. Our most successful general managers are eligible for promotion to senior general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We believe we also enjoy the recruiting advantage of offering our general managers restaurants that are easier to manage because they are generally smaller than those of our competitors, have hours that typically do not extend late into the night, and generally do not require management of a separate bar business. We believe these advantages offer our managers an excellent quality of life compared to many of our competitors.

Customer satisfaction.    Customer satisfaction is critically important to us. To that end, we routinely solicit and analyze our customers’ opinions through periodic surveys of 20,000 to 25,000 randomly selected guests which is a vital tool in our quality control efforts for both food quality and customer service perspectives.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention, featuring our co-founders Rick Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New store openings, high profile fundraisers and media events currently serve as the focal point of our public relations and media efforts. Our openings are often featured on live local television and radio broadcasts and receives coverage in local newspapers. We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fund raising events with invitations to media personalities and community leaders. In addition, we donate 100% of all opening day pizza sales to worthwhile local charities. During 2003, the California Pizza Kitchen Foundation contributed over $250,000 to charities across the U.S., a 150% increase over the prior year.

Over the last year we were featured on the Today show, Forbes Magazine’s “200 Growth Stocks,” and Business Week’s “Hot Growth Companies.” We also appeared in feature films including Intolerable Cruelty and Laurel Canyon as well as television shows such as Friends, The O.C. and Two and a Half Men. We engage to a limited extent in paid advertising for individual restaurant locations, including billboards, direct mail and mall kiosks. Ongoing marketing efforts include local kid’s tours with schools and other children’s organizations, concierge parties and on-going publicity programs. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings. In 2003, we spent an aggregate of 0.9% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes and donate food and services on an on-going basis. We have developed two cookbooks and 100% of the proceeds from these cookbooks are donated to various children’s charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. Additionally we donate 10% of all proceeds from our premium frozen pizza sales sold at retail outlets to local charities.

Expansion strategy and site selection

In July 2003, Richard Rosenfield and Larry Flax, co-founders and Co-Chairmen of the Board, reassumed the responsibilities of Co-Chief Executive Officers after Fredrick R. Hipp, President & Chief Executive Officer resigned from the Company and as a member of the Board of Directors. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our 2004 new restaurant opening schedule to a range of 10 to 12 new units, emphasizing quality and profitability. Additionally, we appointed a new development team, which applies rigorous qualitative and quantitative criteria during the site selection process, including, but not limited to, local manager and regional director input and site selection “scores.”

Our full service restaurants will continue to represent the majority of our growth in the near term and our expansion strategy focuses primarily on further penetrating existing markets. As such, we anticipate over the next several years that 70% to 80% of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provide us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

We believe that our site-selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. We identify areas within our target markets that meet our demographic requirements, focusing on daytime and evening populations, shopping patterns, availability of personnel and household income levels. We only consider expanding to new markets that meet our strict demographic criteria. Our site selection criteria are flexible given that we operate restaurants in regional shopping malls, in-line shopping centers, retail and entertainment centers, freestanding buildings in commercial and residential neighborhoods, office buildings and hotels. We have several long-standing relationships with major mall developers and owners, and are therefore afforded the opportunity to negotiate multiple location deals.

We plan to open a new full service restaurant prototype in 2004, which is larger than our former prototype. The new prototype is approximately 5,900 square feet, has approximately 210 seats and has been designed to encourage a more adult experience and increase alcohol sales. These new restaurants will require on average a higher net investment than historical restaurants. However, we expect corresponding sales to be higher and ultimately generate a higher restaurant return on investment. We still have the ability to operate a full service restaurant in less than the new prototype size, particularly if we are able to secure additional patio seating. The size and flexibility of our formats provide us with a competitive advantage in securing sites.

We have signed leases or letters of intent on all prospective 2004 Company-owned full service restaurants.

We also own four California Pizza Kitchen ASAP restaurants, three that were opened in 2000 and one previously franchised ASAP that we acquired at the beginning of our 2004 fiscal year. We are currently evaluating an expansion strategy for this concept.

Unit level economics

As a result of recent differences in restaurant performance, we now break out our full service restaurant operating results into groups that better clarify unit level economics. For the fiscal year ended 2003, the 94 full service restaurants opened prior to 2002 averaged $57,644 per week in sales and generated an average restaurant-level margin of 20.4%, compared to 20.1% the prior year. The 18 restaurants opened in 2002 averaged $46,696 per week in sales and generated an average restaurant-level margin of 11.6%, compared to 12.7% in the prior year. The 22 restaurants opened during 2003 averaged $43,274 per week in sales and generated an average restaurant-level margin of 4.7%. The restaurants opened in the last two years are not typical of the returns we expect in the future and our goal is to achieve more mature operating margins in line with the 94 full service restaurants referred to above.

Current full service prototypes range between approximately 4,800 to 5,200 square feet and have approximately 150 seats. Our average cash investment, net of landlord contributions, is approximately $1.3 million for the 22 full service restaurants opened in fiscal 2003, excluding pre-opening costs, which averaged approximately $183,000 per restaurant.

Restaurant franchise and licensing arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the concept of “California Pizza Kitchen ASAP” in 1996. Our ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. Our largest ASAP franchisee, Host Marriott Services (hereafter referred to as “HMSHost”), operates 19 California Pizza Kitchen ASAP restaurants, primarily in airports, throughout the United States under a development and franchise arrangement. MGM Mirage operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada. We also have an international franchisee operating five full service restaurants with two in Hong Kong and one each in Singapore, Malaysia, and Indonesia; and another international franchisee operating four full service restaurants in the Philippines.

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

HMSHost’s limited exclusive rights for the development of ASAP restaurants extend until May 2004. HMSHost pays an initial franchise fee of $20,000 for each ASAP restaurant at a new location, $10,000 for each additional ASAP restaurant at an existing location and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as an HMSHost concessionaire agreement to operate at an airport or mall terminates.

Our territorial development agreements with our other franchisees grant them the exclusive right to an identified territory subject to meeting development obligations. Our basic franchise agreement with these franchisees generally requires payment of an initial fee of between $50,000 and $65,000 for a full service restaurant, as well as continuing royalties at a rate of 5% to 6% of gross revenue. Most of our franchise agreements contain a ten or 20-year term.

Agreement with Kraft Pizza Company

In 1997 we entered into a strategic alliance with Kraft Pizza Company (hereafter referred to as “Kraft”) to manufacture and distribute a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada. Kraft currently makes and distributes frozen versions of seven of our pizzas: The Original BBQ Chicken; Five-Cheese & Fresh Tomato; Thai Chicken; Roasted Garlic Chicken; Wild Mushroom; Mushroom, Pepperoni & Sausage and Jamaican Jerk Chicken.

Our frozen pizzas are currently sold in 55% of U.S. markets including Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta to name just a few. We intend to continue to expand our distribution to include additional selected markets, with a continued focus on those markets in which our restaurants are located.

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

In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines its daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved local vendors and our national master distributor. The kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We have competitively priced, high quality alternative manufacturers, vendors, growers and distributors available should the need arise.

Employees

As of March 12, 2004, we have approximately 9,600 employees, including approximately 120 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

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

Trademarks

Our registered trademarks and service marks include, among others, the word mark “California Pizza Kitchen,” “California Pizza Kitchen ASAP” and our stylized logo set forth on the front and back pages of this report. We have registered all of our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in more than 20 foreign countries, in addition to the Benelux Customs Union and the European Union. In order to better protect our brand, we have also registered our ownership of the Internet domain names “www.cpk.com” and “www.californiapizzakitchen.com.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

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

Government regulation

Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a licensor-licensee relationship. Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2003 there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make the restaurants more readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntary participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

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

Thirty-six percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Our franchisees and we currently operate a total of 58 restaurants in California (53 are company-owned and five are owned by franchisees), of which 44 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 36.0% of our U.S. based restaurants are located in California and receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease, which was renewed effective September 1, 2002 and extends until August 2012. We lease the majority of our restaurant facilities, although we own our restaurants in: Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; Schaumburg, Illinois; and one location in Atlanta, Georgia. The majority of our leases are for ten or 15-year terms and include options to extend the terms. The majority of our leases also include both minimum rent and percentage-of-sales rent provisions.

Current restaurant locations

As of March 12, 2004, we own, license or franchise 168 restaurants in 27 states, the District of Columbia and five foreign countries, of which 139 are company owned and 29 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost Corporation, which operates 19 California Pizza Kitchen ASAP restaurants; MGM Mirage, which operates one full service restaurant in a Las Vegas casino; and two franchisees, which currently operate a total of nine full service restaurants in Hong Kong, Indonesia, Malaysia, Singapore and the Philippines.

	Company-Owned Restaurants(1)	Franchised/ Licensed Full service Restaurants	Franchised ASAP Restaurants	Total
Domestic
Alabama	1	—	—	1
Arizona	4	—	1	5
California	53	—	5	58
Colorado	5	—	—	5
Connecticut	1	—	—	1
Florida	9	—	3	12
Georgia	3	—	—	3
Hawaii	3	—	—	3
Illinois(2)	9	—	—	9
Indiana	—	—	1	1
Kentucky	1	—	—	1
Maryland	3	—	—	3
Massachusetts	4	—	—	4
Michigan	3	—	—	3
Minnesota	2	—	1	3
Missouri	6	—	2	8
Nevada	1	1	—	2
New Jersey	2	—	—	2
New York	4	—	—	4
North Carolina	2	—	2	4
Ohio	4	—	—	4
Pennsylvania	1	—	—	1
Tennessee	1	—	—	1
Texas	8	—	—	8
Utah	1	—	1	2
Virginia	5	—	1	6
Washington	2	—	—	2
Washington, D.C	1	—	2	3

International
Hong Kong	—	2	—	2
Indonesia	—	1	—	1
Malaysia	—	1	—	1
Singapore	—	1	—	1
Philippines	—	4	—	4

Totals	139	10	19	168

(1)	All of our company-owned restaurants are full service, except for four ASAP restaurants, all of which are located in California.
(2)	Includes one restaurant in the Chicago area in which we are the general partner and own approximately 70% of the total partnership interests.

Item 3.	Legal Proceedings

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff is able to achieve class certification and prevails on the merits of the case, we could potentially be liable for significant amounts. We are still investigating the claims and have participated in one full day of private mediation. No discovery has taken place as of yet due to a stay in the proceedings ordered by the Court to allow the private mediation, and no date has been set for a hearing on class certification or for trial. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, and as such we intend to vigorously defend our position.

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

None.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq National Market under the symbol “CPKI.” The following table sets forth, for the two most recent fiscal years, the high and low sales prices as reported on the Nasdaq National market.

	High	Low
Fiscal 2002:
First Quarter	$26.08	$18.75
Second Quarter	26.67	21.85
Third Quarter	25.32	17.85
Fourth Quarter	28.03	19.71
Fiscal 2003:
First Quarter	$26.57	$21.45
Second Quarter	24.59	18.26
Third Quarter	22.70	16.25
Fourth Quarter	19.72	17.26

As of March 8, 2004, there were approximately 156 holders of record of common stock. On March 8, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $19.36 per share.

Dividend Policy

We currently retain all future earnings for the operation and expansion of our business. We have not paid any cash dividends since 1992 when dividends were paid in connection with PepsiCo, Inc.’s acquisition of a controlling interest in the Company.

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

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, will be set forth in the section entitled “Equity Compensation and Other Matters—Equity Compensation Plan Information” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which, as applicable, will be filed within 120 days after our fiscal year end of December 28, 2003, which information is incorporated herein by this reference.

Recent Sales of Unregistered Securities

On December 29, 2003, we purchased certain development rights and the leasehold interests, equipment and other assets utilized in the operation of two California Pizza Kitchen restaurants owned by CAH Restaurants of California, LLC. Approximately 50% of the $2,503,000 aggregate purchase price was paid by the issuance of 67,954 shares of our common stock. The shares were issued to Rick J. Caruso, one of our directors, who owns CAH Restaurants of California, LLC. The issuance of the shares was exempt under Section 4(2) of the Securities

Act of 1933, as amended, and under Regulation D as promulgated thereunder, as a transaction not involving any public offering.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 28, 2003 are derived from our audited consolidated financial statements. The audited consolidated financial statements and accompanying notes for each of the three fiscal years in the period ended December 28, 2003, and the report of independent auditors on those years, are included elsewhere in this report. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data, operating data and footnotes)

	Fiscal Year
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Restaurant sales	$356,260	$303,427	$246,445	$208,322	$176,933
Franchise and other revenues	3,627	2,895	2,817	2,482	2,260

Total revenues	359,887	306,322	249,262	210,804	179,193
Costs and expenses:
Cost of sales	87,806	73,756	60,950	51,748	44,740
Labor	129,702	110,151	88,898	74,341	63,701
Direct operating and occupancy	73,949	60,652	49,344	41,079	35,848

Total restaurant operating costs	291,457	244,559	199,192	167,168	144,289
General and administrative	21,488	18,161	15,489	14,349	13,123
Depreciation and amortization	17,578	14,971	11,996	9,568	8,234
Pre-opening costs	4,019	3,355	2,867	1,650	763
Severance charge(1)	1,221	—	—	—	—
Stock compensation charge(2)	—	—	—	1,949	—
Loss on impairment of property and equipment and restaurant closures	14,725	2,380	—	1,839	200

Operating income	9,399	22,896	19,718	14,281	12,584
Other (expense) income:
Bank financing fees	—	—	—	—	(998)
Interest income	317	368	632	469	306
Interest expense	—	—	(25)	(1,881)	(3,721)
Equity in loss of unconsolidated joint venture	(349)	—	—	—	—

Total other (expense) income	(32)	368	607	(1,412)	(4,413)

Income before income tax provision	9,367	23,264	20,325	12,869	8,171
Income tax provision	(1,411)	(7,934)	(7,114)	(4,504)	(2,772)

Net income	7,956	15,330	13,211	8,365	5,399
Redeemable preferred stock accretion	—	—	—	(3,512)	(5,147)

Net income attributable to common shareholders	$7,956	$15,330	$13,211	$4,853	$252

Net income per common share(3):
Basic	$0.42	$0.82	$0.72	$0.35	$—
Diluted	$0.42	$0.81	$0.71	$0.35	$—
Shares used in computing net income per common share (in thousands)(3):
Basic	18,867	18,585	18,308	13,703	—
Diluted	19,027	18,871	18,611	14,013	—
Selected Operating Data:
Restaurants open at end of year	168	149	131	112	96
Company-owned restaurants open at end of year	137	117	99	82	70
Average weekly company-owned full service restaurant sales	$54,896	$55,712	$54,438	$53,809	$49,490
Comparable company-owned restaurant sales increase(4)	2.5%	4.3%	3.3%	7.8%	4.1%

	Fiscal Year
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Cash and cash equivalents	$15,877	$31,261	$19,788	$12,649	$5,686
Marketable Securities	18,904	—	—	—	—
Total assets	185,585	168,445	145,335	116,977	94,750
Total debt, including current portion	—	—	—	47	40,085
Redeemable preferred stock	—	—	—	—	43,921
Shareholders’ equity (deficiency)	146,113	134,121	114,106	92,318	(9,829)

(1)	Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.

(2)	Stock compensation charge of $1.9 million in 2000 represents the performance-based stock options becoming exercisable in accordance with variable plan accounting under Accounting Principles Board Opinion No. 25. The performance-based stock options were granted to Frederick R. Hipp, our former President and Chief Executive Officer.

(3)	See notes 2 and 9 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

(4)	Company owned restaurants are included in the computation of comparable company owned restaurant sales after they have been open 12 months.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 12, 2004, we own, license or franchise 168 restaurants in 27 states, the District of Columbia and five foreign countries, of which 139 are company owned and operate under the names “California Pizza Kitchen” and “California Pizza Kitchen ASAP,” the remaining 29 operate under franchise or license arrangements. During our 19 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively put the world on a pizza.

We opened our first casual dining restaurant in 1985 in Beverly Hills, California and grew steadily to 25 restaurants by early 1992. Our concept, with its signature line of innovative, premium pizzas, open-flame ovens in exhibition-style kitchens and excellent guest service, attracted PepsiCo, Inc. (hereafter referred to as “PepsiCo”), which bought a controlling interest in our company in May 1992.

During the approximately five-year period when PepsiCo was our controlling shareholder, we opened 60 restaurants, 17 of which were subsequently closed. We experimented with different locations and different restaurant sizes, ranging from 3,600 square feet to more than 11,000 square feet. Our rapid expansion strained our infrastructure, resulted in a variety of management and operational changes, diverted our attention from the execution of our concept and led to disappointing operating results and financial performance, including a decline in comparable restaurant sales in 1996.

At the end of 1996, PepsiCo concluded that it would sell or otherwise divest all of its restaurant businesses, including California Pizza Kitchen. In September 1997, we consummated a series of transactions to effect a merger and leveraged recapitalization through which an investor group led by Bruckmann, Rosser, Sherrill & Co., L.P. acquired PepsiCo’s interest in our company.

Since the beginning of 1998, we have instituted an accelerated growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2003, we opened 72 new company-owned, full service restaurants and three ASAP restaurants.

In July 2003, Richard Rosenfield and Larry Flax, co-founders and Co-Chairmen of the Board, reassumed the responsibilities of Co-Chief Executive Officers. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our 2004 new restaurant opening schedule to a range of 10 to 12 new units, emphasizing quality and profitability.

We plan to open a new restaurant prototype in 2004, which is larger than our former prototype and has been designed to encourage a more adult experience and increase alcohol sales. These new restaurants will require on average a higher net investment than our historical restaurants. However, we expect corresponding sales to be higher and ultimately generate a higher restaurant cashflow. Pre-opening expenses for each of these new restaurants is expected to average approximately $185,000 per restaurant.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 12 months. As of December 28, 2003, we had 112 full service company-owned restaurants that met this criterion.

Results of operations

Operating results for 2003, 2002 and 2001 are expressed as a percentage of revenues below, except for the components of restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	2003	2002	2001
Revenues:
Restaurant sales	99.0%	99.1%	98.9%
Franchise and other revenues	1.0	0.9	1.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of sales	24.6	24.3	24.7
Labor	36.4	36.3	36.1
Direct operating and occupancy	20.8	20.0	20.0

Total restaurant operating costs	81.8	80.6	80.8
General and administrative	6.0	5.9	6.2
Depreciation and amortization	4.9	4.9	4.8
Pre-opening costs	1.1	1.1	1.2
Severance charge	0.3	—	—
Loss on impairment of property and equipment and restaurant closures	4.1	0.8	—

Operating income	2.6	7.5	7.9
Other income (expense):
Interest income	0.1	0.1	0.3
Interest expense	—	—	—
Equity in loss of unconsolidated joint venture	(0.1)	—	—

Total other income (expense)	—	0.1	0.3

Income before income tax provision	2.6	7.6	8.2
Income tax provision	(0.4)	(2.6)	(2.9)

Net income	2.2%	5.0%	5.3%

Supplemental operating information for company-owned restaurants relative to the 2003 and 2002 years are expressed in the table below by class:

	No. of Full Service Stores	Weekly Sales Average	(,000) Net Sales	(,000) Restaurant Operating Margin(1)	Restaurant Operating Margin%
Pre-2002 Class
2003	94	57,644	286,780	58,520	20.4%
2002	96	55,798	278,541	55,930	20.1%

Change		3.3%	3.0%	4.6%	30	bps

Class of 2002
2003	18	46,696	43,707	5,053	11.6%
2002	18	54,627	21,602	2,744	12.7%

Change		(14.5)%	102.3%	84.1%	(110	) bps

Class of 2003
2003	22	43,274	22,330	1,053	4.7%
2002	—	—	—	—	—%

Change		—%	—%	—%	—	bps

Total full service
2003	134	54,896	352,817	64,626	18.3%
2002	114	55,712	300,143	58,674	19.5%

Change		(1.5)%	17.5%	10.1%	(120	) bps

ASAP
2003	3	22,071	3,443	177	5.1%
2002	3	21,054	3,284	194	5.9%

Change		4.8%	4.8%	(8.8)%	(80	) bps

Total restaurants
2003	137	54,118	356,260	64,803	18.2%
2002	117	54,736	303,427	58,868	19.4%

Change		(1.1)%	17.4%	10.1%	(120	) bps

(1)	Restaurant operating margin is defined as restaurant sales less restaurant operating costs. The table above represents the restaurant operating margin for 2003 and 2002 which consists of sales of $356,260 and $303,427 and operating costs of $291,457 and $244,559, respectively.

2003 (52 weeks) compared to 2002 (52 weeks)

Total Revenues.    Total revenues increased by $53.6 million, or 17.5%, to $359.9 million in 2003 from $306.3 million in 2002 due to a $52.8 million increase in restaurant sales and a $732,000 increase in franchise and other revenues. The increase in restaurant sales was due to $22.3 million in sales derived from the 22 restaurants in the class of 2003, $22.1 million in additional sales from a full year of operations for the 18 restaurants in the class of 2002 and $8.4 million from the 97 full service and ASAP restaurant sales increase of 3.0%. The increase in comparable restaurant sales was driven by increases in average check of approximately 3.3% and a decrease in customer counts of approximately 0.9% compared to 2002. Approximately 1.5% of the increase in average check was due to price increases with 1.9% due to shifts in our menu mix. The increase in franchise and other revenues was due to a $490,000 increase in royalties from Kraft’s distribution of our frozen pizza, a $177,000 increase in franchise restaurant royalties and a $65,000 increase in initial franchise fees from the opening of our Hong Kong franchise in December.

Cost of sales.    Cost of sales increased by $14.0 million, or 19.0%, to $87.8 million in 2003 from $73.8 million in 2002. Cost of sales as a percentage of restaurant sales increased to 24.6% in 2003 from 24.3% in the prior year. The increase was primarily the result of higher produce prices, higher costs from our wine initiative and additional paper costs associated with the 7.9% and 11.1% increase in take out and delivery, respectively.

Labor.    Labor increased by $19.5 million, or 17.7%, to $129.7 million in 2003 from $110.2 million in 2002. Labor as a percentage of restaurant sales increased to 36.4% in 2003 from 36.3% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to lower weekly sales averages in the 40 stores built and opened during 2002 and 2003, which caused a deleveraging effect on management wages.

Direct operating and occupancy.    Direct operating and occupancy increased by $13.2 million, or 21.7%, to $73.9 million in 2003 from $60.7 million in 2002. Direct operating and occupancy as a percentage of restaurant sales increased to 20.8% in 2003 from 20.0% in the prior year. The increase was primarily due to higher natural gas and electricity costs and low weekly sales averages in the 40 stores built and opened during 2002 and 2003, which caused a deleveraging effect on fixed occupancy costs.

General and administrative.    General and administrative costs increased by $3.3 million, or 18.1%, to $21.5 million in 2003 from $18.2 million in 2002. General and administrative costs as a percentage of total revenue increased to 6.0% in 2003 from 5.9% in the prior year. The increase in general and administrative expenses was primarily a result of higher personnel costs related to new management positions, the return of our co-founders, personnel costs associated with our interim president and higher travel and moving expenses related to manager relocations.

Depreciation and amortization.    Depreciation and amortization increased by $2.6 million, or 17.3%, to $17.6 million in 2003 from $15.0 million in 2002. The increase was primarily due to the 22 new restaurants opened during 2003 and a full year of depreciation on the 18 restaurants opened in 2002 partially offset by the 12 company-owned full service restaurants written down under SFAS No. 144, noted below in ‘Loss on impairment of property and equipment and restaurant closures.’

Pre-opening costs.    Pre-opening costs increased by $664,000 to $4.0 million in 2003 from $3.4 million in 2002. The increase was due to the 22 restaurants that opened in 2003 compared to the 18 restaurants that opened in 2002.

Severance charges.    Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.

Loss on impairment of property and equipment and restaurant closures.    Loss on impairment of property and equipment and restaurant closures of $14.7 million represents the impairment charge and closure costs for 12 company-owned full service restaurants, in accordance with SFAS No. 144. The corresponding impairment charge of $2.4 million in 2002 represents the impairment charge and closure costs for one company-owned full service restaurant and one company-owned ASAP restaurant.

Interest income.    Interest income decreased by $51,000 to $317,000 in 2003 from interest income of $368,000 for 2002. The decrease was a result of the reduced interest rates available from financial institutions for 2003 compared to 2002.

Income tax provision.    The income tax provision for 2003 and 2002 was based on annual effective tax rates applied to the income before income tax provision. The 15.1% tax rate in 2003 and 34.1% tax rate in 2002 comprise the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for the respective years. The low 15.1% tax rate in 2003 resulted from higher FICA tax tip credits relative to prior years and tax provision benefits from the $14.7m impairment and $1.2m severance charges incurred in 2003.

Net income.    Net income decreased by $7.3 million, or 47.7%, to $8.0 million in 2003 from $15.3 million in 2002. Net income as a percentage of revenues decreased to 2.2% in 2003 from 5.0% in 2002. The decrease as a percentage of revenues was due to the $14.7 million impairment charge and the $1.2 million severance charge partially offset by the benefit associated with our 15.1% tax rate for 2003.

2002 (52 weeks) compared to 2001 (52 weeks)

Total Revenues    Total revenues increased by $57.1 million, or 22.9%, to $306.3 million in 2002 from $249.3 million in 2001 due to a $57.0 million increase in restaurant sales and a $78,000 increase in franchise and other revenues. The increase in restaurant sales was due to $27.0 million in additional sales from a full year of operations for the 16 restaurants that opened in 2001 and the purchase of a franchise restaurant in June 2001, $21.6 million in sales derived from the 18 restaurants opened in 2002 and $8.4 million from comparable restaurant sales increases of 4.3%. The increase in comparable restaurant sales was driven by increases in average check of approximately 3.9% and an increase in customer counts of approximately 0.4% compared to 2001. Approximately 2.1% of the increase in average check was due to price increases with the remainder due to modest shifts in our menu mix. The increase in franchise and other revenues was due to a $229,000 increase in royalties from Kraft’s distribution of our frozen pizza, a $72,000 decrease in initial franchise fees and a $79,000 decrease in franchise restaurant royalties.

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

General and administrative.    General and administrative expenses increased by $2.7 million, or 17.3%, to $18.2 million in 2002 from $15.5 million in 2001. General and administrative expenses as a percentage of total revenues decreased to 5.9% in 2002 from 6.2% in the prior year. The increase in general and administrative dollar expenses was primarily a result of higher personnel costs related to new management positions. The decrease in general and administrative expenses as a percentage of revenues was primarily a result of the Company’s increasing revenue base and the ability to leverage general and administrative personnel.

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

Loss on impairment of property and equipment and restaurant closures.    Loss on impairment of property and equipment and restaurant closures of $2.4 million represents the impairment charge and closure costs for one company-owned full service restaurant and one company-owned ASAP restaurant, in accordance with SFAS No. 144. There was no corresponding impairment charge for the December 30, 2001 fiscal year.

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

Net income.    Net income increased by $2.1 million, or 16.0%, to $15.3 million in 2002 from $13.2 million in 2001. Net income as a percentage of revenues decreased to 5.0% in 2002 from 5.3% in 2001. The decrease as a percentage of revenues was due to the $2.4 million impairment charge, in accordance with SFAS No. 144, for the loss on impairment of property and equipment and restaurant closure costs for one company-owned full service restaurant and one company-owned California Pizza Kitchen ASAP restaurant.

Potential fluctuations in quarterly results and seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs, war and weather conditions. In the past we have experienced significant variability in pre-opening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of pre-opening costs associated with a given restaurant in the month of opening. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first three to four months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs, labor and direct operating and occupancy costs. As a result of our new site selection process and new prototype, our 2004 new restaurant openings are anticipated to open in the last two quarters of 2004.

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

Liquidity and capital resources

In recent years we have funded our capital requirements primarily through cash flow from operations and proceeds from the initial public offering of our stock. In 2003, net cash flow provided by operating activities was $39.0 million compared to $41.2 million in 2002 and $32.7 million in 2001. Net cash flow provided by operating activities exceeded net income for 2003 primarily due to the effects of depreciation and amortization, loss on impairment of property and equipment and restaurant closures and the net changes in operating assets and liabilities. The net change in operating assets and liabilities in 2003 was primarily due to an increase in our deferred tax asset and prepaid expenses and other assets resulting from prepaid rent, offset by an increase in accrued liabilities resulting from accrued payroll tax. In both 2002 and 2001 net cash flow provided by operating activities exceeded the net income due to the effects of depreciation and amortization, loss on impairment of property and equipment and restaurant closures and changes in working capital.

We use cash to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities in 2003 was $57.4 million compared to $33.5 million in 2002. We opened 22 new restaurants in 2003 compared to 18 in 2002. Investment activities consisted of capital expenditures of $36.5 million compared to $33.5 million in 2002, which was the result of $28.5 million spent on new restaurants compared to $26.5 million in 2002 and $8.0 million spent on capitalized maintenance and remodels compared to $7.0 million in 2002. Additionally, we invested $18.9 million of our cash equivalents into short-term marketable securities during 2003 to maximize interest income. We also invested $2.0 million for a 25% equity interest in a new restaurant concept called LA Food Show, Inc. in March of 2003.

Net cash provided by financing activities was $3.0 million in 2003 compared to $3.7 million in 2002 and consisted of employee common stock option exercises and purchases under our employee stock purchase plan. As of December 28, 2003 we have a $20.0 million revolving line of credit, of which nothing is currently outstanding. The line of credit expires on June 30, 2004 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of December 28, 2003. In addition, the credit facility includes financial and non-financial covenants, with which the Company was in full compliance as of December 28, 2003 and as of the date of this report.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. We anticipate total capital expenditures between $30.0 million and $33.0 million in 2004 with the majority of expenditure associated with the ten to 12 new store openings previously stated. Other capital expenditure is expected to be consistant with prior year trends and will be primarily directed toward maintenance capital associated with existing and mature stores, remodels and planned information technology upgrades. We expect to fund all capital requirements using operating cash flow. Additionally, we anticipate pre-opening costs on average to be approximately $185,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 28, 2003, we are not involved in any unconsolidated VIE transactions.

Contractual Commitments

The following table summarizes our contractual commitments as of December 28, 2003 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations(1)	188.3	21.8	44.0	41.2	81.3

	$188.3	$21.8	$44.0	$41.2	$81.3

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining restaurant created by our co-founders, Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, Larry S. Flax and Richard L. Rosenfield. Messrs. Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement we reserve the right of first negotiation for the 75.0% of outstanding equity we do not currently own. We have pre-emptive rights in future financings by LA Food Show so long as we maintain an ownership interest of at least 15.0%, and are entitled to one of three seats on the LA Food Show Board of Directors.

We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At December 28, 2003 our net investment in LA Food Show, Inc., was $1.7 million. On July 24, 2003 Richard L. Rosenfield and Larry S. Flax became Co-Chief Executive Officers of California Pizza Kitchen, Inc.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. As of March 12, 2004 we have approximately a $220,000 receivable associated with the employee lease agreement.

One of our directors also serves as President and is sole owner of CAH Restaurants of California, LLC. We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. We recorded an aggregate of $256,000 and $260,000 in such fees during the years ended 2003 and 2002, respectively. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California for $2.5 million. These California restaurants, one ASAP and one full service are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.3 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, on of which is entered into with Westlake Promenade, LLC that is wholly owned by Mr. Caruso.

For the nine weeks to February 29, 2004, we made aggregated lease payments to Caruso Affiliated Holdings (CAH) for two California store locations of $45,000 and $31,000 for Thousand Oaks and Marina Del Rey, respectively. These payments consisted of rent of $35,000 and $20,000, common area maintenance charges of $10,000 and $5,000 and percentage rent of $6,000, respectively. CAH was the owner of record prior to the Company’s purchase of the Thousand Oaks store on December 29, 2003 and CAH purchased Marina Waterside shopping center, where our Marina Del Rey store is located, on January 20, 2004.

On August 24, 2001, we loaned one of our officers $65,000. The loan was supported by a full recourse promissory note and accrued interest at 7.5% per annum. The full recourse promissory note was paid in full, including accrued interest, upon maturation in February 2003.

In connection with our initial public offering, our former Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, we were required to pay an amount equal to 20% of the gain recognized by our former Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, we loaned our former Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest, upon maturation in August 2002.

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

Long-Lived Asset Impairments

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales process are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

For properties to be closed that are under long-term lease agreements the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease rental that could be reasonably obtained for the property is recognized as a liability and expensed. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of our previous efforts to dispose of similar assets and (3) the current economic conditions. Specific real estate markets, the economic environment and inflation affect the actual cost of disposition for these leases and related assets.

During the years ended December 28, 2003 and December 29, 2002, we determined that certain identified property and equipment was impaired and as such, incurred impairment charges of $14.7 million and $2.4 million, respectively. There was no remaining net book value associated with any of these properties at December 28, 2003.

Self-Insurance

Our business is primarily self-insured for workers’ compensation, automobile and general liability costs. We record our self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future economic conditions, court decisions and legislative actions. Our workers’ compensation future funding estimates anticipate no change in the benefit structure. Statutory changes could have a significant impact on future claim costs.

Our workers’ compensation liabilities are from claims occurring in various states. Individual state workers’ compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. The changes in a state’s political and economic environment increase the variability in the unpaid claim liabilities.

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

Stock-based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation costs under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied.

The Company elected to follow APB No. 25, and related Interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued several Statements of Financial Accounting Standards (“SFAS”). The statements relevant to our line of business and the impact on us are as follows:

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending December 31, 2003 for variable interest entities (“VIEs”) created before February 1, 2003. FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities. Entities that qualify as VIEs must be consolidated by their primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. The company adopted FIN 46 in the third quarter of 2003. We currently have no VIEs and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. We currently have no derivative instruments therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In November 21, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which requires that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. These rules are applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of December 28, 2003 we held $18.9 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 42 through 60 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

We conducted an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and principle financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon that evaluation, our Company’s Co-Chief Executive Officers and principle financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 28, 2003), in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Co-Chief Executive Officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control (including corrective actions with regard to significant deficiencies or material weaknesses) over financial reporting (as required by the Exchange Act) that occurred during the last fiscal year.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which, as applicable, will be filed within 120 days after our fiscal year end of December 28, 2003.

We adopted a code of ethics applicable to our Co-Chief Executive Officers, principal financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities Exchange Commission. The code is publicly available on our website at www.cpk.com. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Co-Chief Executive Officers, principal financial officer, Controller or others performing similar functions, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website.

Items 11.    Executive Compensation

           12.    Security Ownership of Certain Beneficial Owners and Management

           13.    Certain Relationships and Related Transactions and

           14.    Principal Accounting Fees and Services:

The information required by Items 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which, as applicable, will be filed within 120 days after our fiscal year end of December 28, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-k

(a)  The following documents are filed as a part of this Report:

1.    Financial Statements

The following financial statements, as indexed below, are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

2.    Financial Statements Schedules

All financial statement schedules are omitted because they are not required or are not applicable or the required information the Company’s Consolidated Financial Statements and Notes thereto, described in Item 15(a)(1) above.

3.    Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

(i	)	We filed a press release dated October 8, 2003, which described certain financial results for the third quarter on Form 8-K under Item 12 on October 10, 2003.

(ii	)	We filed a press release dated October 23, 2003, which described selected financial results for the third quarter on Form 8-K under Items 7, 9 and 12 on October 23, 2003.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries (the “Company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Pizza Kitchen, Inc. and Subsidiaries at December 28, 2003 and December 29, 2002 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Los Angeles, California

January 24, 2004

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2003 and December 29, 2002

(in thousands, except for share data)

	2003	2002
Assets

Current assets:
Cash and cash equivalents	$15,877	$31,261
Investment in marketable securities	18,904	—
Accounts receivable	2,591	2,933
Inventories	2,892	2,466
Prepaid expenses and other current assets	3,702	1,216

Total current assets	43,966	37,876
Property and equipment, net	130,532	126,356
Investment in unconsolidated joint venture	1,651	—
Deferred taxes, net	6,478	2,404
Other assets	2,958	1,809

Total assets	$185,585	$168,445

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$4,069	$3,858
Accrued compensation and benefits	12,034	10,955
Deferred rent	7,845	6,952
Other accrued liabilities	9,536	8,105
Accrued income tax	1,375	1,444

Total current liabilities	34,859	31,314
Other liabilities	4,613	3,010

Commitments and Contingencies	—	—

Shareholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 18,947,164 and 18,743,439 shares issued and outstanding at December 28, 2003 and December 29, 2002, respectively	189	187
Additional paid-in capital	215,340	211,306
Accumulated deficit	(69,416)	(77,372)

Total shareholders’ equity	146,113	134,121

Total liabilities and shareholders’ equity	$185,585	$168,445

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands, except per share data)

	2003	2002	2001
Revenues:
Restaurant sales	$356,260	$303,427	$246,445
Franchise and other revenues	3,627	2,895	2,817

Total revenues	359,887	306,322	249,262
Costs and expenses:
Cost of sales	87,806	73,756	60,950
Labor	129,702	110,151	88,898
Direct operating and occupancy	73,949	60,652	49,344

Total restaurant operating costs	291,457	244,559	199,192
General and administrative	21,488	18,161	15,489
Depreciation and amortization	17,578	14,971	11,996
Pre-opening costs	4,019	3,355	2,867
Severance charge	1,221	—	—
Loss on impairment of property and equipment and restaurant closures	14,725	2,380	—

Operating income	9,399	22,896	19,718
Other income (expense):
Interest income	317	368	632
Interest expense	—	—	(25)
Equity in loss of unconsolidated joint venture	(349)	—	—

Total other income (expense)	(32)	368	607

Income before income tax provision	9,367	23,264	20,325
Income tax provision	(1,411)	(7,934)	(7,114)

Net income	$7,956	$15,330	$13,211

Net income per common share:
Basic	$0.42	$0.82	$0.72

Diluted	$0.42	$0.81	$0.71

Shares used in calculating net income per common share:
Basic	18,867	18,585	18,308

Diluted	19,027	18,871	18,611

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2000	17,889,091	$179	$198,052	$(105,913)	$92,318
Exercise of employee stock options	206,871	2	1,104	—	1,106
Shares redeemed upon exercise of employee stock option	(9,160)	—	—	—	—
Issuance of common stock, net of issuance costs of $844	200,000	2	4,339	—	4,341
Issuance of common stock, under employee stock purchase plan	138,541	1	1,774	—	1,775
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,355	—	1,355
Net income	—	—	—	13,211	13,211

Balances at December 30, 2001	18,425,343	184	206,624	(92,702)	114,106
Exercise of employee stock options	189,493	2	2,022	—	2,024
Issuance of common stock, under employee stock purchase plan	128,603	1	1,701	—	1,702
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	959	—	959
Net income	—	—	—	15,330	15,330

Balances at December 29, 2002	18,743,439	187	211,306	(77,372)	134,121
Exercise of employee stock options	144,748	1	1,846	—	1,847
Issuance of common stock, under employee stock purchase plan	58,977	1	1,119	—	1,120
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,069	—	1,069
Net income	—	—	—	7,956	7,956

Balances at December 28, 2003	18,947,164	$189	$215,340	$(69,416)	$146,113

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands, except for share data)

	2003	2002	2001
Operating activities:
Net income	$7,956	$15,330	$13,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,578	14,971	11,996
Equity in loss of unconsolidated joint venture	349	—	—
Loss on impairment of property and equipment and restaurant closures	14,725	2,380	—
Change in deferred tax asset	(4,074)	3,837	(288)
Changes in operating assets and liabilities:
Accounts receivable	342	1,808	(1,246)
Inventories	(426)	(689)	(168)
Prepaid expenses and other assets	(3,635)	233	1,243
Accounts payable	211	612	(227)
Accrued liabilities	5,276	1,733	8,144
Other liabilities	730	1,029	54

Net cash provided by operating activities	39,032	41,244	32,719
Investing activities:
Capital expenditures	(36,479)	(33,497)	(32,755)
Investments in marketable securities	(18,904)	—	—
Investment in unconsolidated joint venture	(2,000)	—	—

Net cash used in investing activities	(57,383)	(33,497)	(32,755)
Financing activities:
Payments on long-term debt	—	—	(47)
Net proceeds from issuance of common stock	2,967	3,726	7,222

Net cash provided by financing activities	2,967	3,726	7,175

Net increase (decrease) in cash and cash equivalents	(15,384)	11,473	7,139
Cash and cash equivalents at beginning of year	31,261	19,788	12,649

Cash and cash equivalents at end of year	$15,877	$31,261	$19,788

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$25
Income taxes	$3,627	$5,088	$3,737

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands except for share data)

Supplemental disclosure of non-cash financing activities:

During the fiscal year ended December 30, 2001, one of the Company’s officers exercised options to purchase 14,375 shares of common stock with an aggregate exercise price of $214 by exchanging 9,160 shares previously owned.

See accompanying notes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands, except for share and per share data)

1.    Description of Business

Nature of Business

As of December 28, 2003, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 168 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP in 27 states and the District of Columbia, and five foreign countries, of which 137 are company-owned and 31 operate under franchise or license arrangements.

The Company manages its operations by restaurant. The Company has aggregated its operations to one reportable segment.

2.    Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and its wholly owned subsidiaries. In addition, the Company was a general partner in a limited partnership, which was formed to operate a restaurant in Chicago. In January 2000, the Company acquired a majority interest in its remaining limited partnership restaurant. As such, beginning January 3, 2000, the Company consolidated the financial statements of the limited partnership with its own financial statements. Prior to fiscal 2000, the Company accounted for its ownership in the limited partnership (which are not material) under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, each covered 52 weeks. For purposes of the accompanying consolidated financial statements, the years ended December 28, 2003, December 29, 2002 and December 30, 2001 may be referred to as the fiscal years 2003, 2002 and 2001, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Its cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at December 28, 2003 consist primarily of money market funds and local municipality securities.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company accounts for investments in marketable securities in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Its investments are classified as marketable securities that are “held-to-maturity” and have been recorded at amortized cost. At December 28, 2003 the Company had $18.9 million of held-to-maturity investments that consisted of treasury bills, federal agency securities and auction rate securities. Under current investment guidelines, maturities are restricted to two years or less.

On March 6, 2003 the Company invested $2.0 million for a 25.0% equity participation in LA Food Show, Inc., an upscale family casual dining restaurant concept. It accounts for this investment in accordance with the equity method of accounting as interpreted by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of the earnings or loss after the date of acquisition.

Accounts Receivable

The Company negotiates reimbursements from landlords for the construction of new restaurants. These reimbursements reduce the capitalized costs of new restaurants. Included in accounts receivable are contractual amounts due from landlords related to new restaurant construction costs. As of December 28, 2003 and December 29, 2002, the Company has recorded receivables related to construction improvement allowances of $1,061 and $2,148, respectively, and has reduced property and equipment by these amounts accordingly.

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2003, 2002 and 2001 totaled $3,193, $ 2,670 and $2,433, respectively.

Operating Leases

The Company accounts for operating leases on a straight-line basis in accordance with SFAS No. 13, “Accounting for Operating Leases”. The Company leases restaurant and office facilities that have terms expiring between 2004 and 2024. The restaurant facilities primarily have renewal clauses of ten to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.

Pre-opening Costs

The Company follows Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Earnings Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is computed by dividing net income or loss attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable and all other current liabilities approximate their carrying values because of the short maturities of these instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, which may exceed federally insured limits, cash equivalents, which are primarily commercial paper and marketable securities, which are treasury bills, federal agency securities and auction rate securities. The Company places its cash, cash equivalents and marketable securities with high quality financial institutions.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several Statements of Financial Accounting Standards (“SFAS”). The statements relevant to the Company’s line of business and the impact on us are as follows:

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending December 31, 2003 for variable interest entities (“VIEs”) created before February 1, 2003. FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities. Entities that qualify as VIEs must be consolidated by their primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. The company adopted FIN 46 in the third quarter of 2003. The Company currently has no VIEs and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company currently has no derivative instruments therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 21, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which requires that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. These rules are applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.    Property and Equipment

Property and equipment consist of the following:

	2003	2002
Land	$5,786	$5,786
Buildings	9,990	9,506
Furniture, fixtures and equipment	99,914	80,095
Leasehold improvements	135,733	116,274
Construction-in-progress	1,590	4,897

	253,013	216,558
Less accumulated depreciation and amortization	122,481	90,202

	$130,532	$126,356

On an annual basis the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets,” on a restaurant-by-restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment of $14,725 and $2,380 in 2003 and 2002, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Long-term Debt

On December 15, 2000, the Company replaced its prior credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which zero is outstanding as of December 28, 2003. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. The terms of the credit line include financial covenants, which the Company was in compliance with as of December 28, 2003.

The credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $3,514 and $1,570 at December 28, 2003 and December 29, 2002, respectively.

5.    Income Taxes

The details of the provision for income taxes are as follows:

	2003	2002	2001
Current:
Federal	$(4,484)	$(2,747)	$(6,280)
State	(1,001)	(1,350)	(1,122)

	(5,485)	(4,097)	(7,402)
Deferred:
Federal	3,569	(3,612)	264
State	505	(225)	24

	4,074	(3,837)	288

	$(1,411)	$(7,934)	$(7,114)

The income tax provision differs from the federal statutory rate because of the effect of the following items for the fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.5)	(4.0)	(3.6)
General business and tip tax credit	30.0	8.0	8.4
Other	(6.6)	(3.1)	(4.8)
Valuation allowance	—	—	—

	(15.1)%	(34.1)%	(35.0)%

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 28, 2003 and December 29, 2002 consist of the following:

	2003	2002
Deferred tax assets:
Asset impairment reserves	$9,730	$4,055
Insurance reserves	613	352
Vacation reserves	857	688
Other accruals	1,533	806
Tax credits	749	381
Accrued rent	335	359
Book depreciation (under)/over tax depreciation	(7,248)	(4,793)
Partnership basis	(91)	556

Net deferred tax asset	$6,478	$2,404

6.    Shareholders’ Equity

On January 14, 2003 and July 15, 2003 employees purchased 29,576 and 29,401 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578 and $542, respectively.

On January 15, 2002 and July 17, 2002, employees purchased 67,537 and 61,066 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $890 and $812, respectively.

7.    Common Stock Option Plans

In 1998, the Company adopted the 1998 Stock Based Incentive Compensation Plan (“1998 Plan”). The 1998 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. In fiscal 2001, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 2,500,000 shares to 3,500,000 shares. In fiscal 2003, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 3,500,000 shares to 4,000,000 shares. Options under the 1998 Plan may be either nonqualified options or incentive stock options. Nonqualified options may be granted at prices determined by the Company’s Board of Directors. Incentive stock options may be granted at not less than 100% of fair value on the date of grant for employees owning 10% or less of the Company’s stock and at not less than 110% for employees owning more than 10% of the Company’s stock. The Company’s Board of Directors determines the terms governing the exercise of options and direct stock bonuses.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares subject to option under the Plans were as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,046,622	$10.05
Granted	606,000	21.46
Exercised	(206,871)	6.37
Canceled	(200,262)	14.86

Outstanding at December 30, 2001	1,245,489	10.05
Granted	583,000	20.64
Exercised	(189,493)	10.68
Canceled	(22,231)	19.68

Outstanding at December 29, 2002	1,616,765	17.81
Granted	746,350	20.93
Exercised	(144,748)	10.00
Canceled	(130,631)	20.82

Outstanding at December 28, 2003	2,087,736	$19.28

The following table summarizes information regarding options outstanding and options exercisable at December 28, 2003:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 28, 2003	Weighted Average Exercise Price
$ 2.50– 6.54	34,371	4.65	$2.51	34,371	$2.51
8.70– 9.26	72,007	5.87	8.75	69,507	8.74
15.00–19.96	1,198,589	6.89	17.95	465,230	17.01
20.52–23.51	782,769	7.98	22.28	273,287	22.16

	2,087,736	7.25	$19.28	842,395	$17.41

Options available for future grant totaled 541,559 and 657,278 shares at December 28, 2003 and December 29, 2002, respectively.

On August 2, 2000 in connection with the Company’s initial public offering, options to purchase 110,696 shares of common stock were exercised. These options required the Company to reimburse 20% of the taxable gain incurred upon exercise to the employee. As a result, the Company incurred a variable plan accounting charge of $1,949 in accordance with APB No. 25, “Accounting for Stock Issued to Employees” representing the difference between the fair value of the stock at the time of exercise and the option strike price plus the 20% tax reimbursement.

The Company has adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards in fiscal 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	2003	2002	2001
Net income as reported	$7,956	$15,330	$13,211
Deduct:
Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	3,426	2,166	1,245

Pro forma net income	$4,530	$13,164	$11,966

Net income per share:
Basic, as reported	$0.42	$0.82	$0.72
Basic, pro forma	$0.24	$0.71	$0.65
Diluted, as reported	$0.42	$0.81	$0.71
Diluted, pro forma	$0.24	$0.70	$0.64
Weighted average shares used in computation:
Basic	18,867	18,585	18,308
Diluted	19,027	18,871	18,611

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended 2003, 2002 and 2001.

	2003	2002	2001
Risk free interest rate	3.03%	2.53%	5.00%
Expected lives (in years)	5.00	5.00	5.00
Dividend yield	—%	—%	—%
Expected volatility	0.31%	0.42%	0.35%

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. The Company anticipates making additional stock-based compensation awards in the future.

8.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 is as follows:

	2003	2002	2001
Numerator for basic and diluted net income per share attributable to common shareholders	$7,956	$15,330	$13,211

Denominator (in thousands):
Denominator for basic net income per common share—weighted average shares	18,867	18,585	18,308
Employee stock options	160	286	303

Denominator for diluted net income per common share—weighted average shares	19,027	18,871	18,611

There were no shares considered antidilutive for the purposes of this computation.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $22,052 for fiscal 2003, $18,257 for fiscal 2002, and $14,888 for fiscal 2001, including contingent rental expense of $1,827, $1,348 and $1,255 for the fiscal years 2003, 2002 and 2001, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding December 28, 2003 are as follows:

Fiscal year ending:
2004	$21,810
2005	22,052
2006	21,913
2007	21,491
2008	19,735
Thereafter	81,315

$188,316

Contingencies

Occasionally, the Company is a defendant in litigation arising in the ordinary course of its business, including claims resulting from ‘slip and fall’ accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are covered by insurance, has had a material effect on the Company and, as of the date of this report, the Company is not a party to any material litigation.

10.    Employee Benefit Plans

In January 1994, the Company established a defined contribution plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitation. The plan provides for certain discretionary contributions by the Company.

The Company has also established an Executive Retirement Savings Plan (the “ERSP”). The ERSP is a non-qualified deferred compensation plan for its highly compensated employees as defined in the ERSP and who are otherwise ineligible for participation in the 401(k) plans. The ERSP allows participating employees to defer up to 100% of the receipt of their base compensation and their eligible bonuses. The plan provides for certain discretionary contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a “rabbi” trust established by the Company.

The Company recorded contribution expenses of $268, $282 and $131 for fiscal 2004, 2003, and 2002, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 1999, the Company adopted an employee stock purchase plan (Purchase Plan) under Section 423 of the Internal Revenue Code of 1986 which became effective with the initial public offering in August 2000 and reserved 375,000 shares for issuance thereunder. In 2003, the Company increased the aggregate number of shares available for sale under the Purchase Plan to 750,000 shares. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during consecutive 24 month offering periods, subject to automatic reset if favorable to the employees. Each offering period will be divided into four consecutive six-month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

On January 14, 2003 and July 15, 2003 employees purchased 29,576 and 29,401 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578 and $542, respectively.

On January 15, 2002 and July 17, 2002, employees purchased 67,537 and 61,066 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $890 and $812, respectively.

11.    Related Party Transactions

On March 6, 2003 the Company paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining restaurant created by the Company’s co-founders, Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, Larry S. Flax and Richard L. Rosenfield. Messrs. Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement the Company reserves the right of first negotiation for the 75.0% of outstanding equity it does not currently own. The Company has pre-emptive rights in future financings by LA Food Show so long as it maintains an ownership interest of at least 15.0%, and are entitled to one of three seats on the LA Food Show Board of Directors.

The Company has accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At December 28, 2003 the Company’s net investment in LA Food Show, Inc., was $1.7 million.

Effective September 29, 2003, the Company entered into an employee leasing arrangement with LA Food Show under which it provides LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees.

A Company director, Rick Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. The Company has entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to the Company under these agreements. The Company has recorded an aggregate of $256,000, $260,000 and $204,000 in such fees during the years ended 2003, 2002 and 2001, respectively. On December 29, 2003 the Company acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California for $2.5 million. These California stores are located in Thousand Oaks and Ventura and are an ASAP and full service restaurant, respectively. The transaction was executed with $1.3 million cash with the balance of the purchase price paid in common stock.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also made aggregate lease payments to Caruso Affiliated Holdings (CAH) for two California store locations, of $45,000 and $31,000 for Thousand Oaks and Marina Del Rey, respectively. These payments consisted of rent of $35,000 and $20,000, common area maintenance charges of $10,000 and $5,000 and percentage rent of $6,000, respectively. CAH was the owner of record prior to the Company’s purchase of the Thousand Oak store on December 29, 2003 and CAH purchased Marina Waterside shopping center, where the Company’s Marina Del Rey store is located, on January 20, 2004.

On August 24, 2001, the Company loaned one of its officers $65,000. The loan was supported by a full recourse promissory note and accrued interest at 7.5% per annum. The full recourse promissory note was paid in full, including accrued interest, upon maturation in February 2003.

In connection with the Company’s initial public offering, its former Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, the Company was required to pay an amount equal to 20% of the gain recognized by its former Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, the Company loaned its former Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest, upon maturation in August 2002.

12.    Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in thousands, except net income per share).

	Mar 30, 2003	June 29, 2003	Sept 28, 2003	Dec 28, 2003
Quarter Ended:
Total revenues	$82,857	$87,864	$93,096	$96,070
Operating income (loss)	5,942	6,524	(7,153)	4,086
Net income (loss)	3,993	4,395	(4,846)	4,414
Diluted net income (loss) per share	$0.21	$0.23	$(0.26)	$0.24

	Mar 31, 2002	June 30, 2002	Sept 29, 2002	Dec 29, 2002
Quarter Ended:
Total revenues	$70,216	$75,626	$78,944	$81,536
Operating income	5,666	6,595	4,445	6,190
Net income	3,736	4,344	3,005	4,245
Diluted net income per share	$0.20	$0.23	$0.16	$0.22

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

4.2(A)	Registration Rights Agreement dated September 30, 1997

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000

10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000

10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998

10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November [sic], 1999

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000

10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.12(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.14(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.15(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.16	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto.

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K dated March 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004	California Pizza Kitchen, Inc.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 12, 2004

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 12, 2004

/s/ SUSAN M. COLLYNS Susan M. Collyns	Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)	March 12, 2004

/s/ WILLIAM C. BAKER William C. Baker	Director	March 12, 2004

/s/ RICK J. CARUSO Rick J. Caruso	Director	March 12, 2004

/s/ HENRY GLUCK Henry Gluck	Director	March 12, 2004

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

4.2(A)	Registration Rights Agreement dated September 30, 1997

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000

10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000

10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998

10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November 1999

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000

10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.12(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.14(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.15(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.16	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto.

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2001.

(D)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 14, 2003.