Form 10-K/A
period 2003-12-28
CALIFORNIA PIZZA KITCHEN INC
filed 2004-04-26
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last trading day of the second fiscal quarter, June 27, 2003, was approximately $249 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of April 20, 2004 there were 19,116,744 shares of the registrant’s Common Stock outstanding.

CALIFORNIA PIZZA KITCHEN, INC.

2003 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

On March 12, 2004, we filed our Annual Report on Form 10-K for the year ended December 28, 2003 (the “Original Report”) with the Securities and Exchange Commission. In accordance with SEC rules, we incorporated Part III of the Original Report by reference from the proxy statement to be filed in connection with our annual meeting of stockholders. In accordance with Instruction G(3) of Form 10-K, we are filing this Form 10-K/A to include the information required to be disclosed in Part III since our proxy statement will not be filed within 120 days after the end of our fiscal year. We have not made any changes to the financial statements included as part of the Original Report except for minor changes to note 2 to clarify the status of our food distribution contract and to add disclosure related to our self-insurance policy; note 3 to apply consistent classification standards between leasehold improvements and construction-in-progress; note 11 to update dates and amounts paid to certain related parties; and note 12 to add footnotes to the table. These revisions have no effect on any of the financial data contained in the Original Report.

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

PART I

Item 1.    Business

Overview and Strategy

California Pizza Kitchen is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of April 26, 2004, we own, license or franchise 168 restaurants in 27 states, the District of Columbia and five foreign countries, of which 139 are company owned and 29 operate under franchise or license arrangements. During our 19 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

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

During 2003 we were featured on the Today show, Forbes Magazine’s “200 Growth Stocks,” and Business Week’s “Hot Growth Companies.” We also appeared in feature films including Intolerable Cruelty and Laurel Canyon as well as television shows such as Friends, The O.C. and Two and a Half Men. We engage to a limited extent in paid advertising for individual restaurant locations, including billboards, direct mail and mall kiosks. Ongoing marketing efforts include local kid’s tours with schools and other children’s organizations, concierge parties and on-going publicity programs. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings. In 2003, we spent an aggregate of 0.9% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

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

Expansion strategy and site selection

In July 2003, Richard Rosenfield and Larry Flax, co-founders and Co-Chairmen of the Board, reassumed the responsibilities of Co-Chief Executive Officers after Fredrick R. Hipp, President & Chief Executive Officer, resigned from the Company and as a member of the Board of Directors. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our 2004 new restaurant opening schedule to a range of 10 to 12 new units, emphasizing quality and profitability. Additionally, we appointed a new development team, which applies rigorous qualitative and quantitative criteria during the site selection process, including local manager and regional director input and obtaining objective demographic and psychographic “scores.”

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

We plan to construct our new full service restaurants in 2004 using an updated prototype, which is larger than our former prototype. The new prototype is approximately 5,900 square feet, has approximately 210 indoor and outdoor seats and has been designed to encourage a more adult experience and increase alcohol sales. These new restaurants will require on average a higher net investment than historical restaurants. However, we expect corresponding sales to be higher and ultimately generate a higher restaurant return on investment. We still have the ability to operate a full service restaurant in less than the new prototype size, particularly if we are able to secure additional patio seating. We believe the size and flexibility of our formats provides us with a competitive advantage in securing sites.

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

HMSHost’s limited exclusive rights for the development of ASAP restaurants extend until December 2004. HMSHost pays an initial franchise fee of $20,000 for each ASAP restaurant at a new location, $10,000 for each additional ASAP restaurant at an existing location and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as an HMSHost concessionaire agreement to operate at an airport or mall terminates.

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

Agreement with Kraft Pizza Company

In 1997 we entered into a trademark license agreement with Kraft Pizza Company (hereafter referred to as “Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada. Kraft currently makes and distributes frozen versions of seven of our pizzas: The Original BBQ Chicken; Five-Cheese & Fresh Tomato; Thai Chicken; Roasted Garlic Chicken; Wild Mushroom; Mushroom, Pepperoni & Sausage and Jamaican Jerk Chicken. Our frozen pizzas are currently sold in 55% of U.S. markets, including Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta, to name just a few. We intend to continue to expand our distribution to include additional selected markets, with a continued focus on those markets in which our restaurants are located.

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

Employees

As of April 26, 2004, we have approximately 9,600 employees, including approximately 120 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our national master distributor, Meadowbrook Meat Company, Inc., is up for renewal in June 2004. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

Current restaurant locations

As of April 26, 2004, we own, license or franchise 168 restaurants in 27 states, the District of Columbia and five foreign countries, of which 139 are company owned and 29 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost Corporation, which operates 19 California Pizza Kitchen ASAP restaurants; MGM Mirage, which operates one full service restaurant in a Las Vegas casino; and two franchisees, which currently operate a total of nine full service restaurants in Hong Kong, Indonesia, Malaysia, Singapore and the Philippines.

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

As of April 20, 2004, there were approximately 157 holders of record of common stock. On April 20, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $19.72 per share.

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

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, is set forth in the section entitled “Equity Compensation Plan Information” on page 41 of this report.

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

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data, operating data and footnotes)

	Fiscal Year
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Restaurant sales	$356,260	$303,427	$246,445	$208,322	$176,933
Franchise and other revenues	3,627	2,895	2,817	2,482	2,260

Total revenues	359,887	306,322	249,262	210,804	179,193
Costs and expenses:
Cost of sales	87,806	73,756	60,950	51,748	44,740
Labor	129,702	110,151	88,898	74,341	63,701
Direct operating and occupancy	73,949	60,652	49,344	41,079	35,848

Total restaurant operating costs	291,457	244,559	199,192	167,168	144,289
General and administrative	21,488	18,161	15,489	14,349	13,123
Depreciation and amortization	17,578	14,971	11,996	9,568	8,234
Pre-opening costs	4,019	3,355	2,867	1,650	763
Severance charge(1)	1,221	—	—	—	—
Stock compensation charge(2)	—	—	—	1,949	—
Loss on impairment of property and equipment and restaurant closures	14,725	2,380	—	1,839	200

Operating income	9,399	22,896	19,718	14,281	12,584
Other (expense) income:
Bank financing fees	—	—	—	—	(998)
Interest income	317	368	632	469	306
Interest expense	—	—	(25)	(1,881)	(3,721)
Equity in loss of unconsolidated joint venture	(349)	—	—	—	—

Total other (expense) income	(32)	368	607	(1,412)	(4,413)

Income before income tax provision	9,367	23,264	20,325	12,869	8,171
Income tax provision	(1,411)	(7,934)	(7,114)	(4,504)	(2,772)

Net income	7,956	15,330	13,211	8,365	5,399
Redeemable preferred stock accretion	—	—	—	(3,512)	(5,147)

Net income attributable to common shareholders	$7,956	$15,330	$13,211	$4,853	$252

Net income per common share(3):
Basic	$0.42	$0.82	$0.72	$0.35	$—
Diluted	$0.42	$0.81	$0.71	$0.35	$—
Shares used in computing net income per common share (in thousands)(3):
Basic	18,867	18,585	18,308	13,703	—
Diluted	19,027	18,871	18,611	14,013	—
Selected Operating Data:
Restaurants open at end of year	168	149	131	112	96
Company-owned restaurants open at end of year	137	117	99	82	70
Average weekly company-owned full service restaurant sales	$54,896	$55,712	$54,438	$53,809	$49,490
Comparable company-owned restaurant sales increase(4)	2.5%	4.3%	3.3%	7.8%	4.1%

	Fiscal Year
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Cash and cash equivalents	$15,877	$31,261	$19,788	$12,649	$5,686
Marketable Securities	18,904	—	—	—	—
Total assets	185,585	168,445	145,335	116,977	94,750
Total debt, including current portion	—	—	—	47	40,085
Redeemable preferred stock	—	—	—	—	43,921
Shareholders’ equity (deficiency)(5)	146,113	134,121	114,106	92,318	(9,829)

(1)	Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.

(2)	Stock compensation charge of $1.9 million in 2000 represents the performance-based stock options becoming exercisable in accordance with variable plan accounting under Accounting Principles Board Opinion No. 25. The performance-based stock options were granted to Frederick R. Hipp, our former President and Chief Executive Officer.

(3)	See notes 2 and 9 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

(4)	Company owned restaurants are included in the computation of comparable company owned restaurant sales after they have been open 12 months.

(5)	The Company completed its initial public offering on August 2, 2000 resulting in approximately $71.9 million in net proceeds.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of April 26, 2004, we own, license or franchise 168 restaurants in 27 states, the District of Columbia and five foreign countries, of which 139 are company owned and operate under the names “California Pizza Kitchen” and “California Pizza Kitchen ASAP,” the remaining 29 operate under franchise or license arrangements. During our 19 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively put the world on a pizza.

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

Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. Our franchise royalties and other revenues consist primarily of monthly royalty income, initial franchise fees and license fees from our trademark license agreement with Kraft.

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

As a result of recently experienced variations in performance among our restaurants opened within the past two years when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped according to class in an effort to better clarify unit level economics. Accordingly, supplemental operating information for company-owned restaurants opened (A) prior to 2002, (B) in 2002, and (C) in 2003, is presented in the table below:

	No. of Stores	Weekly Sales Average	(,000) Net Sales	(,000) Restaurant Operating Margin(1)	Restaurant Operating Margin%
Pre-2002 Class
2003	94	57,644	286,780	58,520	20.4%
2002	96	55,798	278,541	55,930	20.1%

Change		3.3%	3.0%	4.6%	30	bps

Class of 2002
2003	18	46,696	43,707	5,053	11.6%
2002	18	54,627	21,602	2,744	12.7%

Change		(14.5)%	102.3%	84.1%	(110	) bps

Class of 2003
2003	22	43,274	22,330	1,053	4.7%
2002	—	—	—	—	—%

Change		—%	—%	—%	—	bps

Total full service
2003	134	54,896	352,817	64,626	18.3%
2002	114	55,712	300,143	58,674	19.5%

Change		(1.5)%	17.5%	10.1%	(120	) bps

ASAP
2003	3	22,071	3,443	177	5.1%
2002	3	21,054	3,284	194	5.9%

Change		4.8%	4.8%	(8.8)%	(80	) bps

Total restaurants
2003	137	54,118	356,260	64,803	18.2%
2002	117	54,736	303,427	58,868	19.4%

Change		(1.1)%	17.4%	10.1%	(120	) bps

(1)	Restaurant operating margin is defined as restaurant sales less restaurant operating costs. The table above represents the restaurant operating margin for 2003 and 2002 which consists of sales of $356,260 and $303,427 and operating costs of $291,457 and $244,559, respectively.

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

Liquidity and capital resources

In recent years we have funded our capital requirements primarily through cash flow from operations and proceeds from the initial public offering of our stock in August 2000. In 2003, net cash flow provided by operating activities was $39.0 million compared to $41.2 million in 2002 and $32.7 million in 2001. Net cash flow provided by operating activities exceeded net income for 2003 primarily due to the effects of depreciation and amortization, loss on impairment of property and equipment and restaurant closures and the net changes in operating assets and liabilities. The net change in operating assets and liabilities in 2003 was primarily due to an increase in our deferred tax asset and prepaid expenses and other assets resulting from prepaid rent, offset by an increase in accrued liabilities resulting from accrued payroll tax. In both 2002 and 2001 net cash flow provided by operating activities exceeded the net income due to the effects of depreciation and amortization, loss on impairment of property and equipment and restaurant closures and changes in working capital.

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

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. We anticipate total capital expenditures between $35.0 million and $40.0 million in 2004 with the majority of expenditure associated with approximately ten new store openings. Other capital expenditure is expected to be higher than prior year trends and will be primarily directed toward maintenance capital associated with existing and mature stores, remodels and planned information technology upgrades. We expect to fund all capital requirements using operating cash flow. Additionally, we anticipate pre-opening costs on average to be approximately $185,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

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

Contractual Commitments

The following table summarizes our contractual commitments as of December 28, 2003 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations(1)	$188.3	$21.8	$44.0	$41.2	$81.3

	$188.3	$21.8	$44.0	$41.2	$81.3

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Long-Lived Asset Impairments

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. In July 2003, the Company’s management concluded that restaurants with operating cash flows of less than a defined amount should be regularly monitored to determine if impairment charges should be taken. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales process are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

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

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 50 through 67 of this report.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The table below sets forth the Company’s directors and officers, and certain information, as of April 26, 2004, with respect to age and background.

Name	Age	Position
Larry S. Flax	61	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director
Richard L. Rosenfield	58	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director
William C. Baker	70	Director
Rick J. Caruso	45	Director
Henry Gluck	75	Director
Charles G. Phillips	55	Director
Thomas P. Beck	57	Senior Vice President, Construction
Susan M. Collyns	37	Chief Financial Officer, Vice President, Finance, Secretary
Garry J. Gay	49	Vice President, Human Resources
Sarah Goldsmith Grover	39	Senior Vice President, Marketing and Public Relations
Joel K. Mayer	41	Vice President, Real Estate
Karen M. Settlemyer	51	Senior Vice President, Procurement

Larry S. Flax, a co-founder, was named Co-President in January 2004 and has served as Co-Chief Executive Officer since July 2003 and as Co-Chairman of the Board since our formation in October 1985. From 1985 to 1996, Mr. Flax had also served as Co-Chief Executive Officer. Since January 2002, Mr. Flax has been Co-Founder and Co-President at LA Food Show, Inc., a newly-formed restaurant operating company. Prior to founding our company, he practiced law as a principal in Flax and Rosenfield, Inc. after serving as an Assistant United States Attorney, Department of Justice and Assistant Chief, Criminal Division and Chief, Civil Rights Division of the United States Attorney’s Office in Los Angeles. Mr. Flax also serves on the board of directors of Arden Realty, Inc.

Richard L. Rosenfield, a co-founder, was named Co-President in January 2004 and has served as Co-Chief Executive Officer since July 2003 and as Co-Chairman of the Board since our formation in October 1985. From 1985 to 1996, Mr. Rosenfield had also served as Co-Chief Executive Officer. Since January 2002, Mr. Rosenfield has been Co-Founder and Co-President at LA Food Show, Inc., a newly-formed restaurant operating company. Prior to founding our company, he practiced law as a principal of Flax and Rosenfield, Inc. after serving with the Department of Justice, Criminal Division, Appellate Section in Washington, D.C. and as an Assistant United States Attorney, Special Prosecutions Section of the Criminal Division, in Los Angeles. Mr. Rosenfield also serves on the board of directors of Callaway Golf Company.

William C. Baker has served as a director since May 2002. Mr. Baker is a principal of the real estate investment firm of Baker & Simpson, L.L.C. From 1996 to 1997, Mr. Baker served as Chief Executive Officer and Chairman of the Santa Anita Companies, which merged with Meditrust Companies in 1997 and changed its name to La Quinta Inns in 2001. From 1993 to 1995, Mr. Baker was Chief Operating Officer of Red Robin Gourmet Burgers, Inc. From 1977 to 1988, Mr. Baker was the principal shareholder, Chairman and Chief Executive Officer of Del Taco, Inc. Mr. Baker serves on the boards of directors of Callaway Golf Company, Public Storage, Inc., La Quinta Corporation and Javo Beverage Company.

Rick J. Caruso has served as a director since January 2002. Since 1980, Mr. Caruso has been the Chief Executive Officer of Caruso Affiliated Holdings, a nationwide diversified real estate company he founded in 1980. Mr. Caruso is President of CAH Restaurants of California, LLC which was formerly one of our franchisees.

Mr. Caruso serves on the boards of directors of Century Investments, Inc., CRM Properties, Inc., Midvale Corporation and additional privately held companies.

Henry Gluck has served as a director since August 2003. He served as Chairman and Chief Executive Officer of Caesars’ World since 1983. While serving in this position, Mr. Gluck served on the Board of Directors of ITT from 1995 to 2003 and was also Co-Chairman of Transcontinental Properties, developers of Lake Las Vegas. Mr. Gluck has served on the Board of Directors of many publicly traded companies, including Cordura Corporation, Growth Realty, Daylin, Gibralter Savings and Loan Association, Monogram Industries, Metal Box America, ITT Corp. and Sheraton Hotel Corp. Mr. Gluck serves on the Board of Trustees of Andrus Gerontology Center at the University of Southern California. He also serves on the Board of Advisors/Executive Committee at the UCLA Medical Center. Mr. Gluck now serves as a consultant to several companies.

Charles G. Phillips has served as a director since November 2000. Mr. Phillips has retired from Gleacher & Co., an investment banking firm where he was a managing director from 1991 to 2002 and is now serving as a consultant to several companies. Prior to joining Gleacher & Co., Mr. Phillips was a member of Morgan Stanley’s Investment Banking Operating Committee and, in 1985, founded that firm’s high yield business. Mr. Phillips currently serves on the board of directors of Champs Entertainment, Inc. and has previously been a director of several public companies and private investment funds.

Thomas Beck has served as Senior Vice President, Construction since September 2003. From 1997 to August 2003, Mr. Beck worked at Shawmut Design and Construction where he last served as National Construction Manager for Shawmut’s Restaurant/Retail Division.

Susan M. Collyns served as Controller from September 2001 to March 2004 and was promoted to Vice President, Finance, in January 2004. Ms. Collyns was promoted to Chief Financial Officer in March 2004. Ms. Collyns has almost 19 years of financial experience in both domestic and international companies. From 1996 to September 2001, Ms. Collyns served as Vice President of Finance and Operations for BMG Entertainment’s Windham Hill Group.

Garry J. Gay has served as Vice President, Human Resources, since September 2003. From 1985 to September 2003, Mr. Gay worked at Spaghetti Warehouse, Inc./Consolidated Restaurant Operations where he last served as Vice President, Human Resources.

Sarah Goldsmith Grover has served as Vice President, Marketing and Public Relations since 1992 and was promoted to Senior Vice President, Marketing and Public Relations, in November 2000. Ms. Goldsmith Grover joined this Company in 1990 as Director of Public Relations. In 1996, Advertising Age Magazine named Ms. Goldsmith Grover one of the “Marketing 100,” a distinction given to the top 100 marketers in the United States.

Joel K. Mayer has served as Vice President, Real Estate, since December 2003. From May 1998 to November 2003, Mr. Mayer worked at Madison Marquette where he last served as Senior Vice President, Leasing.

Karen M. Settlemyer has served as Vice President, Product Development and Purchasing since 1996 and was promoted to Senior Vice President, Procurement, in November 2003. From 1993 to 1996, Ms. Settlemyer was Director of Product Development at Boston Market, Inc., during which time she created its very successful Carver Sandwich Program. In 1989, she held the position of Vice President of Research and Development for Grand American Fare. Ms. Settlemyer is a 24-year foodservice veteran and registered dietician.

Currently, all directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors. There are no family relationships among our directors and officers.

Audit Committee

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee.

The audit committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal accounting staff and our independent auditors. This committee’s function is to review our quarterly and annual financial statements with our independent accountants and management; review the scope and results of the examination of our financial statements by the independent accountants; approve all professional services performed by the independent accountants and related fees; recommend the retention or replacement of the independent accountants and periodically review our accounting policies and internal accounting and financial controls. The audit committee is also responsible for establishing and overseeing our internal reporting system relating to accounting, internal accounting controls and auditing matters. The audit committee is governed by a written charter approved by our board of directors. A more complete description of the committee’s functions is set forth in the charter. This committee met six times during the fiscal year ended December 28, 2003.

Three directors served as members of the audit committee in 2003, William C. Baker, Rick J. Caruso and Charles G. Phillips. In March 2004, Mr. Caruso rotated off the committee and was replaced by Henry Gluck. All four of the current and former members of the audit committee are “independent” as required by applicable listing standards of The Nasdaq Stock Market. Mr. Phillips served as chair of the audit committee until January 2004 when Mr. Baker was appointed to serve in that role. The board of directors has determined that Mr. Phillips is an “audit committee financial expert” within the meaning of Item 401(h)(2) of Regulation S-K.

Shareholder Procedures for Director Nominations

In April 2004, we adopted corporate governance guidelines (the “Guidelines”) which established, among other things, procedures by which shareholders may recommend nominees to our board of directors. Pursuant to the Guidelines, communications sent to us with respect to candidates for director proposed by our shareholders shall be forwarded to the chair of our nominating and governance committee. This committee shall then review and consider the shareholder proposals in connection with our next annual meeting of shareholders so long as the communication is received prior to the applicable deadline for the submission of shareholder proposals generally.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors and 10% shareholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which our securities are listed. Executive officers, directors and 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% shareholders. Except as set forth below, we believe that during the fiscal year ending December 28, 2003, all of our executive officers, directors and 10% shareholders complied with all applicable Section 16(a) filing requirements:

Name	Number of Late Reports (Form)	Number of Transactions Not Reported on a Timely Basis	Know Failures to File a Report
William C. Baker	One (Form 4)	One	None
Rick J. Caruso	One (Form 4)	One	None
Charles G. Phillips	One (Form 4)	One	None
Thomas P. Beck	One (Form 3)	One	None
Christopher P. Ames	One (Form 4)	One	None
Sarah Goldsmith Grover	One (Form 4)	One	None
Julie A. Carruthers	One (Form 4)	Three	None
Larry S. Flax	One (Form 4)	Two	None

Code of Ethics

We adopted a code of ethics applicable to our Co-Chief Executive Officers, Chief Financial Officer, Controller and other employees, which is a “code of ethics” as defined by applicable rules of the Securities Exchange Commission. The code is publicly available on our website at www.cpk.com. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Co-Chief Executive Officers, Chief Financial Officer, Controller or others performing similar functions, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website.

Item 11.    Executive Compensation

The following table sets forth information regarding the compensation earned during 2001, 2002 and 2003 by our current Co-Chief Executive Officers, our former Chief Executive Officer, and each of our other four most highly compensated executive officers who were serving as executive officers on December 28, 2003.

Summary Compensation Table

					Long Term Compensation Awards
	Year	Annual Compensation(1)			Securities Underlying Options
Name and Principal Position		Salary	Bonus				All Other Compensation
Larry S. Flax Co-Chief Executive Officer, Co-Chairman of the Board and Co-President	2003 2002 2001	$153,846 — —		$41,600 — —	— — —		520 1,560 1,560	(2)

Richard L. Rosenfield Co-Chief Executive Officer, Co-Chairman of the Board and Co-President	2003 2002 2001	$153,846 — —		$41,600 — —	— — —		520 1,560 1,560	(3)

Frederick R. Hipp Former Chief Executive Officer and President	2003 2002 2001	$425,723 600,000 580,769	$	— 315,000 210,000	100,000 50,000 50,000	(4) (4) (4)	$233,987 4,890 4,710	(5)

Gregory S. Levin Former Vice President, Chief Financial Officer and Secretary	2003 2002 2001	$215,096 185,817 135,962		$42,000 77,700 44,800	20,000 — 65,000	(6) (6)	4,298 4,200 4,007	(7)

Christopher P. Ames Former Vice President, Operations	2003 2002 2001	$209,038 196,490 117,164		$42,000 77,700 48,800	30,000 — 93,000	(8) (8)	4,500 3,938 2,897	(9)

Sarah Goldsmith Grover Senior Vice President, Marketing and Public Relations	2003 2002 2001	$164,452 149,327 147,408		$33,181 62,790 40,600	20,000 20,000 25,000		4,466 3,420 3,850	(10)

Karen M. Settlemyer Senior Vice President, Procurement	2003 2002 2001	$135,250 126,365 122,692		$20,100 39,848 25,830	10,000 20,000 15,000		3,914 3,467 2,048	(11)

(1)	In accordance with the rules of the Securities and Exchange Commission, the Annual Compensation described under this heading does not include medical insurance or certain other benefits and perquisites received by the named executive officers that are available generally to all of our salaried employees and other personal benefits received by the named executive officers that do not exceed the lesser of $50,000 or 10% of the officer’s salary and bonus disclosed in this table.

(2)	Term life insurance premium.
(3)	Term life insurance premium.
(4)	In connection with Mr. Hipp’s resignation in July 2003, options to purchase 87,500 shares granted to him in 2003, option to purchase 31,250 shares granted to him in 2002, and options to purchase 18,750 shares granted to him in 2001, have been cancelled.
(5)	Mr. Hipp received $233,077 pursuant to the terms of the severance agreement between us and Mr. Hipp. See “Employment Agreements” below. Also includes term life insurance premium of $910.
(6)	These options have been cancelled.
(7)	Includes term life insurance premium of $983 and deferred compensation match of $3,315.
(8)	In connection with Mr. Ames’ resignation in January 2004, options to purchase 22,500 shares granted to Mr. Ames in 2003 and options to purchase 42,000 shares granted to him in 2001 have been cancelled.
(9)	Includes term life insurance premium of $900 and deferred compensation match of $3,600.
(10)	Includes term life insurance premium of $866 and deferred compensation match of $3,600.
(11)	Includes term life insurance premium of $627 and deferred compensation match of $3,287.

The following table sets forth information concerning stock options that we granted to our named executive officers. We have never issued stock appreciation rights.

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(1)		Percentage of Total Options Granted to Employees in 2003(2)	Exercise Price (per share)	Expiration Date(3)
Name							5%	10%
Larry S. Flax	—		—	—	—		—	—
Richard L. Rosenfield	—		—	—	—		—	—
Frederick R. Hipp	100,000	(5)	13.40%	22.40	07/24/06	(5)	417,649	888,185
Gregory S. Levin	20,000	(6)	2.68%	22.40	01/21/13	(6)	281,745	713,997
Christopher P. Ames	30,000	(6)	4.02%	22.40	01/21/13	(6)	422,617	1,070,995
Sarah Goldsmith Grover	20,000		2.68%	22.40	01/21/13		281,745	713,997
Karen M. Settlemyer	10,000		1.34%	22.40	01/21/13		140,872	356,998

(1)	Represents options we granted under our 1998 Stock-Based Incentive Compensation Plan.
(2)	Based on an aggregate of 746,350 shares of our common stock, which are subject to options granted to employees during 2003.
(3)	The term of each option we grant is generally ten years from the date of grant. Our options may terminate before their expiration dates if the option holder’s status as an employee terminates or upon the option holder’s death or disability.
(4)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Commission and do not represent either historical appreciation or our estimate or projection of our future common stock prices.
(5)	The options to purchase 87,500 shares have been cancelled.
(6)	The options to purchase these shares have been cancelled.

The following table sets forth information concerning options that our named executive officers exercised during 2003 and the number of shares subject to both exercisable and unexercisable stock options as of December 28, 2003. The table also reports values for “in-the-money” options that represent the positive spread between the exercise prices of outstanding options and $19.61, the last reported sale price of our common stock in our 2003 fiscal year. We have never issued stock appreciation rights.

Aggregated Option Exercises In 2003 And Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 28, 2003		Value of Unexercised In-the-Money Options at December 28, 2003
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Larry S. Flax	—	—	90,000	—	414,900	—
Richard L. Rosenfield	—	—	90,000	—	414,900	—
Frederick R. Hipp	—	—	62,500	—	—	—
Gregory S. Levin	9,500	87,288	48,250	53,125	52,439	23,050
Christopher P. Ames	3,250	33,080	40,625	69,125	9,124	2,305
Sarah Goldsmith Grover	31,712	405,714	28,750	43,125	34,094	17,288
Karen M. Settlemyer	5,000	108,750	44,625	30,625	266,290	17,288

Employment agreements

In July 2003, we entered into a separation agreement with our former Chief Executive Officer and President, Frederick R. Hipp. This agreement provided that we would pay Mr. Hipp an aggregate severance payment of $600,000, payable in installments over regular payroll intervals in 2003 with the balance being paid in one lump sum on the first regular payroll date in 2004. Under the terms of the severance agreement, all unvested stock options held by Mr. Hipp terminated in connection with his resignation and vested options to purchase an aggregate of 62,500 shares of our common stock remain exercisable until July 23, 2006. We paid Mr. Hipp $233,077 in fiscal year 2003 and $366,923 in fiscal year 2004 pursuant to the terms of this severance agreement.

Director compensation

In August 2003, we adopted a new cash and stock option compensation policy for our independent directors. As adopted, this policy will be reviewed annually by our board. Under the policy, our independent directors will receive an annual retainer of $30,000 and a fee of $1,500 for each board meeting attended in 2003. In addition, our independent directors receive the following fees for each committee meeting attended:

Committee Meeting Attended	Member Attendance Fee	Chair Attendance Fee
Audit Committee	$2,000	$3,000
Compensation Committee	$1,000	$1,500
Nominating and Governance Committee or Other Committee	$500	$1,000

These fees were paid retroactively to January 2003 for all independent directors serving on our board at the time of the policy’s adoption. The board continued our prior policy of granting each new independent director who joins our board an option to purchase 15,000 shares of our common stock. These options vest over a two-year period with 50% becoming exercisable annually, subject only to the director’s continued service. The board also determined that each independent director would be granted an option to purchase 10,000 shares of our common stock for his service as a member of the board of directors in 2003. These options will vest over a three year period in equal annual installments so long as the director continues to serve on the board. In each case the exercise price is set at the fair market value of a share of common stock as determined by our stock’s closing price on the date of grant. The options terminate 10 years after the date of grant or, if earlier, immediately after the date a director voluntarily resigns or 60 days after involuntarily resignation from the board. Independent directors are also reimbursed for reasonable expenses incurred in connection with serving as a director.

Compensation committee interlocks and insider participation

Our compensation committee currently consists of Messrs. Phillips, Baker, Caruso and Gluck. Mr. Phillips served as chair of the compensation committee until March 2004, when Mr. Baker was appointed to that role. No member of the compensation committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or our compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the beneficial ownership of our common stock as of April 20, 2004 by our directors, named executive officers, all persons known by us to be the beneficial owners of more than five percent of our outstanding common stock and all executive officers and directors as a group. The common stock is our only outstanding voting security. Except as set forth below, the following shareholders have the sole voting power with respect to all shares of common stock shown as beneficially owned by them.

	Shares Owned(1)
Name	Number of Shares	Percentage
Larry S. Flax(2)	681,371	3.5%
Richard L. Rosenfield(3)	650,876	3.4%
Frederick R. Hipp(4)	62,500	0.3%
Rick J. Caruso(5)	75,454	0.4%
Charles G. Phillips(6)	35,405	0.2%
William C. Baker(7)	12,500	0.1%
Henry Gluck(8)	10,000	0.1%
Gregory S. Levin(9)	81	—%
Christopher P. Ames(10)	16,947	0.1%
Sarah Goldsmith Grover(11)	41,485	0.2%
Karen M. Settlemyer(12)	49,322	0.3%
Capital Group International, Inc.(13).	2,745,650	14.4%
FMR Corp.(14)	1,138,540	6.0%
Strong Capital Management, Inc.(15)	1,090,182	5.7%
Capital Research and Management Company(16)	1,300,000	6.8%
All directors and executive officers as a group (12 persons)(17)	1,573,510	8.1%

(1)	Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table above includes the number of shares underlying options which are exercisable within 60 days after the date of this amended annual report.
(2)	Mr. Flax, our Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and one of our directors, individually owns no shares of our common stock and has options to buy 190,000 shares. Options to purchase 90,000 of such shares will be exercisable within 60 days of this amended annual report. The total number of shares owned includes 498,155 shares over which Mr. Flax exercises voting control as the trustee of the Larry S. Flax Revocable Trust. The total number of shares owned also includes 40,782 shares over which Mr. Flax exercises voting control as the trustee of the Rosenfield Children’s Trust and 52,434 shares over which Mr. Flax’s wife exercises voting control as the trustee of the Joan Gillette Flax Family Trust. Mr. Flax disclaims any beneficial ownership over the shares held by the Rosenfield Children’s Trust and the Joan Gillette Flax Family Trust. Mr. Flax’s address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 90045.

(3)	Mr. Rosenfield, our Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and one of our directors, individually owns 560,876 shares of our common stock and has options to buy an additional 190,000 shares. Options to purchase 90,000 of such shares will be exercisable within 60 days of this amended annual report. Mr. Rosenfield’s address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 90045.
(4)	Mr. Hipp, our former Chief Executive Officer and President, individually owns no shares of our common stock and has options to buy an additional 62,500 shares, all of which are immediately exercisable. Mr. Hipp’s address is 8100 AMF Drive, Mechanicsville, Virginia 23111.
(5)	Mr. Caruso, one of our directors, owns 67,954 shares and has options to buy an additional 25,000 shares. Options to purchase 7,500 of such shares will be exercisable within 60 days of this amended annual report. Mr. Caruso’s address is Caruso Affiliated, 101 The Grove Drive, Los Angeles, CA 90036.
(6)	Mr. Phillips, one of our directors, owns 27,905 shares of our common stock and has options to buy an additional 25,000 shares. Options to purchase 7,500 of such shares will be exercisable within 60 days of this amended annual report. Mr. Phillips’ address is 775 Park Avenue, New York, NY 10021.
(7)	Mr. Baker, one of our directors, owns 5,000 shares of our common stock and has options to buy an additional 25,000 shares. Options to purchase 7,500 of such shares will be exercisable within 60 days of this amended annual report. Mr. Baker’s address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 90045.
(8)	Mr. Gluck, one of our directors, owns 10,000 shares of our common stock and has options to buy 15,000 shares, none of which will be exercisable within 60 days of this amended annual report. Mr. Gluck’s address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 90045.
(9)	Mr. Levin, our former Chief Financial Officer, owns 81 shares of our common stock. Mr. Levin’s address is 6326-A Lindmar Drive, Goleta, CA 93117.
(10)	Mr. Ames, our former Vice President, Operations, individually owns no shares of our common stock. The number of shares owned includes 1,190 shares owned by Mr. Ames’ wife, Edie Garritano-Ames. Mr. Ames’ wife has options to purchase an additional 51,692 shares. Options to purchase 15,757 shares under Ms. Ames’ options will be exercisable within 60 days of this amended annual report. Mr. Ames’ address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 90045.
(11)	Ms. Goldsmith Grover, our Senior Vice President of Marketing and Public Relation, owns 4,297 shares of our common stock and has options to purchase an additional 91,875 shares. Options to purchase 37,188 of such shares will be exercisable within 60 days of this amended annual report. Ms. Goldsmith Grover’s address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 9004.
(12)	Ms. Settlemyer, our Senior Vice President of Procurement, owns 884 shares of our common stock and has options to buy 100,250 shares. Options to purchase an additional 48,438 of these shares will be exercisable within 60 days of this amended annual report. Ms. Settlemyer’s address is 6053 West Century Blvd., 11th Floor, Los Angeles, California 9004.
(13)	Capital Group International, Inc. (“CGII”) has sole voting power over 1,878,920 shares and sole dispositive power over 2,745,650 shares. CGII is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the shares. The investment management companies provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. CGII does not have investment power or voting power over any of such 2,745,650 shares. The total number of shares includes 2,617,990 beneficially owned by Capital Guardian Trust Company, a subsidiary of CGII, with additional shares owned by two other subsidiaries of CGII: Capital International Research and Management Inc. (d/b/a Capital International, Inc.) and Capital International S.A Capital Guardian Trust Company has sole voting power over 1,751,260 of such shares and sole dispositive power over all 2,617,990 shares. CGII and Capital Guardian Trust Company disclaim any beneficial ownership over these shares. The address for Capital Group International, Inc. and Capital Guardian Trust Company is 11100 Santa Monica Boulevard, Los Angeles, California 90025. The number of shares set forth in this table is as reported in a Schedule 13G/A filed jointly by Capital Group International, Inc. and Capital Guardian Trust Company on February 13, 2004, under the Securities Exchange Act of 1934 for the year ended December 31, 2003. We have no reason to believe that the information in the Schedule 13G/A was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.

(14)	FMR Corp. has sole voting power over 8,300 shares and sole dispositive power over 1,138,540 shares. Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 1,130,240 of such 1,138,540 shares as a result of acting as investment adviser to various investment companies (the “Funds”). Edward C. Johnson III as Chairman of FMR Corp., FMR Corp. through its control of Fidelity, and the Funds have sole power to dispose of the 1,130,240 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson III, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity Management Trust Company (“Fidelity Trust”), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 8,300 of such 1,138,540 shares as a result of its serving as investment manager of the institutional accounts. Edward C. Johnson III and FMR Corp., through its control of Fidelity Trust, each has sole dispositive power over the 8,300 shares and sole power to vote or to direct the voting of the 8,300 shares owned by the institutional accounts. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The number of shares set forth in this table is as reported in a Schedule 13G/A filed jointly by FMR Corp., Edward C. Johnson III, Abigail P. Johnson, and Fidelity Management and Research Company on February 17, 2004, under the Securities Exchange Act of 1934 for the year ended December 31, 2003. We have no reason to believe that the information in the Schedule 13G/A was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(15)	Strong Capital Management, Inc. has shared voting power over 1,052,182 shares and shared dispositive power over 1,090,182 shares. Strong Capital Management, Inc. is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. Richard S. Strong has shared voting power over 1,052,182 shares and shared dispositive power over 1,090,182 shares. The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Meomonee Falls, Wisconsin 53051. The address of Richard S. Strong is c/o Godfrey & Kahn S.C., 780 N. Water Street, Milwaukee, Wisconsin 53202. The number of shares set forth in this table is as reported in a Schedule 13G filed jointly by Strong Capital Management, Inc. and Richard S. Strong on February 17, 2004, under the Securities Exchange Act of 1934 for the year ended December 31, 2003. We have no reason to believe that the information in the Schedule 13G/A was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(16)	Capital Research and Management Company has sole voting power over zero shares and sole dispositive power over 1,300,000 shares. SMALLCAP World Fund, Inc., an investment company which is advised by Capital Research and Management Company is the beneficial owner of 1,100,000 of such 1,300,000 shares. Capital Research and Management Company may be deemed to be the beneficial owner of 1,300,000 shares as a result of acting as investment advisor to various investment companies. The address for Capital Research and Management Company and SMALLCAP World Fund, Inc. is 333 South Hope Street, Los Angeles, California 90045. The number of shares set forth in this table is as reported in a Schedule 13G filed jointly by Capital Research and Management Company and SMALLCAP World Fund, Inc. on February 13, 2004, under the Securities Exchange Act of 1934 for the year ended December 31, 2003. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(17)	These 12 persons include all directors and executive officers detailed in the “Directors and Executive Officers of the Registrant” section above. See notes 2-3, 5-8 and 11-12 above. Thomas P. Beck, our Senior Vice President, Construction, individually owns zero shares of our common stock and has options to buy 35,000 shares. Options to buy 4,375 of such shares will be exercisable within 60 days of this amended annual report. Susan M. Collyns, our Chief Financial Officer and Vice President, Finance, individually owns 1,097 shares and has options to purchase an additional 48,750 shares. Options to purchase 5,000 of such shares will be exercisable within 60 days of this amended annual report. Garry J. Gay, our Vice President, Human Resources, individually owns no shares and has options to purchase 25,000 shares. Options to purchase 3,125 of such shares will be exercisable within 60 days of this amended annual report. Joel K. Mayer, our Vice President, Real Estate, shares joint ownership of 1,000 shares with his wife and has options to purchase an additional 25,000 shares. Options to purchase 2,500 of such shares will be exercisable within 60 days of this amended annual report. The address for all these persons is 6053 West Century Blvd., 11th Floor, Los Angeles, California 90045.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 1998 Stock-Based Incentive Compensation Plan and our Employee Stock Purchase Plan, which together constitute all of our existing equity compensation plans as of December 28, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,087,736	$19.28	965,438	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	2,087,736	$19.28	965,438

(1)	Represents 541,559 shares of our common stock issuable pursuant to our 1998 Stock-Based Incentive Compensation Plan and 423,879 available pursuant to our Employee Stock Purchase Plan.

Summary of the provisions of our 1998 Stock-Based Incentive Compensation Plan

The following summary of our 1998 Plan is qualified in its entirety by the specific language of the 1998 Plan, a copy of which is available to any shareholder upon request.

In general.    Our 1998 Plan became effective February 5, 1998, received shareholder approval within the one year period that followed, and continues in effect for a period of ten years from its effective date, unless terminated earlier by our board of directors. Termination of our 1998 Plan will not affect any options previously granted under the plan. Our board of directors may amend or terminate our 1998 Plan, subject to applicable law and regulation. Our independent directors administer the 1998 Plan.

Shares subject to our 1998 Plan.    A total of 4,000,000 shares of our common stock have been reserved for issuance under our 1998 Plan. As of April 26, 2004, we have granted options to acquire 4,509,893 shares under this plan and our employees have exercised options to purchase 1,468,207 shares. We last granted options under this plan in March 2004.

Administration.    Our 1998 Plan is administered by our independent directors. These directors have sole authority to interpret and administer the 1998 Plan, to adopt regulations relating to administration of the 1998 Plan, to grant options, to determine the terms of options, and to determine the effect of a change in corporate control, with its discretion being conclusive on these matters.

Options.    Options may be either incentive stock options as defined in Section 422 of the Internal Revenue Code, or options that are not incentive stock options. Our 1998 Plan does not allow for stock appreciation rights, restricted stock awards or phantom stock awards.

Under our 1998 Plan, the aggregate fair market value of the common stock for which an employee may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. An optionee may purchase common stock through exercising an option and paying the exercise price associated therewith. Only common stock is subject to purchase upon exercise of the options.

Eligibility to participate in our 1998 Plan.    Under the 1998 Plan, our independent directors have the discretionary authority to grant options to anyone performing services for us as an employee, director, or independent contractor. Directors and independent contractors who are not also employees will be eligible to receive non-qualified options, but not incentive stock options.

Option agreements.    The options granted under the 1998 Plan are evidenced by option agreements substantially in the form filed as an exhibit to the Registration Statement on Form S-8 that we filed with the Securities and Exchange Commission on August 2, 2000. Each option agreement, and any amendment thereto, will contain such terms and conditions consistent with the requirements of the 1998 Plan as our independent directors shall determine. Such option agreements will constitute the only form of reports which optionees receive as to the status of options granted or exercisable under the 1998 Plan.

Exercise price.    Under the 1998 Plan, our independent directors determine the exercise price for any option; however the exercise price for a stock option may not be less than 100% of the fair market value of our common stock on the date the option is granted (110% in the case of incentive stock options granted to persons owning more than 10% of the outstanding common stock). The 1998 Plan further provides that the exercise price of non-qualified stock options may be equal to or greater than 85% of the fair market value of a share of common stock on the date of grant if any discount from fair market value is expressly granted in lieu of salary or bonus.

Fair market value.    “Fair market value” means the fair market value per share of common stock on the date an award is granted. For purposes of the 1998 Plan, the fair market value of a share of common stock will be the last sale price on Nasdaq on the day in question. If no such sale takes place on such day, the price will be determined based on the average of the day’s closing bid and ask quotations (and in their absence or a change from Nasdaq listing, according to specific terms of the 1998 Plan).

Vesting.    Our independent directors may impose vesting requirements on an optionee’s right to exercise an option.

Duration of options.    Unless provided by our independent directors in an award, each option will be exercisable at any time on or after it vests and remain exercisable until ten years after its date of grant (five years in the case of incentive stock options granted to an employee owning more than 10% of our common stock), subject to earlier expiration, as described below, based on the date on which the employee terminates employment with us.

Effect of termination of service.    Unless otherwise set forth in an option agreement, if an optionee terminates employment or service as an employee, director, or independent contractor with us without having fully exercised his or her options and the optionee’s termination is due to:

(a)  “Disability” or “Retirement” within the meaning of the 1998 Plan, any options that were exercisable on the date the optionee’s employment or service terminated may be exercised within a period of two months after termination of the optionee’s employment or service;

(b)  The optionee’s death, any options that were exercisable on the date of the optionee’s death may be exercised within a period of three months thereafter by the person or persons to whom the optionee’s rights under the option passed by will or by applicable laws of descent and distribution; or

(c)  Any reason other than disability, retirement, or death, all of the optionee’s rights and benefits with respect to any unexercised option shall immediately be deemed canceled and may not be exercised. This rule does not apply to options granted to independent contractors.

Notwithstanding the foregoing, our independent directors may in their discretion allow vesting to be accelerated and may allow for additional or different periods of exercise in certain circumstances. In no event, however, may any option be exercised after the expiration date set forth in the agreement granting it.

Conditions of exercise.    An optionee may exercise an option only by (a) a written notice of his or her intent to exercise the option with respect to a specific number of shares of common stock, and (b) payment to us, contemporaneously with delivery of such notice, of the exercise price for the number of shares with respect to which the option is then being exercised. Options may be exercised in part or in whole and at one time or from time to time.

Payment for options.    An optionee must make full payment of the exercise price for each share of common stock purchased upon the exercise of any option at the time of its exercise. Such payment may be made in cash or by certified or bank cashier’s check, or if provided for in an option agreement by (a) the optionee’s delivery of shares of common stock owned by the optionee for at least six months and equal in fair market value to the purchase price of the shares to be acquired pursuant to the option (subject to special incentive stock option rules set forth in the 1998 Plan), (b) a cashless exercise involving a broker, or (c) by any combination of the above, as well as any other form of payment that our independent directors may approve.

Tax withholding.    Our obligation to deliver shares of common stock pursuant to the exercise of an option is subject to the optionee’s satisfaction of all applicable income tax withholding and employment tax requirements. An optionee may pay the withholding taxes that arise from the exercise of non-qualified options either in cash, by certified or cashier’s check, or, with our independent directors’ consent, by having us retain a number of shares that are subject to the option and have a fair market value equal to the amount required to be withheld.

Issuance of common stock.    Shares issued upon the exercise of options under the 1998 Plan will be newly issued or treasury shares and be freely transferable; subject to (a) applicable federal and state laws, rules and regulations and to such approvals by any government or regulatory agency as may be required, and (b) any rights of repurchase or other rights that we reserve under the 1998 Plan or an agreement. We are not required to issue or deliver any certificates for shares of common stock prior to the completion of any registration or qualification of or obtaining of consents or approvals with respect to such shares under any federal or state law or any rule or regulation of any government body, which we may, in our discretion, determine to be necessary or advisable. Moreover, no option may be exercised if such exercise would be contrary to applicable laws and regulations.

Recapitalization, merger, consolidation and similar transactions.    The aggregate number of shares reserved for issuance under the 1998 Plan, and the number of shares subject to outstanding options, the maximum number of shares that can be covered by an option, the exercise price thereof, and the number and kind of shares underlying the option will be proportionately adjusted subsequent to the effective date of the 1998 Plan upon our merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reclassification or the like.

Nontransferability.    Unless otherwise provided in an option agreement granting a non-qualified option, optionees may not transfer options other than by will or by the laws of descent or distribution. The 1998 Plan includes special provisions under which the holder of a non-qualified option may sell the option or the underlying shares in a transaction approved by our independent directors, or transfer the option in accordance with the option agreement.

Rights of optionees.    Neither the 1998 Plan, nor the grant of any option, nor any action by our independent directors in connection with the 1998 Plan will create any right on the part of any person to continue to perform services for us. In addition, an optionee will not have any shareholder rights with respect to shares subject to an option unless and until the option is duly exercised and shares of common stock are delivered to the optionee.

Restrictions on resale.    Unless specifically included as a term and condition of any option, there are no restrictions on the resale of common stock acquired upon the exercise of options. Shares of common stock purchased upon the exercise of Options may be resold only in compliance with the registration requirements of the Securities Act of 1933, and applicable state securities laws. Under the Securities Act, our affiliates generally may resell shares of common stock purchased pursuant to our 1998 Plan only (a) in accordance with the provisions of Rule 144 under the Securities Act or an exemption from registration under the Securities Act, or (b) pursuant to an applicable current and effective registration statement under the Securities Act.

As defined in Rule 405 under the Securities Act, an affiliate of a company is a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such company. The determination of whether a person is an affiliate is primarily a factual one based upon whether he or she possesses, directly or indirectly, individually or in concert with others, the powers to direct or cause the direction of the management or policies of the company, whether through the ownership of voting stock, by executive position, by membership on any of its committees, by contract or otherwise.

Finally, if any one of our officers, directors, or more than 10% shareholders both sells common stock obtained through the exercise of an option and purchases common stock at a lower price within the six-month period before or after such sale, the short swing profit from the transactions will be subject to recapture by us, pursuant to the short-swing profit prohibitions imposed by Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) is not applicable to the exercise of options that are in the money, and will not apply to the grant of options so long as at least six months elapse between the date of the option grant and the sale of the common stock purchased upon exercise of the option.

Federal Income Tax Consequences.    Under present federal income tax laws, grants of options will have the following federal income tax consequences for optionees and us:

(a)  The grant of an option will not, by itself, result in the recognition of taxable income to the optionee.

(b)  The exercise of an option which is an incentive stock option will generally not, by itself, result in the recognition of taxable income to the optionee nor entitle the Company to a deduction at the time of such exercise. However, the difference between the exercise price and the fair market value of the option shares on the date of exercise is an item of tax preference which may, in certain situations, trigger the alternative minimum tax under the Internal Revenue Code. The alternative maximum tax is incurred only when it exceeds the regular income tax. The optionee will recognize capital gain or loss upon resale of the shares received upon such exercise, provided that such resale occurs at least one year after transfer of the shares to the optionee and two years after the grant of the option. If both of these conditions are not satisfied, the optionee will recognize ordinary income upon disposition in an amount equal to the lesser of (x) the difference between the exercise price and the fair market value on the date of exercise of the share; or (y) the gain realized upon the sale.

(c)  The exercise of an option which is not an incentive stock option will result in the recognition of taxable income by the optionee on the date of exercise in an amount equal to the difference between the fair market value on the date of exercise of the shares acquired pursuant to the option and their exercise price.

Summary of the provisions of our Employee Stock Purchase Plan

The ESPP was adopted by the board of directors and was approved by our shareholders on November 2, 1999. The ESPP was amended by the board of directors on June 23, 2000. The purpose of the ESPP is to provide employees with an opportunity to purchase through payroll deduction shares of our common stock at a price below market value, thereby enabling us to retain the services of our employees, to secure the services of new employees, and to provide incentives for such employees to exert maximum efforts for our success. A total of 750,000 shares of our common stock have been reserved for issuance under the ESPP. As of April 26, 2004, our employees have purchased 353,485 shares under this plan and we have 396,515 shares available for future purchases.

Administration.    Our independent directors administer the ESPP. The independent directors have authority to construe and to interpret the ESPP and the rights granted under it, to establish, amend and revoke rules for its administration, and to determine when and how rights to purchase stock shall be granted and the terms of each offering. The independent directors have final power to determine all questions of policy and expediency that may arise in the administration of the ESPP.

Eligibility; Price of Shares.    Each of our employees and our affiliate’s employees who works at least 20 hours per week will be eligible to participate in the ESPP, provided such employee is employed for the continuous period which is designated by the board of directors or our independent directors (which must be less than two years) prior to the date of the grant. However, no employee is eligible to participate in the ESPP if, immediately after electing to participate, the employee would own common stock (including stock such employee may purchase under outstanding options) representing 5% or more of the total combined voting power or value of all classes of our stock or of any affiliate. In addition, no employee is permitted to participate if under the ESPP and all of our similar purchase plans, such rights would accrue at a rate which exceeds $25,000 in fair market value of our common stock (determined at the time the right is granted) for any calendar year.

Under the ESPP, the board of directors or our independent directors may establish “offering periods” that provide for grants of rights to purchase our common stock to eligible employees on the “offering date” of the applicable offering period. The current offering under the ESPP adopted by the board of directors on February 28, 2003 establishes consecutive two-year offering periods commencing July 16 of every other calendar year thereafter (i.e. July 16, 2004, July 16, 2006, etc.), and designates the offering date as the first day of the applicable offering period. Each two-year offering period is divided into four six-month “purchase periods” commencing July 16 and January 16 of each year. On the last day of each purchase period we apply the amount contributed by the participant during that purchase period to purchase shares of our common stock for such participant. The purchase price is equal to 85% of the lower of (a) the market price of our common stock on the first day of the applicable offering period and (b) the market price of our common stock on the last business day of the purchase period.

The current offering also provides for an “automatic reset” of the offering date purchase price on the first day of each six-month purchase period if favorable to the employees. The automatic reset allows a new offering period to begin every six months in the event the market price on the first day of the applicable purchase period is lower than the market price of our common stock on the first day of the current offering period. If the market price of our common stock is lower on the first day of the purchase period, then the two-year offering period automatically restarts on the first day of that purchase period.

Participation; Payroll Deductions; Purchase of Shares.    Eligible employees become participants in the ESPP by executing a participation agreement authorizing payroll deductions and delivering it to us prior to the six-month period for which such authorization is effective. Payroll deductions continue throughout the offering period unless changed or terminated as provided in the ESPP. In the current offering, no participant may contribute more than 15% of his or her total annual compensation or more than $21,250 in any year.

Under the ESPP, the board of directors or our independent directors shall specify a maximum number of shares that may be purchased by any eligible employee in the offering, and a maximum aggregate number of shares which may be purchased by all eligible employees in the offering. Currently, the maximum aggregate number of shares available to be purchased by all eligible employees in any one offering is 375,000. In addition, no employee may purchase under the ESPP more than $25,000 worth of our common stock (based on the fair market value on the date of grant) in a calendar year. Historically, our executive officers have purchased the maximum amount allowable under the ESPP.

Withdrawal From the ESPP; Termination of Employment.    Participants may withdraw from the ESPP at any time up to 10 business days prior to the purchase date. Payroll deductions will cease and all amounts credited to the participant’s account will be refunded in cash, without interest. A participant who has withdrawn from the ESPP cannot be a participant in future offering periods unless he or she re-enrolls pursuant to the ESPP’s guidelines. Termination of a participant’s employment with us or an affiliate, for any reason, will result in the immediate termination of rights granted pursuant to any offering under the ESPP. Rights granted under the ESPP are non-transferable, and are exercisable only by the participant to whom such rights are granted.

Amendment and Termination.    The ESPP may be amended or terminated at any time by the board of directors, subject to applicable laws.

Effect of Certain Corporate Events.    In the event of a change in the outstanding common stock subject to the ESPP as a result of a merger, consolidation, change in corporate structure or otherwise, the ESPP and outstanding rights will be appropriately adjusted. In the event of our dissolution or liquidation, a merger in which we are not the surviving corporation, a reverse merger in which our common stock is converted into other property, or any other capital reorganization involving an exchange of more than 50% of our voting shares, the board of directors may, in its discretion, provide for the assumption of the ESPP by any surviving corporation, the continuation of the ESPP and rights under the ESPP, or the purchase of our common stock with the participants’ accumulated payroll deductions followed by termination of the current offering.

Item 13.    Certain Relationships and Related Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining restaurant concept. LA Food Show was created by our co-founders, Co-Chairmen of the Board of Directors, Co-Chief Executive Officers and Co-Presidents, Larry S. Flax and Richard L. Rosenfield. LA Food Show opened its first location in June 2003. Messrs. Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement we reserve the right of first negotiation for the 75.0% of outstanding equity we do not currently own. We have pre-emptive rights in future financings by LA Food Show so long as we maintain an ownership interest of at least 15.0%, and are entitled to one of three seats on the LA Food Show Board of Directors.

We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At December 28, 2003 our net investment in LA Food Show, Inc., was $1.7 million. On July 24, 2003 Richard L. Rosenfield and Larry S. Flax became our Co-Chief Executive Officers, and in January 2004 they also became Co-Presidents.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. As of April 26, 2004 we have an approximately $221,000 receivable associated with the employee lease agreement.

One of our directors, Rick J. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. We recorded an aggregate of $256,000 and $260,000 in such fees during the years ended 2003 and 2002, respectively. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California for $2.5 million. These California restaurants, one ASAP and one full service, are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.3 million cash and the balance of the purchase price was paid in shares of our common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC that is wholly owned by Mr. Caruso.

For the 17 weeks to April 25, 2004, we made aggregated lease payments to Caruso Affiliated Holdings (CAH) for two California store locations of $61,000 and $54,000 for Thousand Oaks and Marina Del Rey, respectively. These payments consisted of rent of $46,000 and $30,000, common area maintenance charges of $15,000 and $7,000, and percentage rent of zero and $17,000, respectively. CAH was the owner of record prior to our purchase of the Thousand Oaks store on December 29, 2003. CAH purchased Marina Waterside shopping center, where our Marina Del Rey store is located, on January 20, 2004.

On August 24, 2001, we loaned a former employee and officer, Tom Jenneman, $65,000. The loan was supported by a full recourse promissory note and accrued interest at 7.5% per annum. The full recourse promissory note was paid in full, including accrued interest, upon maturation in February 2003.

Neal Rosenfield, a real estate broker for Blatteis Real Estate and the brother of Richard L. Rosenfield, our Co-Founder, Co-Chief Executive Officer and Co-President, received commissions paid by a third party landlord related to our lease of certain restaurant locations in the amounts of $71,300, $76,165 and $145,143 in 2003, 2002 and 2001, respectively.

In connection with our initial public offering in August 2000, our former Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, we were required to pay an amount equal to 20% of the gain recognized by our former Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, we loaned our former Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest, upon maturation in August 2002.

Item 14.    Principal Accountant Fees and Services

Ernst & Young LLP has acted as our independent auditors since its appointment during the fiscal year ended December 28, 1997. Aggregate fees billed for the last two fiscal years were as follows:

	Fiscal Year ended December 28, 2003	Fiscal Year ended December 29, 2002
Audit Fees	$155,000	$131,000
Audit-Related Fees	$13,500	$19,159
Tax Fees	$93,000	$68,145
All Other Fees	$32,000	$23,640

“Other Audit-Related Fees” includes fees related to pension audits.

“All Other Fees” includes fees related to tax compliance and structure services.

Our audit committee has the sole authority to appoint or replace our independent auditors (subject, if applicable, to shareholder ratification). The committee is directly responsible for the compensation and oversight of the work of the independent auditors (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our audit committee, or a subcommittee of the committee, pre-approves the provision of all auditing and non-audit services (including tax services) by the independent auditors up to a specified dollar amount and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal 2002 and 2003, all of the services related to the audit and other fees described above were pre-approved by our audit committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this Report:

1.    Financial Statements

The following financial statements, as indexed below, are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K/A:

2.    Financial Statements Schedules

All financial statement schedules are omitted because they are not required or are not applicable or the required information the Company’s Consolidated Financial Statements and Notes thereto, described in Item 15(a)(1) above.

3.    Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K/A.

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

April 21, 2004

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

Self-Insurance

The Company’s business is primarily self-insured for workers’ compensation, automobile and general liability costs. The Company records its self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company’s workers’ compensation liabilities are from claims occurring in various states. The Company’s workers’ compensation future funding estimates anticipate no change in the benefit structure.

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company maintains a food distribution contract with its sole national master distributor, Meadowbrook Meat Company, Inc. that potentially subjects the Company to a concentration of business risk. This contract is up for renewal in June 2004. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consist of the following:

	2003	2002
Land	$5,786	$5,786
Buildings	9,990	9,506
Furniture, fixtures and equipment	97,450	80,095
Leasehold improvements	135,733	116,274
Construction-in-progress	4,054	4,897

	253,013	216,558
Less accumulated depreciation and amortization	122,481	90,202

	$130,532	$126,356

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards in fiscal 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A Company director, Rick J. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. The Company has entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to the Company under these agreements. The Company has recorded an aggregate of $256,000, $260,000 and $204,000 in such fees during the years ended 2003, 2002 and 2001, respectively. On December 29, 2003 the Company acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California for $2.5 million. These California stores are located in Thousand Oaks and Ventura and are an ASAP and full service restaurant, respectively. The transaction was executed with $1.3 million cash with the balance of the purchase price paid in common stock.

The Company also made aggregate lease payments to Caruso Affiliated Holdings (CAH), for the 17 weeks to April 25, 2004, for two California store locations, of $61,000 and $54,000 for Thousand Oaks and Marina Del Rey, respectively. These payments consisted of rent of $46,000 and $30,000, common area maintenance charges of $10,000 and $5,000 and percentage rent of zero and $17,000, respectively. CAH was the owner of record prior to the Company’s purchase of the Thousand Oak store on December 29, 2003 and CAH purchased Marina Waterside shopping center, where the Company’s Marina Del Rey store is located, on January 20, 2004.

On August 24, 2001, we loaned a former employee and officer, Tom Jenneman, $65,000. The loan was supported by a full recourse promissory note and accrued interest at 7.5% per annum. The full recourse promissory note was paid in full, including accrued interest, upon maturation in February 2003.

Neal Rosenfield, a real estate broker for Blatteis Real Estate and the brother of Richard L. Rosenfield, our Co-Founder, Co-Chief Executive Officer and Co-President, received commissions paid by a third party landlord related to our lease of certain restaurant locations in the amounts of $71,300, $76,165 and $145,143 in 2003, 2002 and 2001, respectively.

In connection with the Company’s initial public offering in August 2000, its former Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, the Company was required to pay an amount equal to 20% of the gain recognized by its former Chief Executive Officer for federal income tax purposes, which was $325,000. In addition, the Company loaned its former Chief Executive Officer $586,000 which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest, upon maturation in August 2002.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in thousands, except net income per share).

	Mar 30, 2003	June 29, 2003	Sept 28, 2003(a)	Dec 28, 2003(b)
Quarter Ended:
Total revenues	$82,857	$87,864	$93,096	$96,070
Operating income (loss)	5,942	6,524	(7,153)	4,086
Net income (loss)	3,993	4,395	(4,846)	4,414
Diluted net income (loss) per share	$0.21	$0.23	$(0.26)	$0.24

	Mar 31, 2002	June 30, 2002	Sept 29, 2002(c)	Dec 29, 2002
Quarter Ended:
Total revenues	$70,216	$75,626	$78,944	$81,536
Operating income	5,666	6,595	4,445	6,190
Net income	3,736	4,344	3,005	4,245
Diluted net income per share	$0.20	$0.23	$0.16	$0.22

(a)	Includes Loss on impairment of property and equipment and restaurant closures charge of $12,979 and Severance charge of $82.

(b)	Includes Loss on impairment of property and equipment and restaurant closures charge of $1,766.

(c)	Includes Loss on impairment of property and equipment and restaurant closures charge of $2,380.

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

4.2(A)	Registration Rights Agreement dated September 30, 1997

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000

10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000

10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998

10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November [sic], 1999

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000

10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.12(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.14(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.15(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.16(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto.

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2004	California Pizza Kitchen, Inc.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	April 26, 2004

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	April 26, 2004

/s/ SUSAN M. COLLYNS Susan M. Collyns	Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)	April 26, 2004

/s/ WILLIAM C. BAKER William C. Baker	Director	April 26, 2004

/s/ RICK J. CARUSO Rick J. Caruso	Director	April 26, 2004

/s/ HENRY GLUCK Henry Gluck	Director	April 26, 2004

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	April 26, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

4.2(A)	Registration Rights Agreement dated September 30, 1997

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000

10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000

10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998

10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November 1999

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000

10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.12(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.14(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.15(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.16(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto.

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.