Form 10-Q
period 2004-03-28
CALIFORNIA PIZZA KITCHEN INC
filed 2004-05-07
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

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

There were 19,119,244 shares of outstanding Common Stock of the Registrant as of May 3, 2004.

California Pizza Kitchen, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	March 28, 2004	December 28, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,069	$15,877
Investments in marketable securities	26,415	18,904
Trade accounts receivable	1,477	2,591
Inventories	2,735	2,892
Prepaid expenses and other current assets	1,074	3,702

Total current assets	46,770	43,966
Property and equipment, net	129,869	130,532
Investment in unconsolidated joint venture	1,614	1,651
Deferred taxes	6,478	6,478
Other assets	4,094	2,958

Total assets	$188,825	$185,585

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,366	$4,069
Accrued compensation and benefits	9,572	12,034
Accrued rent	7,995	7,845
Other accrued liabilities	10,294	9,536
Accrued income tax	985	1,375

Total current liabilities	32,212	34,859

Other liabilities	4,340	4,613

Commitments and contingencies	—	—

Shareholders' equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 19,011,890 and 18,947,164 shares issued and outstanding at March 28, 2004 and December 28, 2003, respectively	191	189
Additional paid-in capital	217,477	215,340
Accumulated deficit	(65,395)	(69,416)

Total shareholders' equity	152,273	146,113

Total liabilities and shareholders' equity	$188,825	$185,585

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 28, 2004	March 30, 2003
Revenues:
Restaurant sales	$97,753	$81,934
Franchise and other revenues	877	923

Total revenues	98,630	82,857
Restaurant costs and expenses:
Cost of sales	23,986	19,856
Labor	36,462	30,510
Direct operating and occupancy	20,926	16,651

Total restaurant operating costs	81,374	67,017
General and administrative	6,724	4,983
Depreciation and amortization	4,612	4,195
Pre-opening	64	720

Operating income	5,856	5,942

Interest income	96	112
Equity in loss of unconsolidated joint venture	(37)	—

Income before income tax provision	5,915	6,054
Income tax provision	1,894	2,061

Net income	$4,021	$3,993

Net income per common share:
Basic	$0.21	$0.21

Diluted	$0.21	$0.21

Weighted average shares used in calculating net income per common share:
Basic	18,993	18,802

Diluted	19,081	19,082

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 28, 2004	March 30, 2003
Operating activities:
Net income	$4,021	$3,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,612	4,195
Equity in loss of unconsolidated joint venture	37	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,114	1,511
Inventories	187	81
Prepaid expenses and other assets	2,515	(1,742)
Accounts payable	(703)	(756)
Accrued liabilities	(1,944)	(1,906)
Other liabilities	(273)	(116)

Net cash provided by operating activities	9,566	5,260
Investing activities:
Capital expenditures	(2,544)	(11,196)
Purchase of assets of former franchisee	(1,208)	—
Investments in marketable securities	(7,511)	(8,554)
Investment in unconsolidated joint venture	—	(2,000)

Net cash used in investing activities	(11,263)	(21,750)
Financing activities:
Net proceeds from issuance of common stock	889	1,154

Net cash provided by financing activities	889	1,154

Net decrease in cash and cash equivalents	(808)	(15,336)
Cash and cash equivalents at beginning of period	15,877	31,261

Cash and cash equivalents at end of period	$15,069	$15,925

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,264	$126

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 28, 2004

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 168 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 28, 2003 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

2. Sales of Common Stock

On January 15, 2004, employees purchased 27,364 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440,000. Additionally, employees exercised options to purchase 37,362 shares of common stock during the first three months ended March 28, 2004, which resulted in net proceeds to the Company of $449,000.

On December 29, 2003, the Company purchased certain development rights and the leasehold interests, equipment and other assets utilized in the operation of two California Pizza Kitchen restaurants owned by CAH Restaurants of California, LLC. Approximately 50% of the $2,503,000 aggregate purchase price was paid by the issuance of 67,954 shares of our common stock. The shares were issued to Rick J. Caruso, one of the Company’s directors, who owns CAH Restaurants of California, LLC. The issuance of the shares was exempt under Section 4(2)

of the Securities Act of 1933, as amended, and under Regulation D as promulgated thereunder, as a transaction not involving any public offering.

On January 14, 2003, employees purchased 29,576 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578,000. Additionally, employees exercised options to purchase 61,274 shares of common stock during the first three months ended March 30, 2003, which resulted in net proceeds to the Company of $576,000.

3. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A., of which there was none outstanding as of March 28, 2004. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0% and expires on June 30, 2004. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of March 28, 2004. In addition, the credit facility includes financial and non-financial covenants, with which the Company was in compliance as of March 28, 2004.

4. Stock Option Plans

In December 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards for the period ended March 28, 2004 and March 30, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro-forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended
	March 28, 2004	March 30, 2003
Net income as reported	$4,021	$3,993
Deduct:
Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	630	655

Pro forma net income	$3,391	$3,338

Net income per share:
Basic, as reported	$0.21	$0.21
Basic, pro forma	$0.18	$0.18
Diluted, as reported	$0.21	$0.21
Diluted, pro forma	$0.18	$0.17
Weighted average shares used in computation:
Basic	18,993	18,802
Diluted	19,081	19,082

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended March 28, 2004 and March 30, 2003, respectively.

	Three Months Ended
	March 28, 2004	March 30, 2003
Risk free interest rate	3.03%	2.53%
Expected lives (in years)	5.00	5.00
Dividend yield	—%	—%
Expected volatility	0.31%	0.42%

5. Net Income Per Share

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share” for the three months ended March 28, 2004 and March 30, 2003 is as follows (in thousands):

	Three Months Ended
	March 28, 2004	March 30, 2003
Numerator for basic and diluted net income per common share	$4,021	$3,993

Denominator:
Denominator for basic net income per common share—weighted average shares	18,993	18,802
Effect of dilutive securities:
Stock options	88	280

Denominator for diluted net income per common share—weighted average shares	19,081	19,082

6. Employee Benefit Plans

In January 1994, the Company established a defined contribution plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitations. The plan provides for certain discretionary contributions by the Company.

The Company has also established an Executive Retirement Savings Plan (the “ERSP”). The ERSP is a non-qualified deferred compensation plan for its highly compensated employees as defined in the ERSP who are otherwise ineligible for participation in the Company’s 401(k) plans. The ERSP allows participating employees to defer the receipt of up to 100% of their base compensation and their eligible bonuses. The plan provides for certain discretionary contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a “rabbi” trust established by the Company.

The Company recorded contribution expenses of $75 and $75 for the quarters ended March 28, 2004 and March 30, 2003, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “ we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of May 7, 2004, we own and operate 139 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 27 states and the District of Columbia. We also franchise our concept and currently have 29 additional restaurants, which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 19 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive, casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into four classes: 1) the Pre-2002 class which consists of 94 restaurants; 2) the Class of 2002 which consists of 18 restaurants; 3) the Class of 2003 which consists of 22 restaurants and 4) the Class of 2004 which consists of 1 restaurant.

We are opening a new restaurant prototype in 2004, which is larger than our former prototype and has been designed to encourage a more adult experience and increase alcohol sales. We plan to open approximately 10 additional full service new prototype restaurants in 2004 and have begun construction, signed lease agreements or have letters of intent for all of these additional restaurants. As of May 7, 2004 we have purchased one previously franchised full service restaurant and one previously franchised ASAP restaurant.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended March 28, 2004 and March 30, 2003 consist of thirteen weeks. In calculating company-owned comparable restaurant sales, for the quarters ended March 28, 2004 and March 30, 2003, we include a restaurant in the comparable base once it has been open for 12 months. In future Securities and Exchange Commission reports we will include restaurants in the comparable base once they have been open for 18 months as well as noting the 12-month comparable base for prior year comparison purposes through the end of this year.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, deferred tax assets, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Form 10-K/A filed for fiscal year ended December 28, 2003.

Results of Operations

Our operating results for the three months ended March 28, 2004 and March 30, 2003 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended
	March 28, 2004	March 30, 2003
Revenues:
Restaurant sales	99.1%	98.9%
Franchise and other revenues	0.9	1.1

Total revenues	100.0	100.0

Restaurant costs and expenses:
Cost of sales	24.5	24.2
Labor	37.3	37.2
Direct operating and occupancy	21.4	20.3

Total restaurant operating costs	83.2	81.7
General and administrative	6.8	6.0
Depreciation and amortization	4.7	5.1
Pre-opening	0.1	0.9

Operating income	5.9	7.2

Interest income	0.1	0.1
Equity in loss of unconsolidated joint venture	0.0	0.0

Income before income tax provision	6.0	7.3

Income tax provision	1.9	2.5

Net income	4.1%	4.8%

As a result of recently experienced variations in performance among our restaurants opened within the past two years when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped by class in an effort to better clarify unit level economics. Accordingly, supplemental operating information for company-owned restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003, and (D) in 2004, is presented in the table below:

	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Restaurant Operating Margin (1)	Restaurant Operating Margin % (2)
Pre-2002	94	$60,413	$73,825	$14,501	19.6%
Prior Year	96	$55,697	$69,510	$13,554	19.5%
Year over year change		8.5%	6.2%	7.0%	10	bps

Class of 2002	18	$46,584	$10,901	$1,307	12.0%
Prior Year	18	$46,674	$10,922	$1,081	9.9%
Year over year change		(0.2%)	(0.2%)	20.9%	210	bps

Class of 2003	22	$38,851	$11,111	$413	3.7%
Prior Year	4	$44,985	$733	$(12)	(1.6%)
Year over year change		(13.6%)	1415.8%	(3541.7%)	530	bps

Class of 2004	1	$50,574	$657	$106	16.1%

ASAPs and other	4	$24,213	$1,259	$52	4.2%
Prior Year	3	$19,740	$769	$294	37.9%
Year over year change		22.7%	63.7%	(82.3%)	(3,370	)bps

Total restaurants	139	$54,097	$97,753	$16,379	16.8%
Prior Year	121	$53,298	$81,934	$14,917	18.2%
Year over year change		1.5%	19.3%	9.8%	(145	)bps

(1)	Restaurant operating margin is defined as restaurant sales less restaurant operating costs. The table above represents the restaurant operating margin for the first three months of 2004 and 2003, which consists of sales of $97,753 and $81,934 and operating costs of $81,374 and $67,017, respectively.
(2)	Restaurant operating margin percentages are expressed as a percentage of restaurant sales.

Three months ended March 28, 2004 compared to the three months ended March 30, 2003

Total Revenues. Total revenues increased by $ 15.7 million, or 19.0%, to $98.6 million in the first quarter of 2004 from $82.9 million for the first quarter of 2003 due to a $15.8 million increase in restaurant sales and a $46,000 decrease in franchise and other revenues. The increase in restaurant sales was due to $657,000 in sales derived from the one restaurant in the class of 2004, $10.4 million in additional sales from the 22 restaurants in the class of 2003 and $4.7 million in additional sales from the 115 full service and mature ASAP restaurants comparable sales increases of 6.2% on a 12-

month basis. The increase in 12-month comparable restaurant sales was driven by increases in customer counts of 3.8%, pricing of 1.6% and menu mix of 0.8%. The 18-month comparable base restaurant increase was 7.2%. The decrease in franchise and other revenues was primarily due to reduction of Kraft income, the transfer of two previously franchised stores to company owned stores in 2004 and a one time initial franchise fee received in the first quarter of 2003 partially offset by higher 12-month comparable franchise sales.

Cost of sales. Cost of sales increased by $4.1 million, or 20.6%, to $24.0 million for the first quarter of 2004 from $19.9 million for the first quarter of 2003. Cost of sales as a percentage of restaurant sales increased to 24.5% for the first quarter of 2004 from 24.2% in the comparable quarter for the prior year. This increase was primarily due to higher cheese costs and higher chicken costs.

Labor. Labor increased by $6.0 million, or 19.7%, to $36.5 million for the first quarter of 2004 from $30.5 million for the first quarter of 2003. Labor as a percentage of restaurant sales increased to 37.3% for the first quarter of 2004 from 37.2% for the first quarter of 2003. The increase in labor as a percentage of restaurant sales was primarily due to the deleveraging effect on the fixed nature of management salaries and lower weekly sales volumes from the classes of 2002 and 2003.

Direct operating and occupancy. Direct operating and occupancy increased by $4.2 million, or 25.1%, to $20.9 million for the first quarter of 2004 from $16.7 million for the first quarter of 2003. Direct operating and occupancy as a percentage of restaurant sales increased to 21.4% for the first quarter of 2004 from 20.3% for the first quarter of 2003. The increase was primarily due to higher triple net and rent charges for newer stores that have yet to reach mature sales levels, a new china rollout and increased advertising spend for the stores in the classes of 2002 and 2003 with lower weekly sales averages compared to the first quarter of 2003.

General and administrative. General and administrative increased by $1.7 million, or 34.0%, to $6.7 million for the first quarter of 2004 from $5.0 million for the first quarter of 2003. General and administrative as a percentage of total revenues increased to 6.8% for the first quarter of 2004 compared to 6.0% for the first quarter of 2003. The $1.7 million increase in general and administrative expenses was primarily due to personnel increases in quality assurance, facilities and operational departments.

Depreciation and amortization. Depreciation and amortization increased by $400,000, or 9.5%, to $4.6 million for the first quarter of 2004 from $4.2 million for the first quarter of 2003. The increase was primarily due to the 18 new restaurants opened after the first quarter of 2003 and the purchase of two previously franchised restaurants during the first three months of 2004.

Pre-opening. Pre-opening decreased by $656,000, or 91.1%, to $64,000 for the first quarter of 2004 from $720,000 for the first quarter of 2003. The first quarter balance in 2004 relates to carryover costs from prior year compared to four new restaurants in the first quarter of 2003.

Interest income. Interest income decreased by $16,000, or 14.3%, to $96,000 for the first quarter of 2004 from $112,000 for the first quarter of 2003. The decrease was a result of the lower interest rates at the beginning of 2004 compared to the prior year.

Income tax provision. The income tax provision for the first quarter of 2004 and 2003 was based on annual effective tax rates applied to the income before income tax provision. A rate of 32.0% was applied to the first quarter of 2004 and 34.0% to the first quarter of 2003. These rates comprise the federal and state statutory rates, less any tax credits, based on the estimated annual effective tax rates for the year.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our stock on August 2, 2000. For the first three months of 2004, net cash flow provided by operating activities was $9.7 million compared to $5.3 million for the first three months of 2003. Net cash flow provided by operating activities for the first three months of 2004 was higher than the first three months of 2003 primarily due to differences in calendar and fiscal month end cut off periods.

Net cash used in investing activities for the first three months of 2004 was $11.3 compared to $21.8 million for the first three months of 2003. We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. We purchased two previously franchised restaurants in the first three months of 2004 compared to opening four restaurants in the same period last year. Capital expenditures of $2.5 million and $11.2 million for the first three months of 2004 and 2003, respectively was the result of $709,000 spent on new restaurants compared to $8.8 million in 2003 and $1.7 million spent on capitalized maintenance and remodels compared to $2.4 million in 2003. The purchase of assets of $1.2 million, in 2004, consisted of two previously franchised restaurants, one full service and one ASAP. We will open approximately 10 new prototype restaurants during the remainder of 2004. This compares to a total of 22 full service restaurants in fiscal year 2003. The new restaurant prototype, which is larger than our former prototype and has been designed to encourage a more adult experience and increase alcohol sales, will require on average a higher net investment than our historical restaurants. However, we expect corresponding sales to be higher and ultimately generate a higher restaurant cash flow. Pre-opening expenses for each of these new restaurants is expected to average approximately $185,000 per restaurant; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Additionally, we invested $7.5 million and $8.6 million of our cash equivalents into marketable securities for the first three months of 2004 and 2003, respectively, to maximize our interest income. In 2003, we invested $2.0 million for a 25% equity interest in a new restaurant concept called LA Food Show.

Net cash provided by financing activities was $889,000 for the first three months of 2004 compared to $1.2 million for the first three months of 2003 and consisted of employee stock purchase plan of $440,000 and $578,000, respectively and common stock option exercises of $449,000 and $576,000, respectively.

We have a $20.0 million revolving line of credit, of which nothing was currently outstanding as of March 28, 2004. The line of credit expires on June 30, 2004 and bears interest at either LIBOR plus 1.0% or the bank base rate minus 0.75%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $3.5 million as of March 28, 2004. In addition, the credit facility includes financial and non-financial covenants with which we were in full compliance as of March 28, 2004.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non-compliance with our credit facility financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of March 28, 2004 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At March 28, 2004 our net investment in LA Food Show, Inc., was $1.6 million.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. As of May 3, 2004 we have approximately a $215,000 receivable associated with the employee lease agreement.

One of our directors, Mr. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. We recorded an aggregate of $61,000 in such fees during the first three months of 2003. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California, LLC for $2.5 million. These California restaurants, one ASAP and one full service are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.3 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC, which is wholly owned by Mr. Caruso.

For the 18 weeks to May 2, 2004, we made aggregated lease payments of $75,000 and $67,000 to Caruso Affiliated Holdings (CAH) for two California store locations, Thousand Oaks and Marina Del Rey, respectively. These payments consisted of rent of $57,000 and $40,000, common area maintenance charges of $18,000 and $10,000 and percentage rent of zero and $17,000, respectively. CAH was the owner of record prior to our purchase of the Thousand Oaks store on December 29, 2003 and CAH purchased Marina Waterside shopping center, where our Marina Del Rey store is located, on January 20, 2004.

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

The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of March 28, 2004 we held $26.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon that evaluation, our Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control (including corrective actions with regard to significant deficiencies or material weaknesses) over financial reporting (as required by the Exchange Act) that occurred during the quarter ended March 28, 2004.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 5.	OTHER INFORMATION

Annual Meeting

Our Board of Directors has moved our 2004 Annual Meeting of Shareholders to a date more than 30 days after the date of last year’s meeting. As a result, shareholder proposals must be submitted to our principal executive offices located at 6053 West Century Boulevard, 11th Floor, Los Angeles, California 90045, Attention: Corporate Secretary, by May 10, 2004 for inclusion in our proxy materials related to the 2004 Annual Meeting of Shareholders. Any such proposals must also comply with the proxy rules under the Securities Exchange Act of 1934, as amended, including Rule 14a-8. For any proposal that is not submitted for inclusion in our proxy materials for the 2004 Annual Meeting of Shareholders, but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, permits us to exercise discretionary voting authority under proxies we solicit unless we are notified about the proposal on or before May 10, 2004, and the shareholder satisfies the other requirements of Rule 14a-4(c).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

a)	We filed a press release describing certain financial results issued on January 6, 2004 on Form 8-K under Item 12 on January 6, 2004.

b)	We filed an earnings release describing fourth quarter and fiscal year end results issued on January 29, 2004 on Form 8-K under Item 12 on February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004

CALIFORNIA PIZZA KITCHEN, INC.

By:	/S/ LARRY S. FLAX

Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/S/ RICHARD L. ROSENFIELD

Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/S/ SUSAN M. COLLYNS

Susan M. Collyns Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002