Form 10-K/A
period 2003-12-28
CALIFORNIA PIZZA KITCHEN INC
filed 2004-05-14
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On March 12, 2004, we filed our Annual Report on Form 10-K for the year ended December 28, 2003 (the “Original Report”) with the Securities and Exchange Commission and on April 26, 2004, we filed a Form 10-K/A to include the information required to be disclosed in Part III. Due to a typographical error, the date of the report of our independent auditors was changed from its original date of January 24, 2004. We are filing this Form 10-K/A (Amendment No. 2) to return the date of that report to its original date. We have not made any other changes.

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

Dated: May 13, 2004	California Pizza Kitchen, Inc.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	May 13, 2004

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	May 13, 2004

/s/ SUSAN M. COLLYNS Susan M. Collyns	Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)	May 13, 2004

/s/ WILLIAM C. BAKER William C. Baker	Director	May 13, 2004

/s/ RICK J. CARUSO Rick J. Caruso	Director	May 13, 2004

/s/ HENRY GLUCK Henry Gluck	Director	May 13, 2004

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	May 13, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

4.2(A)	Registration Rights Agreement dated September 30, 1997

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	Third Amended and Restated Employment Agreement of Richard L. Rosenfield dated July 6, 2000

10.3(A)	Third Amended and Restated Employment Agreement of Larry S. Flax dated July 6, 2000

10.4(A)	Severance Agreement between Frederick R. Hipp and California Pizza Kitchen, Inc. dated March 31, 1998

10.5(A)	Severance Agreement between Tom N. Jenneman and California Pizza Kitchen, Inc. dated November 1999

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Credit Agreement by and between California Pizza Kitchen, Inc. and Bank of America, N.A., dated December 15, 2000

10.10(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.11(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.12(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.14(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.15(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.16(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto.

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.