Form 10-Q
period 2004-06-27
CALIFORNIA PIZZA KITCHEN INC
filed 2004-08-06
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

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

Los Angeles, California 90045-6438

(Address of principal executive offices, including zip code)

(310) 342-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

There were 19,166,965 shares outstanding Common Stock of the Registrant as of August 2, 2004.

California Pizza Kitchen, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	June 27, 2004	December 28, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,197	$15,877
Investments in marketable securities	28,415	18,904
Trade accounts receivable	1,406	2,591
Inventories	2,949	2,892
Prepaid expenses and other current assets	3,559	3,702

Total current assets	56,526	43,966
Property and equipment, net	130,683	130,532
Investment in unconsolidated joint venture	1,575	1,651
Deferred taxes	6,478	6,478
Other assets	3,988	2,958

Total assets	$199,250	$185,585

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,273	$4,069
Accrued compensation and benefits	13,887	12,034
Accrued rent	8,332	7,845
Other accrued liabilities	10,162	9,536
Accrued income tax	84	1,375

Total current liabilities	36,738	34,859

Other liabilities	4,059	4,613

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock—$.01 par value, 80,000,000 shares authorized, 19,073,115 and 18,947,164 shares issued and outstanding at June 27, 2004 and December 28, 2003, respectively	191	189
Additional paid-in capital	218,463	215,340
Accumulated deficit	(60,201)	(69,416)

Total shareholders’ equity	158,453	146,113

Total liabilities and shareholders’ equity	$199,250	$185,585

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues:
Restaurant sales	$101,757	$87,113	$199,510	$169,047
Franchise and other revenues	776	751	1,653	1,674

Total revenues	102,533	87,864	201,163	170,721

Restaurant costs and expenses:
Cost of sales	25,028	21,298	49,013	41,155
Labor	37,565	31,355	74,027	61,864
Direct operating and occupancy	21,416	17,943	42,343	34,595

Total restaurant operating costs	84,009	70,596	165,383	137,614
General and administrative	6,338	5,309	13,062	10,292
Depreciation and amortization	4,702	4,370	9,314	8,547
Pre-opening	—	1,065	64	1,785

Operating income	7,484	6,524	13,340	12,483

Other income (expense):
Interest income	121	83	217	177
Equity in loss of unconsolidated joint venture	(39)	(100)	(76)	(100)

Total other income (expense)	82	(17)	141	77

Income before income tax provision	7,566	6,507	13,481	12,560
Income tax provision	2,372	2,112	4,266	4,174

Net income	$5,194	$4,395	$9,215	$8,386

Net income per common share:
Basic	$0.27	$0.23	$0.48	$0.45

Diluted	$0.27	$0.23	$0.48	$0.44

Weighted average shares used in calculating net income per common share
Basic	19,061	18,848	19,027	18,825

Diluted	19,175	19,007	19,124	19,036

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	June 27, 2004	June 29, 2003
Operating activities:
Net income	$9,215	$8,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,314	8,547
Equity in loss of unconsolidated joint venture	76	100
Changes in operating assets and liabilities:
Trade accounts receivable	1,185	1,540
Inventories	(27)	(20)
Prepaid expenses and other assets	136	(129)
Accounts payable	204	(706)
Accrued liabilities	1,675	2,243
Other liabilities	(554)	(113)

Net cash provided by operating activities	21,224	19,848
Investing activities:
Capital expenditures	(8,060)	(24,245)
Purchase of assets of former franchisee	(1,208)	—
Investments in marketable securities	(9,511)	(7,536)
Investment in unconsolidated joint venture	—	(2,000)

Net cash used in investing activities	(18,779)	(33,781)
Financing activities:
Net proceeds from issuance of common stock	1,875	1,378

Net cash provided by financing activities	1,875	1,378

Net increase (decrease) in cash and cash equivalents	4,320	(12,555)
Cash and cash equivalents at beginning of period	15,877	31,261

Cash and cash equivalents at end of period	$20,197	$18,706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,517	$1,196

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 27, 2004

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

2. Common Stock

On January 15, 2004, employees purchased 27,364 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440,000. Additionally, employees exercised options to purchase 98,587 shares of common stock during the first six months ended June 27, 2004, which resulted in net proceeds to the Company of $1,435,000.

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

3. Long-term Debt and Credit Facilities

The Company amended and restated a $20.0 million revolving line of credit with Bank of America, N.A on June 30, 2004. The credit facility now expires on June 30, 2007. The line of credit, as amended, bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. The predecessor line of credit that expired on June 30, 2004 bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%. No amounts were outstanding as of June 27, 2004. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of June 27, 2004. The credit facility also includes financial and non-financial covenants, of which the Company was in compliance as of June 27, 2004.

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

The Company adopted the “disclosure only” provisions of SFAS No. 123, as amended by SFAS No. 148, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards for the period ended June 27, 2004 and June 29, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro-forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income as reported	$5,194	$4,395	$9,215	$8,386
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	741	693	1,379	1,348

Pro forma net income	$4,453	$3,702	$7,836	$7,038

Net income per share:
Basic, as reported	$0.27	$0.23	$0.48	$0.45
Basic, pro forma	$0.23	$0.20	$0.41	$0.37
Diluted, as reported	$0.27	$0.23	$0.48	$0.44
Diluted, pro forma	$0.23	$0.19	$0.41	$0.37
Weighted average shares used in computation:
Basic	19,061	18,848	19,027	18,825
Diluted	19,175	19,007	19,124	19,036

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 27, 2004 and June 29, 2003, respectively.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Risk free interest rate	3.03%	2.53%	3.03%	2.53%
Expected lives (in years)	5.00	5.00	5.00	5.00
Dividend yield	—%	—%	—%	—%
Expected volatility	0.31%	0.42%	0.31%	0.42%

5. Net Income Per Share

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and six months ended June 27, 2004 and June 29, 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Numerator for basic and diluted net income per common share	$5,194	$4,395	$9,215	$8,386

Denominator:
Denominator for basic net income per common share weighted average shares	19,061	18,848	19,027	18,825
Employee stock options	114	159	97	211

Denominator for diluted net income per common share weighted average shares	19,175	19,007	19,124	19,036

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of August 6, 2004, we own and operate 140 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 26 states and the District of Columbia. We also franchise our concept and currently have 29 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 19 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into four classes: 1) the Pre-2002 class which consists of 94 restaurants; 2) the Class of 2002 which consists of 18 restaurants; 3) the Class of 2003 which consists of 22 restaurants and 4) the Class of 2004 which consists of one restaurant.

As of August 6, 2004 we have opened one new restaurant prototype, which is larger than our former prototype and has been designed to encourage a more adult experience and increase alcohol sales. We plan to open approximately four to six additional new prototype full service restaurants and one ASAP restaurant in 2004 and have begun construction and have signed lease agreements for all of these additional restaurants. On December 29, 2003 we purchased one previously franchised full service restaurant and one previously franchised ASAP restaurant.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and six months ended June 27, 2004 and June 29, 2003 consist of 13 weeks and 26 weeks, respectively. In calculating company-owned comparable restaurant sales for the quarter ended June 27, 2004 we include a restaurant in the comparable base once it has been open for 18 months. In addition, we will include the 12-month comparable base for prior year comparison purposes through the end of 2004.

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

Results of Operations

Our operating results for the three and six months ended June 27, 2004 and June 29, 2003 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues:
Restaurant sales	99.2%	99.1%	99.2%	99.0%
Franchise and other revenues	0.8	0.9	0.8	1.0

Total revenues	100.0	100.0	100.0	100.0

Restaurant costs and expenses:
Cost of sales	24.6	24.4	24.6	24.3
Labor	36.9	36.0	37.1	36.6
Direct operating and occupancy	21.1	20.6	21.2	20.5

Total restaurant operating costs	82.6	81.0	82.9	81.4
General and administrative	6.2	6.0	6.5	6.0
Depreciation and amortization	4.6	5.0	4.6	5.0
Pre-opening	—	1.2	—	1.0

Operating income	7.3	7.4	6.6	7.3

Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Equity in loss of unconsolidated joint venture	—	(0.1)	—	(0.1)

Total other income (expense)	0.1	—	0.1	—

Income before income tax provision	7.4	7.4	6.7	7.3

Income tax provision	(2.3)	(2.4)	(2.1)	(2.4)

Net income	5.1%	5.0%	4.6%	4.9%

As a result of recently experienced variations in performance among our restaurants opened within the past two years when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped by class in an effort to better clarify unit level economics. Accordingly, supplemental information for company-owned restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003, and (D) in 2004, is presented in the table below:

Second Quarter 2004	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Restaurant Operating Margin (1)	Restaurant Operating Margin % (2)
Pre-2002
Q2, 2004	94	62,818	76,701	15,578	20.3%
Q2, 2003	96	57,945	72,316	15,167	21.0%
Year over year change		8.4%	6.1%	2.7%	(70	)bps

Class of 2002
Q2, 2004	18	49,163	11,504	1,355	11.8%
Q2, 2003	18	46,380	10,853	1,239	11.4%
Year over year change		6.0%	6.0%	9.4%	40	bps

Class of 2003
Q2, 2004	22	40,201	11,497	549	4.8%
Q2, 2003	10	41,398	3,129	80	2.6%
Year over year change		-2.9%	267.4%	586.3%	220	bps

Class of 2004
Q2, 2004	1	52,021	676	121	17.9%

ASAPs and other
Q2, 2004	4	26,498	1,378	145	10.5%
Q2, 2003	3	20,921	816	32	3.9%
Year over year change		26.7%	68.9%	353.1%	660	bps

Total restaurants
Q2, 2004	139	56,344	101,757	17,748	17.4%
Q2, 2003	127	54,563	87,113	16,518	19.0%
Year over year change		3.3%	16.8%	7.4%	(160	)bps
Year to Date 2004	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Restaurant Operating Margin (1)	Restaurant Operating Margin % (2)
Pre-2002
YTD, 2004	94	61,615	150,526	30,079	20.0%
YTD, 2003	96	56,821	141,825	28,721	20.3%
Year over year change		8.4%	6.1%	4.7%	(30	)bps

Class of 2002
YTD, 2004	18	47,874	22,405	2,662	11.9%
YTD, 2003	18	46,527	21,775	2,320	10.7%
Year over year change		2.9%	2.9%	14.7%	120	bps

Class of 2003
YTD, 2004	22	39,526	22,609	962	4.3%
YTD, 2003	10	42,034	3,861	67	1.7%
Year over year change		-6.0%	485.6%	1335.8%	260	bps

Class of 2004
YTD, 2004	1	51,297	1,334	227	17.0%

ASAPs and other
YTD, 2004	4	25,355	2,637	197	7.5%
YTD, 2003	3	20,331	1,586	325	20.5%
Year over year change		24.7%	66.3%	-39.4%	(1,300	)bps

Total restaurants
YTD, 2004	139	55,220	199,510	34,127	17.1%
YTD, 2003	127	53,942	169,047	31,433	18.6%
Year over year change		2.4%	18.0%	8.6%	(150	)bps

(1) Restaurant operating margin is defined as restaurant sales less restaurant operating costs.

(2) Restaurant operating margin percentages are expressed as a percentage of restaurant sales.

Three months ended June 27, 2004 compared to the three months ended June 29, 2003

Total Revenues. Total revenues increased by $14.6 million, or 16.7%, to $102.5 million in the second quarter of 2004 from $87.9 million for the second quarter of 2003 due to a $14.6 million increase in restaurant sales and a $25,000 increase in franchise and other revenues. The increase in restaurant sales was due to an 8.4% increase in weekly sales averages for the Pre-2002 class, $11.5 million in sales derived from each of the Classes of 2002 and 2003, $676,000 in sales derived from one restaurant in the Class of 2004 and $1.4 million in sales derived from four ASAP restaurants. The 18 and 12-month comparable base restaurant increase was 7.3% and 6.6%, respectively. The 7.3% increase in 18-month comparable restaurant sales was driven by a 2.1% increase in customer counts, a 4.5% increase in pricing and menu mix changes of 0.7%. The 6.6% increase in 12-month comparable restaurant sales was driven by a 1.5% increase in customer counts, a 4.5% increase in pricing and menu mix changes of 0.6%. The increase in franchise and other revenues was primarily due to an increase in comparable sales for ASAP franchises and Kraft income partially offset by the transfer of two previously franchised stores to company-owned stores in 2004.

Cost of sales. Cost of sales increased by $3.7 million, or 17.4%, to $25.0 million for the second quarter of 2004 from $21.3 million for the second quarter of 2003. Cost of sales as a percentage of restaurant sales increased to 24.6% for the second quarter of 2004 from 24.4% in the comparable quarter for the prior year. This increase was primarily due to higher cheese and chicken costs offset by better management of grocery items which resulted in lower costs.

Labor. Labor increased by $6.2 million, or 19.7%, to $37.6 million for the second quarter of 2004 from $31.4 million for the second quarter of 2003. Labor as a percentage of restaurant sales increased to 36.9% for the second quarter of 2004 from 36.0% for the second quarter of 2003. The increase in labor as a percentage of restaurant sales was primarily due to training costs related to new menu rollout and the deleveraging effect on the fixed nature of management salaries for the 18 and 22 stores in the Classes of 2002 and 2003, respectively.

Direct operating and occupancy. Direct operating and occupancy increased by $3.5 million, or 19.6%, to $21.4 million for the second quarter of 2004 from $17.9 million for the second quarter of 2003. Direct operating and occupancy as a percentage of restaurant sales increased to 21.1% for the second quarter of 2004 from 20.6% for the second quarter of 2003. The increase was primarily due to the deleveraging effect on occupancy costs from the Classes of 2002 and 2003 that have lower weekly sales averages and increased advertising expense.

General and administrative. General and administrative increased by $1.0 million, or 18.9%, to $6.3 million for the second quarter of 2004 from $5.3 million for the second quarter of 2003. General and administrative as a percentage of total revenues increased to 6.2% for the second quarter of 2004 compared to 6.0% for the second quarter of 2003. This increase in general and administrative expenses was primarily due to personnel increases in quality assurance, facilities and operational departments and increased professional fees.

Depreciation and amortization. Depreciation and amortization increased by $300,000, or 7.5%, to $4.7 million for the second quarter of 2004 from $4.4 million for the second quarter of 2003. The increase was primarily due to the 12 new restaurants opened after the second quarter of 2003 and the purchase of two previously franchised restaurants during the first six months of 2004.

Pre-opening. There were no pre-opening costs for the second quarter of 2004 compared to $1.1 million incurred in the second quarter of 2003. The decrease was a result of no stores opening in the second quarter of 2004 compared to four stores opening in the second quarter of 2003.

Interest income. Interest income increased by $38,000, or 45.8%, to $121,000 for the second quarter of 2004 from $83,000 for the second quarter of 2003. The increase was a result of a higher cash balance in the second quarter of 2004 compared to the second quarter of 2003.

Income tax provision. The income tax provision for the second quarter of 2004 and 2003 was based on estimated annual effective tax rates. A rate of 31.4% was applied to the second quarter of 2004 and 32.5% to the second quarter of 2003. These rates comprise the federal and state statutory rates, less any tax credits, based on the estimated annual effective tax rates for the year.

Six months ended June 27, 2004 compared to the six months ended June 29, 2003

Total Revenues. Total revenues increased by $30.5 million, or 17.9%, to $201.2 million in the first six months of 2004 from $170.7 million for the first six months of 2003 due to a $30.5 million increase in restaurant sales and a $21,000 decrease in franchise and other revenues. The increase in restaurant sales was due to an 8.4% increase in weekly sales averages for the Pre-2002 class, $22.4 million and $22.6 million in sales derived from the Classes of 2002 and 2003, respectively, $1.3 million in sales derived from one restaurant in the Class of 2004 and $2.6 million in sales derived from four ASAP restaurants. The 18 and 12-month comparable base restaurant increase was 7.3% and 6.4%, respectively. The 7.3% increase in 18-month comparable restaurant sales was driven by a 3.4% increase in customer counts, a 3.1% increase in pricing and menu mix changes of 0.8%. The 6.4% increase in 12-month comparable restaurant sales was driven by a 2.6% increase in customer counts, a 3.1% increase in pricing and menu mix changes of 0.7%. The decrease in franchise and other revenues was due primarily to a decrease in royalties from Kraft’s distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $7.8 million, or 18.9%, to $49.0 million for the first six months of 2004 from $41.2 million for the first six months of 2003. Cost of sales as a percentage of restaurant sales increased to 24.6% for the first six months of 2004 from 24.3% in the comparable period. This increase was primarily due to higher cheese and chicken costs.

Labor. Labor increased by $12.1 million, or 19.5%, to $74.0 million for the first six months of 2004 from $61.9 million for the first six months of 2003. Labor as a percentage of restaurant sales increased to 37.1% for the first six months of 2004 from 36.6% for the first six months of 2003. The increase in labor as a percentage of restaurant sales was primarily due to training costs related to new menu rollout and the deleveraging effect on the fixed nature of management salaries for the 18 and 22 stores in the Classes of 2002 and 2003, respectively.

Direct operating and occupancy. Direct operating and occupancy increased by $7.7 million, or 22.3%, to $42.3 million for the first six months of 2004 from $34.6 million for the first six months of 2003. Direct operating and occupancy as a percentage of restaurant sales increased to 21.2% for the first six months of 2004 from 20.5% for the first six months of 2003. The increase was primarily due to the deleveraging effect on occupancy costs from the Classes of 2002 and 2003 that have lower weekly sales averages and increased advertising expense.

General and administrative. General and administrative increased by $2.8 million, or 27.2%, to $13.1 million for the first six months of 2004 from $10.3 million for the first six months of 2003. General and administrative as a percentage of total revenues increased to 6.5% for the first six months of 2004 compared to 6.0% for the first six months of 2003. The $2.8 million increase in general and administrative expenses was primarily due to personnel increases in quality assurance, facilities and operational departments and increased professional fees.

Depreciation and amortization. Depreciation and amortization increased by $800,000, or 9.4%, to $9.3 million for the first six months of 2004 from $8.5 million for the first six months of 2003. The increase was primarily due to the 12 new restaurants opened after the second quarter of 2003 and the purchase of two previously franchised restaurants during the first six months of 2004.

Pre-opening. Pre-opening costs were $64,000 for the first six months of 2004 compared to $1.8 million for the first six months of 2003. The decrease was a result of no new stores opening in the first six months of 2004 compared to 10 stores opening in the first six months of 2003.

Interest income. Interest income increased by $40,000, or 22.6%, to $217,000 for the first six months of 2004 from $177,000 for the first six months of 2003. The increase was a result of a higher cash balance in the first six months of 2004 compared to the first six months of 2003.

Income tax provision. The income tax provision for the first six months of 2004 and 2003 was based on estimated annual effective tax rates. A rate of 31.6% was applied to the first six months of 2004 and 33.2% to the first six months of 2003. These rates comprise the federal and state statutory rates, less any tax credits, based on the estimated annual effective tax rates for the year.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our stock on August 2, 2000. For the first six months of 2004, net cash flow provided by operating activities was $21.2 million compared to $19.8 million for the first six months of 2003. Net cash flow provided by operating activities for the first six months of 2004 was higher than the first six months of 2003 primarily due to an increase in net income accompanied by a decrease in cash provided by changes in operating assets and liabilities.

Net cash used in investing activities for the first six months of 2004 was $18.8 million compared to $33.8 million for the first six months of 2003. We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. We purchased two previously franchised restaurants in the first six months of 2004 compared to opening ten restaurants in the same period last year. Capital expenditures of $8.1 million and $24.2 million for the first six months of 2004 and 2003, respectively, was the result of $3.3 million spent on new restaurants compared to $19.0 million in 2003 and $4.8 million spent on capitalized maintenance and remodels in 2004 compared to $5.2 million in 2003. The purchase of assets of $1.2 million in the first six months of 2004 consisted of two previously franchised restaurants, one full service and one ASAP.

We have opened one new prototype full service restaurant and remodeled one existing full service restaurant as of August 6, 2004. In addition, we will open approximately four to six full service restaurants during the remainder of 2004. This compares to a total of 22 full service restaurants in fiscal year 2003. The new restaurant prototype, which is larger than our former prototype and has been designed to encourage a more adult experience and increase alcohol sales, will require on average a higher net investment than our historical restaurants. However, we expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening expenses for each of these new restaurants is expected to average approximately $200,000 per restaurant; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Additionally, we invested $9.5 million and $7.5 million of our cash equivalents into marketable securities for the first six months of 2004 and 2003, respectively, to maximize our interest income. In 2003, we invested $2.0 million for a 25% equity interest in a new restaurant concept called LA Food Show.

Net cash provided by financing activities was $1.9 million for the first six months of 2004 compared to $1.4 million for the first six months of 2003 and consisted of employee stock purchase plan of $440,000 and $578,000, respectively, and common stock option exercises of $1.4 million and $800,000, respectively.

The Company amended and restated a $20.0 million revolving line of credit with Bank of America, N.A on June 30, 2004. The credit facility now expires on June 30, 2007. The line of credit, as amended, bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. The predecessor line of credit that expired on June 30, 2004 bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%. No amounts were outstanding as of June 27, 2004. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of June 27, 2004, an increase of $800,000 from the second quarter of 2003. The credit facility also includes financial and non-financial covenants, of which the Company was in compliance as of June 27, 2004.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non-compliance with our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of June 27, 2004 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Commitments

The following table summarizes our contractual commitments as of August 1, 2004 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations (1)
	$203.6	$11.4	$47.3	$45.2	$99.7

	$203.6	$11.4	$47.3	$45.2	$99.7

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At June 27, 2004 our net investment in LA Food Show, Inc. was $1.6 million.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. As of August 1, 2004 we have approximately a $217,000 receivable associated with the employee lease agreement.

One of our directors, Mr. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. We recorded an aggregate of $61,000 and $126,000 in such fees during the first three and six months of 2003, respectively. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California, LLC for $2.5 million. These California restaurants, one ASAP and one full service are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.2 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC, which is wholly owned by Mr. Caruso.

For the 31 weeks to August 1, 2004, we made aggregated lease payments of $120,000 and $122,000 to Caruso Affiliated Holdings (CAH), owned and controlled by Mr. Caruso, for two California store locations, Thousand Oaks and Marina Del Rey, respectively. The payments for the Thousand Oaks location consisted of rent and common area maintenance charges of $119,000 and property taxes of $1,000. The payments for the Marina Del Rey location consisted of rent and common area maintenance charges of $87,000 and percentage rent of $35,000. CAH was the owner of record prior to our purchase of the Thousand Oaks store on December 29, 2003 and CAH purchased Marina Waterside shopping center, where our Marina Del Rey store is located, on January 20, 2004.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods at a set, flat fee per case twice a week to all of our restaurants. Our contract with our national master distributor, Meadowbrook Meat Company, Inc., is up for renewal in July 2007. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

Thirty-seven percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Our franchisees and we currently operate a total of 59 restaurants in California (54 are company-owned and five are owned by franchisees), of which 45 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 37.0% of our U.S. based restaurants are located in California and receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Rising insurance costs could negatively impact profitability.

The rising cost of insurance (worker’s compensation insurance, general liability insurance, health insurance and directors and officers’ liability) could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of June 27, 2004 we held $28.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

The Company amended and restated a $20.0 million revolving line of credit with Bank of America, N.A on June 30, 2004. The credit facility now expires on June 30, 2007. The line of credit, as amended, bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. The predecessor line of credit that expired on June 30, 2004 bears interest at either the bank base rate minus 0.75% or LIBOR plus 1.0%. No amounts were outstanding as of June 27, 2004. Should the Company draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

There were no significant changes in our internal control (including corrective actions with regard to significant deficiencies or material weaknesses) over financial reporting (as required by the Exchange Act) that occurred during the quarter ended June 27, 2004.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff is able to achieve class certification and prevails on the merits of the case, we could potentially be liable for significant amounts. We are still investigating the claims and have participated in one full day of private mediation. We have also informally exchanged information and have engaged in numerous meetings and telephone conferences with opposing counsel in furtherance of potential settlement. No discovery has taken place as of yet due to a stay in the proceedings ordered by the Court to allow the private mediation, and no date has been set for a hearing on class certification or for trial. Opposing counsel have recently proposed for filing a Fourth Amended Complaint, which is identical to the Third Amended Complaint, except that it alleges an alternative theory of liability under Section 2699 of the California Labor Code, which is the recently enacted Private Attorneys General Act of 2004. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, and as such we intend to vigorously defend our position.

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

Under our credit facility with Bank of America, N.A., we may pay cash dividends, make other distributions, and repurchase shares of our common stock so long as, after giving effect to the dividend, distribution or repurchase, we maintain liquid assets (including for this purpose the unused and available amount of the commitment under the credit facility), in a minimum amount of $10.0 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2004, we held our Annual Meeting of Shareholders. The matters submitted for vote and related election results were as follows:

1.	To elect William C. Baker, Rick J. Caruso, Larry S. Flax, Henry Gluck, Charles G. Phillips, and Richard L. Rosenfield to our Board of Directors until our next annual meeting of shareholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Withheld
William C. Baker	16,873,974	1,298,246
Rick J. Caruso	16,560,769	1,611,451
Larry S. Flax	17,355,091	817,129
Henry Gluck	16,873,974	1,298,246
Charles G. Phillips	17,118,853	1,053,367
Richard L. Rosenfield	17,355,091	817,129

2.	To approve the adoption of our 2004 Omnibus Incentive Compensation Plan. The results of votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
8,367,637	6,007,281	85,915	3,711,387

3.	To approve the reincorporation of the Company from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary. The results of votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
13,229,010	1,227,681	4,142	3,711,387

4.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 2, 2005. The results of votes cast were as follows:

Votes For	Votes Against	Abstained
17,814,742	352,625	4,853

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.10(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.11(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.12(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.14(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.15(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.16(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.17(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.18(G)	Executive Retirement Savings Plans and Amendments thereto

10.19(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.20(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.21(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.22	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.23	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).
(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.
(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.
(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004
(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).
(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.
(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.
(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(b) Reports on Form 8-K

1)	On June 30, 2004, we filed a Form 8-K under Item 12 which included a press release, issued on June 30, 2004, describing certain financial results.

2)	On July 22, 2004, we filed a Form 8-K under Item 12 which included a press release, issued on July 22, 2004, describing second quarter results.

3)	On April 22, 2004, we filed a Form 8-K under Item 12 which included a press release, issued on April 22, 2004, describing first quarter results.

4)	On March 30, 2004, we filed a Form 8-K under Item 12 which included a press release, issued on March 29, 2004, describing certain financial results and announcing that management would present at the Banc of America Securities Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.6(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.7(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.8(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.9(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.10(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.11(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax , as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.12(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.13(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.14(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.15(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.16(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.17(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.18(G)	Executive Retirement Savings Plans and Amendments thereto

10.19(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.20(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.21(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.22	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.23	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).
(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.
(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.
(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004
(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).
(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.
(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.
(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.