Form 10-Q
period 2004-09-26
CALIFORNIA PIZZA KITCHEN INC
filed 2004-11-04
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

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

As of October 29, 2004, 19,106,542 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	September 26, 2004	December 28, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,229	$15,877
Investments in marketable securities	28,415	18,904
Trade accounts receivable	1,845	2,591
Inventories	2,993	2,892
Prepaid expenses and other current assets	3,373	3,702

Total current assets	55,855	43,966

Property and equipment, net	134,746	130,532
Investment in unconsolidated joint venture	1,542	1,651
Deferred taxes	6,478	6,478
Other assets	4,133	2,958

Total assets	$202,754	$185,585

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,932	$4,069
Accrued compensation and benefits	11,156	12,034
Accrued rent	8,320	7,845
Other accrued liabilities	11,883	9,536
Accrued income tax	252	1,375

Total current liabilities	36,543	34,859

Other liabilities	6,331	4,613

Shareholders’ equity:
Common Stock - $0.01 par value, 80,000,000 shares authorized, 19,036,127 and 18,947,164 shares issued and outstanding at September 26, 2004 and December 28, 2003, respectively	191	189
Additional paid-in capital	217,604	215,340
Accumulated deficit	(57,915)	(69,416)

Total shareholders’ equity	159,880	146,113

Total liabilities and shareholders’ equity	$202,754	$185,585

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues:
Restaurant sales	$105,262	$92,333	$304,772	$261,380
Franchise and other revenues	873	763	2,527	2,437

Total revenues	106,135	93,096	307,299	263,817

Restaurant costs and expenses:
Cost of sales	26,227	22,768	75,240	63,922
Labor	38,127	33,188	112,155	95,053
Direct operating and occupancy	22,391	19,268	64,734	53,865

Total restaurant operating costs	86,745	75,224	252,129	212,840

General and administrative	6,841	5,440	19,902	15,732
Depreciation and amortization	5,817	4,522	15,132	13,087
Pre-opening	200	1,264	264	3,048
Severence charges	—	820	—	820
Loss on impairment of property and equipment	—	12,979	—	12,979
Store closure costs	2,700	—	2,700	—
Legal settlement costs	1,333	—	1,333	—

Operating income (loss)	2,499	(7,153)	15,839	5,311

Other income (expense):
Interest income	157	49	374	244
Equity in loss of unconsolidated joint venture	(33)	(175)	(109)	(275)

Total other income (expense)	124	(126)	265	(31)

Income (loss) before income tax provision	2,623	(7,279)	16,104	5,280
Income tax provision (benefit)	337	(2,433)	4,603	1,740

Net income (loss)	$2,286	$(4,846)	$11,501	$3,540

Net income (loss) per common share:
Basic	$0.12	$(0.26)	$0.60	$0.19

Diluted	$0.12	$(0.26)	$0.60	$0.19

Weighted average shares used in calculating net income per common share
Basic	19,072	18,885	19,042	18,845

Diluted	19,182	18,885	19,142	19,046

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Operating activities:
Net income	$11,501	$3,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,132	13,087
Equity in loss of unconsolidated joint venture	109	275
Loss on impairment of property and equipment	—	12,979
Store closure costs	2,700	—
Changes in operating assets and liabilities:
Trade accounts receivable	746	1,308
Inventories	(71)	(171)
Prepaid expenses and other assets	177	(1,035)
Accounts payable	863	(1,112)
Accrued liabilities	521	(1,775)
Other liabilities	(682)	306

Net cash provided by operating activities	30,996	27,402

Investing activities:
Capital expenditures	(17,941)	(35,232)
Purchase of assets of former franchisee	(1,208)	—
Investments in marketable securities	(9,511)	(9,518)
Investment in unconsolidated joint venture	—	(2,000)

Net cash used in investing activities	(28,660)	(46,750)

Financing activities:
Net proceeds from issuance of common stock	2,366	2,050
Share repurchase	(1,350)	—

Net cash provided by financing activities	1,016	2,050

Net increase (decrease) in cash and cash equivalents	3,352	(17,298)

Cash and cash equivalents at beginning of period	15,877	31,261

Cash and cash equivalents at end of period	$19,229	$13,963

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,601	$2,013

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 26, 2004

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 169 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

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

2. Common Stock

On January 15, 2004 and July 15, 2004 employees purchased 27,364 and 24,371 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440,000 and $391,000, respectively. Additionally, employees exercised options to purchase 107,336 shares of common stock during the first nine months ended September 26, 2004, which resulted in net proceeds to the Company of $1,535,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. As of September 26, 2004, 70,108 shares had been repurchased for an aggregate purchase price of $1.4 million.

On December 29, 2003, the Company purchased certain development rights and the leasehold interests, equipment and other assets utilized in the operation of two California Pizza Kitchen restaurants owned by CAH Restaurants of California, LLC. Approximately 50% of the $2,503,000 aggregate purchase price was paid by the issuance of 67,954 shares of our common stock and the remainder was paid in cash. The shares were issued to Rick J. Caruso, one of the Company’s directors, who owns CAH Restaurants of California, LLC. The issuance of the shares was exempt under Section 4(2) of the Securities Act of 1933, as amended, and under Regulation D as promulgated thereunder, as a transaction not involving any public offering.

On January 14, 2003 and July 15, 2003 employees purchased 29,576 and 29,401 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578,000 and $541,000, respectively. Additionally, employees exercised options to purchase 98,249 shares of common stock during the first nine months ended September 28, 2003, which resulted in net proceeds to the Company of $931,000.

3. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of September 26, 2004. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of September 26, 2004. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of September 26, 2004.

4. Stock Option Plans

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method, and, accordingly, recognizes no compensation expense for the stock option grants.

The following table represents the effect on net income (loss) and earnings per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation (in thousands, except net income (loss) per share):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income (loss) as reported	$2,286	$(4,846)	$11,501	$3,540
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	716	686	2,148	2,071

Pro forma net income (loss)	$1,570	$(5,532)	$9,353	$1,469

Net income (loss) per share:
Basic, as reported	$0.12	$(0.26)	$0.60	$0.19
Basic, pro forma	$0.08	$(0.29)	$0.49	$0.08
Diluted, as reported	$0.12	$(0.26)	$0.60	$0.19
Diluted, pro forma	$0.08	$(0.29)	$0.49	$0.08
Weighted average shares used in computation:
Basic	19,072	18,885	19,042	18,845
Diluted	19,182	18,885	19,142	19,046

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 26, 2004 and September 28, 2003, respectively.

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Risk free interest rate	3.03%	3.23%	3.03%	3.23%
Expected lives (in years)	5.00	5.00	5.00	5.00
Dividend yield	—%	—%	—%	—%
Expected volatility	0.31%	0.42%	0.31%	0.42%

5. Net Income Per Share

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and nine months ended September 26, 2004 and September 28, 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Numerator for basic and diluted net income (loss) per common share	$2,286	$(4,846)	$11,501	$3,540

Denominator:
Denominator for basic net income (loss) per common share weighted average shares	19,072	18,885	19,042	18,845
Employee stock options	110	—	100	201

Denominator for diluted net income (loss) per common share weighted average shares	19,182	18,885	19,142	19,046

6. Change in Accounting Estimate

In the third quarter of 2004, the Company evaluated the useful life of certain assets. This included six older restaurants that will be given a new prototype remodel and are an important part of the Company’s strategic initiatives. Accordingly, and in line with accounting principles generally accepted in the United States, the Company reassessed the useful life of these six restaurants and has taken a charge to accelerate depreciation. Additionally, the Company intends to install a new point of sale system in the first quarter of 2005. Accordingly, we accelerated the depreciation on the existing point of sale system to allow for a complete asset retirement. The new point of sale system is expected to reduce administrative time and increase information which is forecasted to allow operations to manage the business with greater precision and accuracy. The consolidated impact in the third quarter of 2004 resulting from these charges was $1,089,000, or a decrease in net income of $781,000 (0.04 per fully diluted share).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of November 4, 2004, we own and operate 142 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 26 states and the District of Columbia. We also franchise our concept and currently have 29 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 19 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into five classes (as of September 26, 2004): 1) the Pre-2002 class which consists of 94 restaurants; 2) the Class of 2002 which consists of 18 restaurants; 3) the Class of 2003 which consists of 22 restaurants; 4) the Class of 2004 which consists of two restaurants and 5) our ASAP locations which consist of four restaurants.

As of November 4, 2004 we have opened three new prototype full service restaurants, which are larger than our former prototype, and have been designed to encourage a more adult experience and increase alcohol sales. We plan to open one additional new prototype full service restaurant in the fourth quarter of 2004. Additionally, on December 29, 2003 we purchased one previously franchised full service restaurant and one previously franchised ASAP restaurant.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and nine months ended September 26, 2004 and September 28, 2003 consists of 13 weeks and 39 weeks, respectively. In calculating company-owned comparable restaurant sales for the quarter ended September 26, 2004 we include a restaurant in the comparable base once it has been open for 18 months. In addition, we will include the 12-month comparable base for prior year comparison purposes through the end of 2004.

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

Results of Operations

Our operating results for the three and nine months ended September 26, 2004 and September 28, 2003 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues:
Restaurant sales	99.2%	99.2%	99.2%	99.1%
Franchise and other revenues	0.8	0.8	0.8	0.9

Total revenues	100.0	100.0	100.0	100.0

Restaurant costs and expenses:
Cost of sales	24.9	24.7	24.7	24.4
Labor	36.2	35.9	36.8	36.4
Direct operating and occupancy	21.3	20.9	21.2	20.6

Total restaurant operating costs	82.4	81.5	82.7	81.4

General and administrative	6.4	5.8	6.5	6.0
Depreciation and amortization	5.5	4.9	4.9	5.0
Pre-opening	0.2	1.4	0.1	1.2
Severence charges	—	0.9	—	0.3
Loss on impairment of property and equipment	—	13.9	—	4.9
Store closure costs	2.5	—	0.9	—
Legal settlement costs	1.3	—	0.4	—

Operating income (loss)	2.4	(7.7)	5.2	2.0

Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Equity in loss of unconsolidated joint venture	—	(0.2)	—	(0.1)

Total other income (expense)	0.1	(0.1)	0.1	—

Income (loss) before income tax provision	2.5	(7.8)	5.2	2.0
Income tax provision (benefit)	0.3	(2.6)	1.5	0.7

Net income (loss)	2.2%	(5.2)%	3.7%	1.3%

As a result of recently experienced variations in performance among our restaurants opened within the past two years when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped by class in an effort to better clarify unit level economics. Accordingly, supplemental information for ASAP restaurants and full service restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003 and (D) in 2004 is presented in the table below:

Third Quarter 2004	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Restaurant Operating Margin (1)	Restaurant Operating Margin % (2)
Pre-2002
Q3, 2004	94	64,731	78,436	15,864	20.2%
Q3, 2003	96	58,603	73,137	15,226	20.8%
Year over year change		10.5%	7.2%	4.2%	(60	)bps

Class of 2002
Q3, 2004	18	50,899	11,896	1,473	12.4%
Q3, 2003	18	46,581	10,900	1,399	12.8%
Year over year change		9.3%	9.1%	5.3%	(40	)bps

Class of 2003
Q3, 2004	22	43,120	12,332	1,001	8.1%
Q3, 2003	17	44,687	7,431	425	5.7%
Year over year change		-3.5%	66.0%	135.5%	240	bps

Class of 2004
Q3, 2004	2	54,462	1,136	22	1.9%

ASAPs and other
Q3, 2004	4	28,106	1,462	156	10.7%
Q3, 2003	3	22,209	866	57	6.6%
Year over year change		26.6%	68.8%	173.7%	410	bps

Total restaurants
Q3, 2004	140	58,340	105,262	18,516	17.6%
Q3, 2003	134	54,723	92,334	17,107	18.5%
Year over year change		6.6%	14.0%	8.2%	(90	)bps
Year to Date 2004	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Restaurant Operating Margin (1)	Restaurant Operating Margin % (2)
Pre-2002
YTD, 2004	94	62,648	228,962	45,943	20.1%
YTD, 2003	96	57,415	214,962	43,947	20.4%
Year over year change		9.1%	6.5%	4.5%	(30	)bps

Class of 2002
YTD, 2004	18	48,881	34,301	4,135	12.1%
YTD, 2003	18	46,545	32,675	3,719	11.4%
Year over year change		5.0%	5.0%	11.2%	70	bps

Class of 2003
YTD, 2004	22	40,724	34,941	1,963	5.6%
YTD, 2003	17	43,743	11,292	493	4.4%
Year over year change		-6.9%	209.4%	298.2%	120	bps

Class of 2004
YTD, 2004	2	52,706	2,470	249	10.1%

ASAPs and other
YTD, 2004	4	26,272	4,098	353	8.6%
YTD, 2003	3	20,957	2,452	382	15.6%
Year over year change		25.4%	67.1%	-7.6%	(700	)bps

Total restaurants
YTD, 2004	140	56,259	304,772	52,643	17.3%
YTD, 2003	134	54,215	261,381	48,541	18.6%
Year over year change		3.8%	16.6%	8.5%	(130	)bps

(1)	Restaurant operating margin is defined as restaurant sales less restaurant operating costs.
(2)	Restaurant operating margin percentages are expressed as a percentage of restaurant sales.

Three months ended September 26, 2004 compared to the three months ended September 28, 2003

Total Revenues. Total revenues increased by $13.0 million, or 14.0%, to $106.1 million in the third quarter of 2004 from $93.1 million for the third quarter of 2003 due to a $12.9 million increase in restaurant sales and a $110,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 10.5% increase in weekly sales averages for the Pre-2002 class, $11.9 million and $12.3 million in sales derived from the Classes of 2002 and 2003, respectively, $1.1 million in sales derived from two restaurants in the Class of 2004 and $1.5 million in sales derived from four ASAP restaurants. The 18 and 12-month comparable base restaurant increase was 8.7% and 7.5%, respectively. The Company was affected by 121 restaurant closure days during the third quarter of 2004 due to the effects of hurricanes in Florida and restaurant remodel closure days. Eliminating the effects of these restaurant closure days would have resulted in comparable sales of 10.0% and 8.7% on an 18-month and 12-month basis, respectively. The 8.7% increase in 18-month comparable restaurant sales was driven by a 3.3% increase in customer counts, a 4.1% increase in pricing, and menu mix changes of 1.3%. The 7.5% increase in 12-month comparable restaurant sales was driven by a 2.2% increase in customer counts, a 4.1% increase in pricing, and menu mix changes of 1.2%. The increase in franchise and other revenues was primarily due to an increase in comparable sales for ASAP franchises and Kraft income partially offset by the transfer of two previously franchised restaurants to company-owned restaurants in 2004.

Cost of sales. Cost of sales increased by $3.4 million, or 14.9%, to $26.2 million for the third quarter of 2004 from $22.8 million for the third quarter of 2003. Cost of sales as a percentage of restaurant sales increased to 24.9% for the third quarter of 2004 from 24.7% in the comparable quarter for the prior year. This increase was primarily due to higher cheese and chicken costs and lost inventory due to the Florida hurricanes.

Labor. Labor increased by $4.9 million, or 14.8%, to $38.1 million for the third quarter of 2004 from $33.2 million for the third quarter of 2003. Labor as a percentage of restaurant sales increased to 36.2% for the third quarter of 2004 from 35.9% for the third quarter of 2003. The increase in labor as a percentage of restaurant sales was primarily due to restaurant remodel closure days and the deleveraging effect of labor due to the Florida hurricanes.

Direct operating and occupancy. Direct operating and occupancy increased by $3.1 million, or 16.1%, to $22.4 million for the third quarter of 2004 from $19.3 million for the third quarter of 2003. Direct operating and occupancy as a percentage of restaurant sales increased to 21.3% for the third quarter of 2004 from 20.9% for the third quarter of 2003. The increase was primarily due to increased repairs and maintenance and costs associated with a new china rollout.

General and administrative. General and administrative increased by $1.4 million, or 25.9%, to $6.8 million for the third quarter of 2004 from $5.4 million for the third quarter of 2003. General and administrative as a percentage of total revenues increased to 6.4% for the third quarter of 2004 compared to 5.8% for the third quarter of 2003. The increase in general and administrative expenses was primarily due to personnel increases in quality assurance, facilities and operations and increased professional fees associated with Sarbanes-Oxley compliance and our future reincorporation in Delaware.

Depreciation and amortization. Depreciation and amortization increased by $1.3 million, or 28.9%, to $5.8 million for the third quarter of 2004 from $4.5 million for the third quarter of 2003. The increase was primarily due to the six new restaurants opened after the third quarter of 2003, the purchase of two previously franchised restaurants during the first quarter of 2004 and revised estimates of useful lives which accelerated the depreciation on certain restaurant assets located in the restaurants we are remodeling. Additionally, we revised the estimated useful life of our current point of sale system which will be replaced by a new system in the first quarter of 2005.

Pre-opening. Pre-opening costs decreased by $1.1 million, or 84.6%, to $200,000 for the third quarter of 2004 from $1.3 million for the third quarter of 2003. The decrease was a result of one restaurant opening in the third quarter of 2004 compared to seven restaurant openings in the third quarter of 2003.

Severance charges. There were no severance charges in the third quarter of 2004 compared to $820,000 for the third quarter of 2003. Severance charges in the third quarter of 2003 represented payments related to the resignations of our former President and CEO and former VP and Chief Development Officer under the terms of their separation agreements.

Loss on impairment of property and equipment. We did not incur any loss on impairment of property and equipment for the third quarter of 2004 compared to $13.0 million for the third quarter of 2003. The impairment charges were for 11 Company-owned full service restaurants in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the third quarter of 2003.

Store closure costs. We incurred store closure costs of $2.7 million in the third quarter of 2004 compared to none in the third quarter of 2003. These costs related to restaurant lease buyout costs associated with three restaurants we will be closing prior to the end of the fourth quarter.

Legal settlement costs. We incurred legal settlement costs of $1.3 million in the third quarter of 2004 compared to none in the third quarter of 2003. These costs related to the proposed terms of a legal settlement of a class action lawsuit filed against us in February of 2003.

Interest income. Interest income increased by $108,000, or 220.4%, to $157,000 for the third quarter of 2004 from $49,000 for the third quarter of 2003. The increase was a result of a higher cash balance in the third quarter of 2004 compared to the third quarter of 2003.

Income tax provision/benefit. The income tax provision/benefit for the third quarter of 2004 and 2003 was based on estimated annual effective tax rates. A rate of 12.8% was applied to the third quarter of 2004 and 33.4% to the third quarter of 2003. The 12.8% rate in the third quarter of 2004 was to bring the Company into line with an average tax rate of 29.0%. These rates comprise the federal and state statutory rates, less any tax credits, based on the estimated annual effective tax rates for the year.

Nine months ended September 26, 2004 compared to the nine months ended September 28, 2003

Total Revenues. Total revenues increased by $43.5 million, or 16.5%, to $307.3 million in the first nine months of 2004 from $263.8 million for the first nine months of 2003 due to a $43.4 million increase in restaurant sales and a $90,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 9.1% increase in weekly sales averages for the Pre-2002 class, $34.3 million and $34.9 million in sales derived from the Classes of 2002 and 2003, respectively, $2.5 million in sales derived from two restaurants in the Class of 2004 and $4.1 million in sales derived from four ASAP restaurants. The 18 and 12-month comparable base restaurant increase was 7.8% and 6.8%, respectively. The Company was affected by 121 restaurant closure days during the first nine months of 2004 due to the effects of hurricanes in Florida and restaurant remodel closure days. Eliminating the effects of these restaurant closure days would have resulted in comparable sales of 8.2% and 7.2% on an 18-month and 12-month basis, respectively. The 7.8% increase in 18-month comparable restaurant sales was driven by a 3.3% increase in customer counts, a 3.4% increase in pricing, and menu mix changes of 1.1%. The 6.8% increase in 12-month comparable restaurant sales was driven by a 2.3% increase in customer counts, a 3.4% increase in pricing, and menu mix changes of 1.1%. The increase in franchise and other revenues was due primarily to an increase in royalties from Kraft’s distribution of our frozen pizza.

Cost of sales. Cost of sales increased by $11.3 million, or 17.7%, to $75.2 million for the first nine months of 2004 from $63.9 million for the first nine months of 2003. Cost of sales as a percentage of restaurant sales increased to 24.7% for the first nine months of 2004 from 24.4% in the comparable period last year. This increase was primarily due to higher cheese and chicken costs and lost inventory due to the Florida hurricanes.

Labor. Labor increased by $17.1 million, or 18.0%, to $112.2 million for the first nine months of 2004 from $95.1 million for the first nine months of 2003. Labor as a percentage of restaurant sales increased to 36.8% for the first nine months of 2004 from 36.4% for the first nine months of 2003. The increase in labor as a percentage of restaurant sales was primarily due to restaurant remodel closure days and the deleveraging effect of fixed labor due to the Florida hurricanes.

Direct operating and occupancy. Direct operating and occupancy increased by $10.8 million, or 20.0%, to $64.7 million for the first nine months of 2004 from $53.9 million for the first nine months of 2003. Direct operating and occupancy as a percentage of restaurant sales increased to 21.2% for the first nine months of 2004 from 20.6% for the first nine months of 2003. The increase was primarily due to higher repairs and maintenance, the inability of the Classes of 2002 and 2003 to leverage fixed occupancy costs due to lower weekly sales averages and increased advertising expense.

General and administrative. General and administrative increased by $4.2 million, or 26.8%, to $19.9 million for the first nine months of 2004 from $15.7 million for the first nine months of 2003. General and administrative as a percentage of total revenues increased to 6.5% for the first nine months of 2004 compared to 6.0% for the first nine months of 2003. The $4.2 million increase in general and administrative expenses was primarily due to personnel increases in quality assurance, facilities and operations and increased professional fees associated with Sarbanes-Oxley compliance and our future reincorporation in Delaware.

Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 15.3%, to $15.1 million for the first nine months of 2004 from $13.1 million for the first nine months of 2003. The increase was primarily due to the six new restaurants opened after the first nine months of 2003, the purchase of two previously franchised restaurants during the first quarter of 2004 and revised estimates of useful lives which accelerated the depreciation related to restaurant assets located in the restaurants we are remodeling. Additionally, we revised the estimated useful life of our current point of sale system which will be replaced by a new system in the first quarter of 2005.

Pre-opening. Pre-opening costs were $264,000 for the first nine months of 2004 compared to $3.0 million for the first nine months of 2003. The decrease was a result of one new restaurant opening in the first nine months of 2004 compared to 17 restaurant openings in the first nine months of 2003.

Severance charges. There were no severance charges in the first nine months of 2004 compared to $820,000 for the first nine months of 2003. Severance charges in the first nine months of 2003 represented payments related to the resignations of our former President and CEO and former VP and Chief Development Officer under the terms of their separation agreements.

Loss on impairment of property and equipment. We did not incur any loss on impairment of property and equipment for the first nine months of 2004 compared to a loss of $13.0 million for the first nine months of 2003. The impairment charges were for 11 Company-owned full service restaurants, in accordance with SFAS No. 144, in the first nine months of 2003.

Store closure costs. We incurred store closure costs of $2.7 million for the first nine months of 2004 compared to none in the first nine months of 2003. These costs related to restaurant lease buyout costs associated with three restaurants we will be closing prior to the end of the fourth quarter.

Legal settlement costs. We incurred legal settlement costs of $1.3 million for the first nine months of 2004 compared to none in the first nine months of 2003. These costs related to the proposed terms of a legal settlement of a class action lawsuit filed against us in February of 2003.

Interest income. Interest income increased by $130,000, or 53.3%, to $374,000 for the first nine months of 2004 from $244,000 for the first nine months of 2003. The increase was a result of a higher cash balance in the first nine months of 2004 compared to the first nine months of 2003.

Income tax provision. The income tax provision for the first nine months of 2004 and 2003 was based on estimated annual effective tax rates. A rate of approximately 28.6% was applied to the first nine months of 2004 and 33.0% to the first nine months of 2003. These rates comprise the federal and state statutory rates, less any tax credits, based on the estimated annual effective tax rates for the year.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our stock on August 2, 2000. For the first nine months of 2004, net cash flow provided by operating activities was $31.0 million compared to $27.4 million for the first nine months of 2003. Net cash flow provided by operating activities for the first nine months of 2004 was higher than the first nine months of 2003 primarily due to an increase in net income accompanied by an increase in cash provided by changes in operating assets and liabilities.

Net cash used in investing activities for the first nine months of 2004 was $28.7 million compared to $46.8 million for the first nine months of 2003. We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. We purchased two previously franchised restaurants and opened one restaurant in the first nine months of 2004 compared to opening 17 restaurants in the same period last year. Capital expenditures of $17.9 million and $35.2 million for the first nine months of 2004 and 2003, respectively, was the result of $8.2 million spent on new restaurants compared to $27.7 million in 2003 and $9.7 million spent on capitalized maintenance and remodels in 2004 compared to $7.5 million in 2003. The purchase of assets of $1.2 million in the first nine months of 2004 consisted of two previously franchised restaurants, one full service and one ASAP.

We have opened three new prototype full service restaurants and remodeled two existing full service restaurants as of November 4, 2004. In addition, we plan to open one new prototype full service restaurant during the remainder of 2004. This compares to a total of 22 full service restaurants in fiscal year 2003. The new restaurant prototype, which is larger than our former prototype and has been designed to encourage a more adult experience and increase alcohol sales, will require on average a higher net investment than our historical restaurants. However, we expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening expenses for each of these new restaurants is expected to average approximately $200,000 per restaurant; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Additionally, we invested $9.5 million of our cash equivalents into marketable securities for the first nine months of 2004 and 2003 to maximize our interest income. In 2003, we invested $2.0 million for a 25% equity interest in a new restaurant concept called LA Food Show.

Net proceeds from issuance of common stock was $2.4 million for the first nine months of 2004 compared to $2.1 million for the first nine months of 2003 and consisted of purchases under our employee stock purchase plan of $830,000 and $1,120,000, respectively, and common stock option exercises of $1,535,000 and $931,000, respectively. Additionally, in August 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in open market purchases and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired. As of September 26, 2004, 70,108 shares had been repurchased for an aggregate purchase price of $1.4 million. Total net cash provided by financing activities was $1.0 million for the first nine months of 2004 compared to $2.1 million for the first nine months of 2003.

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of September 26, 2004. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of September 26, 2004, an increase of $800,000 from the third quarter of 2003. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of September 26, 2004.

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

As of September 26, 2004 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Commitments

The following table summarizes our contractual commitments as of November 4, 2004 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations (1)	$215.9	$3.8	$49.0	$48.7	$114.4

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At September 26, 2004 our net investment in LA Food Show, Inc. was $1.5 million.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. As of September 26, 2004 we have approximately a $314,000 receivable associated with the employee lease agreement.

One of our directors, Mr. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. We recorded an aggregate of $61,000 and $192,000 in such fees during the first three and nine months of 2003, respectively. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California, LLC for $2.5 million. These California restaurants, one ASAP and one full service, are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.2 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC, an affiliate of Mr. Caruso.

For the 43 weeks to October 24, 2004, we made aggregated lease payments of $150,000 and $168,000 to entities owned by Mr. Caruso, for two California restaurant locations, Thousand Oaks and Marina Del Rey, respectively. The payments for the Thousand Oaks location consisted of rent and common area maintenance charges of $149,000 and property taxes of $1,000. The payments for the Marina Del Rey location consisted of rent and common area maintenance charges of $112,000 and percentage rent of $56,000. Westlake Promenade, LLC was the owner of record prior to our purchase of the Thousand Oaks restaurant on December 29, 2003 and another of Mr. Caruso’s affiliates purchased Marina Waterside shopping center, where our Marina Del Rey restaurant is located, on January 20, 2004.

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

Our franchisees and we currently operate a total of 60 restaurants in California (55 are company-owned and five are owned by franchisees), of which 47 are concentrated in the greater Los Angeles and San Diego metropolitan areas. As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of September 26, 2004 we held $28.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of September 26, 2004. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of September 26, 2004. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of September 26, 2004. Should the Company draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

There were no changes in our internal control (including corrective actions with regard to significant deficiencies or material weaknesses) over financial reporting (as required by the Exchange Act) that occurred during the quarter ended September 26, 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff were able to achieve class certification and prevail on the merits of the case, we could potentially be liable for significant amounts. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. We have informally exchanged information and have engaged in numerous meetings and telephone conferences with opposing counsel in furtherance of settlement, and significant and encouraging progress has been made between the parties. Accordingly, the Company has accrued $1.3 million in litigation reserve based on an estimate of the ultimate costs which may be incurred in connection with this case. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information becomes known.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the third quarter of 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
08/02/04-08/29/04	52,300	$19.28	52,300	$18,991,656

08/30/04-09/26/04	17,808	$18.89	17,808	$18,655,263

Total	70,108	$19.18	70,108	$18,655,263

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in August 2004. Under the plan, up to $20.0 million of Company stock could be reacquired over a 24-month period.

Under our credit facility with Bank of America, N.A., we may pay cash dividends, make other distributions, and repurchase shares of our common stock so long as, after giving effect to the dividend, distribution or repurchase, we maintain liquid assets (including, for this purpose, the unused and available amount of the commitment under the credit facility), in a minimum amount of $10.0 million.

ITEM 6. EXHIBITS

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).
(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).
(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.
(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.
(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).
(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.
(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.
(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.
(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax , as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Shareholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).
(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.
(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.
(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004
(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).
(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.
(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.
(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.
(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.