Form 10-K
period 2005-01-02
CALIFORNIA PIZZA KITCHEN INC
filed 2005-04-04
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 000-31149

California Pizza Kitchen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4040623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6053 West Century Boulevard, 11th Floor

Los Angeles, California 90045-6438

(Address of principal executive offices, including zip code)

(310) 342-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 2004, the last trading day of the second fiscal quarter, was approximately $224 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 30, 2005, 19,304,209 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2005 Annual Meeting of Stockholders to be held May 26, 2005.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2004 ANNUAL REPORT ON FORM 10-K

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended December 31, 2000, December 30, 2001, December 29, 2002, December 28, 2003 and January 2, 2005 are referred to as fiscal years 2000, 2001, 2002, 2003 and 2004, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2004 which was a 53 week year. All prior quarters consisted of 13 weeks except for 2004 which included a final quarter of 14 weeks.

PART I.

Item 1.    Business

Restatement of Financial Statements

We have restated the consolidated balance sheet at December 28, 2003, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2003 and December 29, 2002 in this Annual Report on Form 10-K (see Note 3 of the Notes to Consolidated Financial Statements in Item 15 of this report). We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 14 of the Notes to Consolidated Financial Statements in Item 15 of this report). The impact of the restatement on periods prior to 2002 has been reflected as an adjustment to accumulated deficit as of December 30, 2001 in the accompanying consolidated statements of stockholders’ equity. We have also restated the applicable financial information for 2003, 2002, 2001 and 2000 in Item 6 of this report. The restatement corrects our historical accounting for operating leases. The restatement adjustments had no impact on revenues, comparable store sales or cash balances. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Form 10-K, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview and Strategy

California Pizza Kitchen is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of April 4, 2005, we own, license or franchise 175 restaurants in 26 states, the District of Columbia and five foreign countries, of which 145 are company-owned and 30 operate under franchise or license arrangements. During our 20 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcases recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as The Original BBQ Chicken Pizza, Thai Chicken Pizza, Kung Pao Spaghetti and The Original BBQ Chicken Chopped Salad as well as items introduced in 2004 which include the Waldorf Chicken Salad, White Pizza, Chicken and Shrimp Lettuce Wraps and White Chocolate Strawberry Cheesecake. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

Our objective is to extend our leadership position in the restaurant and premium pizza market by selling innovative, high quality pizzas and related products and by providing exceptional customer service, thereby building a high degree of customer loyalty, brand awareness and superior returns for our stockholders. To reach these objectives, we plan to increase our market share by expanding our restaurant base in new and existing markets, leveraging our partnerships in non-traditional and retail channels and offering innovative menu items on our platform of pizzas.

Menu

Our menu committee, which is led by our co-founders Rick Rosenfield and Larry Flax, continuously experiments with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza—the premium pizza. For example, our signature creation, The Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of BBQ chicken breast, smoked Gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Among our other innovative pizzas are the California Club, Carne Asada, Shrimp Scampi, Jamaican Jerk Chicken and Pear & Gorgonzola.

We have broadened our menu beyond pizza to include pastas, salads, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken-Tequila Fettuccine, which captures Southwestern flavors in a rich tequila-lime and jalapeño cream sauce, the Original BBQ Chicken Chopped Salad, which uses both barbecue sauce and garden-herb ranch dressing, the Chinese Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Roll Appetizers, which are sprinkled with herbs and baked in our pizza ovens.

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom Pepperoni Sausage Pizza, the Fresh Tomato, Basil & Garlic Pizza, and the Sweet & Spicy Italian Sausage Pizza that combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese and our Sicilian Pizza made with spicy marinara sauce, spicy Capicola ham, julienne salami and fontina, mozzarella and parmesan cheeses. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high quality versions of popular salads, including our CPK Club, Field Greens, Classic Caesar and Original Chopped.

All of our menu items are prepared to order in our full service restaurants. This reinforces our customers’ confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items at least once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $6.50 to $16.49 and our average guest check during 2004 was approximately $11.96, including alcoholic beverages. We offer a variety of wines by the bottle or the glass, bottled and tap beers, as well as mixed drinks, primarily to complement our menu offerings.

Operations

Restaurant Management.    We currently have 27 regional directors who report to our four regional Vice Presidents of Operations. These regional Vice Presidents report to our co-Chief Executive Officers. Each regional director oversees an average of three to seven restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two other managers. Additionally, depending upon the size, location and sales volume of a restaurant, we may also employ another kitchen manager or a third manager in the dining area. Most of our full service restaurants employ approximately 50 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to service, food and beverage preparation and maintenance of facilities. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. In 2003, the Company extended its management training program by two weeks for a total training period of 12 weeks. The additional two weeks are dedicated solely to food, which is the essence of the California Pizza Kitchen experience. All management training is completed in one of our 55 certified training stores. Management training includes service, kitchen and overall management responsibilities. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. After spending the first nine weeks in their certified training store, new managers spend the last three weeks of training in their home store, working side-by-side with the general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future growth. In addition, we have detailed written operating procedures, standards and controls, finance modules, food quality assurance systems, and safety programs. Once a year we hold a general manager conference during which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics. This same information is then communicated to all levels of management through regional conferences conducted by the regional Vice Presidents and regional directors, ensuring that identical messages are communicated to each manager in our company.

When we open a new restaurant, we provide varying levels of training to each employee as is necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive training of all new employees for that restaurant. Our training team remains on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of all new employees. Each region also has one regional training manager who periodically oversees the training processes in each location to ensure our industry leading training standards are achieved.

Recruiting and Retention.    We seek to hire experienced general managers and staff. We support our employees by offering competitive wages, competitive benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including part-time workers, and generous discounts on dining. We also have an employee stock purchase plan which allows all employees to participate who have worked for us for at least one year and who work a minimum of 20 hours per week.

We attempt to motivate and retain our employees by providing them with structured career development programs for increased responsibilities and advancement opportunities, as well as performance-based bonuses tied to sales, profitability and qualitative measures. Our most successful general managers are eligible for promotion to senior general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We believe we also enjoy the recruiting advantage of offering our general managers restaurants that are easier to manage because they are generally smaller than those of our competitors and have hours that typically do not extend late into the night. We believe these advantages offer our managers an excellent quality of life compared to many of our competitors.

Customer Satisfaction.    Customer satisfaction is critically important to us. To that end, we solicit and analyze our customers’ opinions through web-based and telephonic surveying of approximately 7,000 randomly selected guests per month (a minimum of fifty per store), which is a vital tool in our quality control efforts from both a food quality and customer service perspective.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention, featuring our co-founders Rick Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New store openings, high-profile fundraisers and media events currently serve as the focal point of our public relations and media efforts. Our openings are often featured on live local television and radio broadcasts and receive coverage in local newspapers. We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fundraising events with invitations to media personalities and community leaders. In addition, we donate 100% of all opening day pizza sales to worthwhile local charities. During 2004, the California Pizza Kitchen Foundation contributed over $100,000 to childrens’ charities across the U.S.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes and donate food and services on an on-going basis. We have developed two cookbooks and 100% of our proceeds from these cookbooks are donated to various children’s charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. Additionally, we donate to local charities 10% of our proceeds from our premium frozen pizza sales sold at retail outlets.

During 2004 we were featured on national news segments including CNN Headline News, FOX National News and CNBC’s Power Lunch and highlighted on popular television shows such as Dr. Phil and The View. We were invited to demonstrate our creative cuisine on local television programs in several major markets, and written about in major daily newspapers from coast to coast, including in-depth features in the Los Angeles Times and the New York Times. We also appeared in two major motion pictures, Connie and Carla and Paparazzi.

We engage to a limited extent in paid advertising for individual restaurant locations, including radio, newspaper inserts, billboards, electronic and direct mail. On-going marketing efforts include business-to-business programs, CPKids programs with local schools and children’s organizations, and hotel concierge and new resident programs. We utilize a variety of printed materials, including take-out and catering menus, 20% mall employee pizza passes, check presenter inserts, pizza dough, be our guest cards and gift certificates.

In 2004, we spent an aggregate of 0.9% of restaurant sales on marketing efforts. At this stage of our development, we expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

Expansion Strategy and Site Selection

In July 2003, Richard Rosenfield and Larry Flax, co-founders and co-Chairmen of the Board, re-assumed the responsibilities of co-Chief Executive Officers after Fredrick R. Hipp, President and Chief Executive Officer, resigned from the Company and as a member of the Board of Directors. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy and decided to slow down our new restaurant opening schedule while we tested a “new” prototype. As such, our 2004 openings included acquiring two formerly franchised units of the earlier prototype and opening three new prototype full service units. The new prototypes demonstrate encouraging daypart trends, check averages and alcoholic beverage sales and are the basis for expansion plans in 2005. Additionally, in 2004 we appointed a new development team who apply rigorous qualitative and quantitative criteria during the site selection process, utilize objective demographic and psychographic data for each potential site as well as solicit local manager and regional director input.

Our full service restaurants will continue to represent the majority of our growth in the near term, and our expansion strategy focuses primarily on further penetrating existing markets. As a result, we anticipate over the next several years that a majority of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

We believe that our site selection strategy is critical to our success, and we devote substantial effort to evaluating each potential site at the highest levels within our organization. We identify areas within our target markets that meet our demographic requirements, focusing on daytime and evening populations, shopping patterns, availability of personnel and household income levels. We only consider expanding to new markets which meet our strict demographic criteria. Our site selection criteria are flexible given that we operate restaurants in all types of regional shopping centers, lifestyle centers, entertainment centers, freestanding street locations in commercial and residential neighborhoods, office buildings and hotels. We have several long standing relationships with major mall developers and owners, and are therefore afforded the opportunity to negotiate multiple location deals.

The three new prototype full service restaurants opened in 2004 are larger than our former prototype. The new prototype is between 5,700 and 6,000 square feet with approximately 220 indoor and outdoor seats. The new prototype also features a bar area and has been designed to create a more comfortable experience that will enhance our dinner business. These new restaurants will require on average a higher net investment than historical restaurants due to their increased size. However, we expect corresponding sales to be higher and generate a higher restaurant return on investment than previous years. We still have the ability to operate a full service restaurant in less than the new prototype size, particularly if we are able to secure additional patio seating. We believe the size and flexibility of our formats provides us with a competitive advantage in securing sites. As of April 4, 2005 we have opened five new prototype full service restaurants and have signed leases for another 10 which are expected to be opened by the end of the year.

We also own four “California Pizza Kitchen ASAP” restaurants; three that were opened in 2000 and one previously franchised ASAP that we acquired at the beginning of our 2004 fiscal year. We are currently planning to open a minimum of 2 additional ASAP restaurants in 2005, and are evaluating a further expansion strategy for this concept.

Unit Level Economics

As a result of recent differences in restaurant performance, we now break out our full service restaurant operating results into groups that better clarify unit level economics. For the fiscal year ended 2004, the 94 full service restaurants opened prior to 2002 averaged $62,983 per week in sales and generated an average restaurant- level margin of 20.4% for both 2004 and 2003. The 18 restaurants opened in 2002 averaged $49,721 per week in sales and generated an average restaurant-level margin of 13.0%, compared to 11.6% in the prior year. The 22 restaurants opened during 2003 averaged $40,744 per week in sales and generated an average restaurant-level margin of 6.5%, compared to 4.7% in the prior year. The four restaurants opened during 2004 averaged $55,387 per week in sales and generated an average restaurant-level margin of 11.2%. The restaurants opened in 2002 and 2003 are not typical of the returns we expect in the future and our goal is to achieve more mature operating margins in line with the results achieved by the 94 full service restaurants referred to above.

Current full service prototypes are between 5,700 and 6,000 square feet with approximately 220 seats. Our average gross investment was approximately $2.2 million for the three full service, new prototype restaurants opened in fiscal 2004, excluding pre-opening costs, which averaged approximately $200,000 per restaurant.

Restaurant Franchise and Licensing Arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the concept of California Pizza Kitchen ASAP in 1996. Our franchised ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. Our largest ASAP franchisee, HMSHost Corporation (“HMSHost”), operates 19 California Pizza Kitchen ASAP restaurants throughout the United States, primarily in airports, under a development and franchise arrangement. MGM Mirage operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada. We also have two international franchisees. One operates six full service restaurants with two each in Hong Kong and Indonesia and one each in Singapore and Malaysia. The other international franchisee operates four full service restaurants in the Philippines.

Our development agreement with HMSHost grants it limited exclusive rights to open new ASAP restaurants in airports, travel plazas along toll-roads and in mall food court locations; however, any location proposed by HMSHost is subject to approval by us at our sole discretion. If HMSHost determines not to submit a bid or proposal for a new airport, travel plaza or mall location or determines not to include us in the proposal or bid, we are free to bid ourselves or to license another party to operate an ASAP in that location. Under our agreement, HMSHost may only develop a franchised restaurant in a mall when it obtains a master concessionaire agreement with the landlord to provide all food services within the food court or other multiple-concept area. Once we have agreed to HMSHost’s development of an ASAP restaurant in an airport or travel plaza location, we may not license or operate a full service restaurant ourselves at that location. There is no corresponding prohibition with respect to mall locations.

HMSHost’s limited exclusive rights for the development of ASAP restaurants ended December 2004. In the past, upon approval of additional locations, HMSHost paid an initial franchise fee of $20,000 for each ASAP restaurant at a new location, $10,000 for each additional ASAP restaurant at an existing location, and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as an HMSHost concessionaire agreement to operate at an airport or mall terminates.

Our territorial development agreements with our other franchisees grant them the exclusive right to an identified territory subject to meeting development obligations. Our basic franchise agreement with these franchisees generally requires payment of an initial fee of between $50,000 and $65,000 for a full service restaurant, as well as continuing royalties at a rate of 5% of gross revenue. Most of our franchise agreements contain a ten or 20-year term.

Agreement with Kraft Pizza Company

In 1997 we entered into a trademark license agreement with Kraft Pizza Company (“Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada. Kraft currently makes and distributes frozen versions of ten of our pizzas: The Original BBQ Chicken; Five-Cheese & Fresh Tomato; Thai Chicken; Roasted Garlic Chicken; Wild Mushroom; Mushroom Pepperoni Sausage; Jamaican Jerk Chicken; Sicilian; Margherita and White Pizza. Our frozen pizzas are currently sold in 58% of U.S. markets, including Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta. We intend to continue to expand our distribution to include additional selected markets, with a continued focus on those markets in which our restaurants are located.

Management Information Systems

All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide corporate management timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. Our restaurant systems include a point-of-sale system that facilitates the movement of customer food and beverage orders from the dining areas to the appropriate menu item preparation area within the restaurant. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts and daily labor expense. This information is generally transmitted to the corporate office daily. Each week, every restaurant prepares a flash profit and loss statement that is compared to budget and the prior year.

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

Our current point-of-sale system will be replaced by a new system in 2005. The new point-of-sale system is expected to increase information flow which is forecasted to allow operations to manage the business with greater precision and accuracy.

Purchasing

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. To that end, we continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. Specific, qualified manufacturers and growers are then inspected and approved for use. This process is repeated at least once a year. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing staff generally negotiates all prices based on one of two formats; fixed price contracts generally with terms of from one month to one year; or monthly commodity pricing formulas.

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

Employees

As of January 2, 2005, we have approximately 10,200 employees, including approximately 140 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, customer service, ambiance, location and overall dining experience. We believe that our concept, attractive price-value relationship and quality of food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant level employees. The packaged food industry is also intensely competitive.

Trademarks

Our registered trademarks and service marks include, among others, the word mark “California Pizza Kitchen” as well as our stylized logo set forth on the front and back pages of this report and the California Pizza Kitchen ASAP logo. We have registered all of our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in many foreign countries. In order to better protect our brand, we have also registered our ownership of the Internet domain names “www.cpk.com” and “www.californiapizzakitchen.com.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

Availability of Reports

Our Internet address is www.cpk.com. At this internet website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licenses. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. We are also subject to federal and state laws that regulate the offer and sale of franchises and substantive aspects of a licensor-licensee relationship. Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, may impact aspects of our operations. During fiscal 2004, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

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

Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Although we have not experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings of new restaurants. Any such delays or any material increases in employee turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, which could result in higher labor costs.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

As a part of our expansion strategy, we will be opening restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we have attempted to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods twice a week at a set, flat fee per case to all of our restaurants. Our contract with our national master distributor, Meadowbrook Meat Company, Inc. (“MBM”), is up for renewal in July 2007. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

Changes in consumer preferences or discretionary consumer spending or negative publicity could adversely impact our results.

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

Thirty-eight percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Together with our franchisees, we currently operate a total of 63 restaurants in California (58 are company-owned and five are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 38.0% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Rising insurance costs could negatively impact profitability.

The rising cost of insurance (workers’ compensation insurance, general liability insurance, health insurance and directors and officers’ liability insurance) could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

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

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect our restaurants, regardless of whether the allegations are valid or whether California Pizza Kitchen is liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim involves one of our franchisees or licensees. Further, employee claims against us based on, among other things, wage discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states’ “dram shop” statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results.

Item 2.    Properties

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease, which was renewed effective September 1, 2002 and extends until August 2012. We lease substantially all of our restaurant facilities, although we own our restaurants in: Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; Schaumburg, Illinois; and one location in Atlanta, Georgia. The majority of our leases are for ten or 15-year terms and include options to extend the terms. The majority of our leases also include tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Current Restaurant Locations

As of April 4, 2005, we own, license or franchise 175 restaurants in 26 states, the District of Columbia and five foreign countries, of which 145 are company owned and 30 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost, which operates 19 California Pizza Kitchen ASAP restaurants; MGM Mirage, which operates one full service restaurant in a Las Vegas casino; and two international franchisees, which currently operate a total of ten full service restaurants in Hong Kong, Indonesia, Malaysia, Singapore and the Philippines.

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants Total	Total
Domestic
Alabama	1	—	—	1
Arizona	4	—	1	5
California	58	—	5	63
Colorado	5	—	—	5
Connecticut	1	—	—	1
Florida	9	—	3	12
Georgia	3	—	—	3
Hawaii	3	—	—	3
Illinois (2)	10	—	—	10
Indiana	—	—	1	1
Kentucky	1	—	—	1
Maryland	3	—	—	3
Massachusetts	4	—	—	4
Michigan	3	—	—	3
Minnesota	2	—	1	3
Missouri	5	—	2	7
Nevada	1	1	—	2
New Jersey	2	—	—	2
New York	4	—	—	4
North Carolina	3	—	2	5
Ohio	4	—	—	4
Pennsylvania	1	—	—	1
Texas	8	—	—	8
Utah	2	—	1	3
Virginia	5	—	1	6
Washington	2	—	—	2
Washington, D.C	1	—	2	3

International
Hong Kong	—	2	—	2
Indonesia	—	2	—	2
Malaysia	—	1	—	1
Singapore	—	1	—	1
Philippines	—	4	—	4

Totals	145	11	19	175

(1)	All of our company-owned restaurants are full service, except for four ASAP restaurants, all of which are located in California.
(2)	Includes one restaurant in the Chicago area in which we are the general partner and own approximately 70% of the total partnership interests.

Item 3.    Legal Proceedings

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff were able to achieve class certification and prevail on the merits of the case, we could potentially be liable for significant amounts. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. We have informally exchanged information and have engaged in numerous meetings and telephone conferences with opposing counsel in furtherance of settlement, and significant and encouraging progress has been made between the parties. Accordingly, the Company has accrued a legal settlement reserve of $1.3 million based on an estimate of the maximum costs that are expected to be incurred in connection with this case. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information becomes known.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “CPKI.” The following table sets forth, for the two most recent fiscal years, the high and low sales prices as reported on the Nasdaq National Market.

	High	Low
Fiscal 2003:
First Quarter	$26.57	$21.45
Second Quarter	24.59	18.26
Third Quarter	22.70	16.25
Fourth Quarter	19.72	17.26
Fiscal 2004:
First Quarter	$21.15	$16.78
Second Quarter	21.28	18.00
Third Quarter	22.05	17.09
Fourth Quarter	25.46	20.64

As of March 30, 2005, there were approximately 151 holders of record of our common stock. On March 30, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $23.70 per share.

Dividend Policy

We currently retain all future earnings for the operation and expansion of our business. We have not paid any cash dividends since 1992 when dividends were paid in connection with PepsiCo, Inc.’s acquisition of a controlling interest in the Company.

We have a $20.0 million line of credit agreement with Bank of America, N.A. that expires on June 30, 2007. Our credit agreement with Bank of America, N.A. currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital stock or the stock of our subsidiaries unless we have a minimum liquidity of $10 million. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our credit agreement with Bank of America, N.A., or other agreements, and other factors deemed relevant by our Board.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, will be set forth in the section entitled “Equity Compensation and Other Matters—Equity Compensation Plan Information” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders for which information is incorporated herein by this reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. The Company did not repurchase any of its equity securities during the fourth quarter of 2004. As of January 2, 2005, 70,108 shares had been repurchased for an aggregate purchase price of $1.4 million.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 2, 2005 are derived from our audited consolidated financial statements and have been restated to reflect adjustments discussed in Note 3, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 15, “Exhibits, Financial Statement Schedules.” This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data, operating data and footnotes)

	Fiscal Year
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
Statement of Operations Data:
Revenues:
Restaurant sales	$418,799	$356,260	$303,427	$246,445	$208,322
Franchise and other revenues	3,653	3,627	2,895	2,817	2,482

Total revenues	422,452	359,887	306,322	249,262	210,804
Restaurant costs and expenses:
Cost of sales	103,813	87,806	73,756	60,950	51,748
Labor	152,949	129,702	110,151	88,898	74,341
Direct operating and occupancy	83,054	70,273	57,885	47,454	39,867

Total restaurant operating costs	339,816	287,781	241,792	197,302	165,956
General and administrative	28,794	21,488	18,161	15,489	14,349
Depreciation and amortization	23,975	20,714	17,251	13,564	10,730
Pre-opening costs	737	4,147	3,467	2,947	1,691
Severance charges(1)	—	1,221	—	—	—
Stock compensation charge(2)	—	—	—	—	1,949
Loss on impairment of property and equipment and restaurant closures	—	18,984	2,562	—	1,844
Store closure costs	2,700	—	—	—	—
Legal settlement reserve	1,333	—	—	—	—

Operating income	25,097	5,552	23,089	19,960	14,285
Other income (expense):
Interest income	571	317	368	632	469
Interest expense	—	—	—	(25)	(1,881)
Equity in loss of unconsolidated joint venture	(143)	(349)	—	—	—

Total other income (expense)	428	(32)	368	607	(1,412)

Income before income tax provision	25,525	5,520	23,457	20,567	12,873
Income tax provision (benefit)	7,709	(82)	8,009	7,208	4,506

Net income	17,816	5,602	15,448	13,359	8,367
Redeemable preferred stock accretion	—	—	—	—	(3,512)

Net income attributable to common shareholders	$17,816	$5,602	$15,448	$13,359	$4,855

Net income per common share(3):
Basic	$0.93	$0.30	$0.83	$0.73	$0.35
Diluted	$0.92	$0.29	$0.82	$0.72	$0.35
Shares used in calculating net income per common share(3):
Basic	19,125	18,867	18,585	18,308	13,703
Diluted	19,267	19,027	18,871	18,611	14,013
Selected Operating Data:
Restaurants open at end of year	171	168	149	131	112
Company-owned restaurants open at end of year	141	137	117	99	82
Average weekly company-owned full service restaurant sales	$57,509	$54,896	$55,712	$54,438	$53,809
12 month comparable company-owned restaurant sales increase	6.9%	2.5%	4.3%	3.3%	7.8%
18 month comparable company-owned restaurant sales increase	8.0%	3.4%	4.6%	3.6%	8.0%

	Fiscal Year
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$17,719	$15,877	$31,261	$19,788	$12,649
Marketable securities	26,415	18,904	—	—	—
Total assets	241,804	216,175	195,644	166,003	130,240
Total debt, including current portion	—	—	—	—	47
Shareholders’ equity (4)	167,035	144,210	134,572	114,439	92,503

(1)	Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.

(2)	Stock compensation charge of $1.9 million in 2000 represents the performance-based stock options becoming exercisable in accordance with variable plan accounting under Accounting Principles Board Opinion No. 25. The performance-based stock options were granted to Frederick R. Hipp, our former President and Chief Executive Officer.

(3)	See notes 2 and 9 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

(4)	The Company completed its initial public offering on August 2, 2000 resulting in approximately $71.9 million in net proceeds.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“AICPA”) expressing its views regarding certain lease related accounting issues and their application under generally accepted accounting principles (“GAAP”) in the United States of America. Following the release of the SEC letter, many restaurant companies and retailers reviewed their previous interpretations of these lease accounting issues and announced that they would restate their results for previous periods. On March 18, 2005, management and the Audit Committee of the Board of Directors concluded that certain of our historical methods of accounting for operating leases were not in accordance with GAAP, and we would restate certain of our previously issued consolidated financial statements.

We had historically recognized rent expense for our operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date our restaurants opened. This generally had the effect of excluding the build-out period of our restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. As a result of our review of the SEC’s guidance provided in the February 7, 2005 letter and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases,” we will now recognize rent over a lease term that includes the build-out period. In addition, we will now capitalize rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises are ready for their intended use through the restaurant opening date are included as rent expense in pre-opening expenses.

Further, in prior periods, consolidated balance sheets reflected the unamortized portion of tenant improvement allowances funded by landlords as a reduction of the related leasehold improvements. In keeping with the SEC’s February 7, 2005 letter and FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” tenant improvement allowances will now be recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statements of cash flows.

Prior to the issuance of this guidance by the SEC, we followed common industry practice in the restaurant and retail industries in our lease accounting practices. These specific lease accounting practices were established early in our history and have always received unqualified audit opinions. Ernst & Young LLP has been our independent auditors since 1998 and previously issued unqualified audit opinions on our financial statements. Prior to the SEC letter, neither management, nor the Audit Committee of the Board of Directors, had ever received any comment that would cause us to question our accounting for leases with respect to these issues.

Management and the Audit Committee reacted promptly and diligently to assess the impact of the SEC’s February 7, 2005 letter and concluded that restatement of prior years results would be required. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Prior to the SEC’s issuance of the February 7, 2005 letter, we issued a press release on February 3, 2005 setting forth our unaudited consolidated statement of income for the fiscal year ended January 2, 2005. The net earnings reported on the consolidated statement of income for the fiscal year ended January 2, 2005 contained in this Annual Report on Form 10-K is higher than the previously issued unaudited results by $89,000 resulting in no change to diluted earnings per share. This increase resulted from the change in accounting for operating leases associated with the holiday rent and tenant improvement allowance restatements noted above; the accrual of additional management bonuses related to performance in the 2004 fiscal year; and the accrual of additional audit and legal fees associated with the restatement.

See Note 3 to the consolidated financial statements in Item 15 of this Report for a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 28, 2003, as well as on the Company’s consolidated statements of income, stockholders’ equity and statements of cash flows for fiscal years 2003 and 2002.

The following discussion of our financial condition and results of operations gives effect to the restatement and should be read in conjunction with the consolidated financial statements and related notes.

Overview

As of April 4, 2005, we own, license or franchise 175 restaurants in 26 states, the District of Columbia and five foreign countries, of which 145 are company owned and operate under the names “California Pizza Kitchen” and “California Pizza Kitchen ASAP,” and the remaining 30 of which operate under franchise or license arrangements. During our 20 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively put the world on a pizza.

We opened our first casual dining restaurant in 1985 in Beverly Hills, California and grew steadily to 25 restaurants by early 1992. Our concept, with its signature line of innovative, premium pizzas, open-flame ovens in exhibition-style kitchens and excellent guest service, attracted PepsiCo, Inc. (“PepsiCo”), which bought a controlling interest in our company in May 1992.

During the approximate five-year period when PepsiCo was our controlling stockholder, we opened 60 restaurants, 17 of which were subsequently closed. We experimented with different locations and different restaurant sizes, ranging from 3,600 square feet to more than 11,000 square feet. Our rapid expansion strained our infrastructure, resulted in a variety of management and operational changes, diverted our attention from the execution of our concept and led to disappointing operating results and financial performance, including a decline in comparable restaurant sales in 1996.

At the end of 1996, PepsiCo concluded that it would sell or otherwise divest all of its restaurant businesses, including California Pizza Kitchen. In September 1997, we consummated a series of transactions to effect a merger and leveraged recapitalization through which an investor group led by Bruckmann, Rosser, Sherrill & Co., L.P. acquired PepsiCo’s interest in our company.

In 1998, we instituted an accelerated growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2003, we opened 71 new company-owned, full service restaurants and three ASAP restaurants.

In July 2003, Richard Rosenfield and Larry Flax, co-founders and co-Chairmen of the Board, reassumed the responsibilities of co-Chief Executive Officers. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our 2004 new restaurant opening schedule, emphasizing quality and profitability.

In 2004 we introduced our new prototype full service restaurant, which is larger than our former prototype. The new prototype is approximately 5,700 to 6,000 square feet, has approximately 220 indoor and outdoor seats and has been designed to create a more comfortable experience that will enhance our dinner business. These new restaurants will require on average a higher net investment than historical restaurants. However, we expect corresponding sales to be higher and ultimately generate a higher restaurant return on investment. Pre-opening expenses for each of these new restaurants is expected to range from approximately $230,000 to $240,000. Pre-opening costs now include rent expense incurred from the time the restaurant build-out period is complete, and the restaurant is ready for its intended use, through the restaurant opening date. This is an increase from previous estimates that totaled $220,000.

Newly opened restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 to 120 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on pre-opening expenses, cost of sales, labor and direct operating and occupancy costs until our restaurant operating base is large enough to mitigate these opening costs and inefficiencies.

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

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of January 2, 2005, we had 118 full service company-owned restaurants that met this criterion. In addition, we have included the 12-month comparable base in our management discussion and analysis. As of January 2, 2005, we had 133 full service company-owned restaurants that met this criterion.

Results of Operations

Operating results for 2004, 2003 and 2002 are expressed as a percentage of revenues below, except for the components of restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	2004	2003	2002
		(restated)	(restated)
Statement of Operations Data:
Revenues:
Restaurant sales	99.1%	99.0%	99.1%
Franchise and other revenues	0.9	1.0	0.9

Total revenues	100.0	100.0	100.0
Restaurant costs and expenses:
Cost of sales	24.8	24.6	24.3
Labor	36.5	36.4	36.3
Direct operating and occupancy	19.8	19.7	19.1

Total restaurant operating costs	81.1	80.8	79.7
General and administrative	6.8	6.0	5.9
Depreciation and amortization	5.7	5.8	5.6
Pre-opening costs	0.2	1.2	1.1
Severance charges	—	0.3	—
Loss on impairment of property and equipment and restaurant closures	—	5.3	0.8
Store closure costs	0.6	—	—
Legal settlement reserve	0.3	—	—

Operating income	5.9	1.5	7.5
Other income (expense):
Interest income	0.1	0.1	0.1
Equity in loss of unconsolidated joint venture	—	(0.1)	—

Total other income (expense)	0.1	—	0.1

Income before income tax provision	6.0	1.5	7.7
Income tax provision	1.8	—	2.6

Net income	4.2%	1.6%	5.0%

In line with the Company’s continuing effort to increase transparency and as a result of variations in performance among our restaurants opened within the past three years when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which has been grouped according to class in an effort to better clarify unit level economics. Accordingly, supplemental operating information for ASAP and full service restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003 and (D) in 2004, is presented in the table below:

	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Restaurant Operating Margin	Restaurant Operating Margin%
Pre-2002
2004	94	62,983	312,703	63,721	20.4%
2003	94	57,644	286,780	58,520	20.4%

Change		9.3%	9.0%	8.9%	—	bps

Class of 2002
2004	18	49,721	47,420	6,163	13.0%
2003	18	46,696	43,707	5,053	11.6%

Change		6.5%	8.5%	22.0%	140	bps

Class of 2003
2004 (3)	22	40,744	47,496	3,101	6.5%
2003	22	43,274	22,330	1,053	4.7%

Change		-5.8%	112.7%	194.5%	180	bps

Class of 2004
2004	4	55,387	5,380	601	11.2%

Total full service
2004	137	57,509	412,999	73,586	17.8%
2003	134	54,896	352,817	64,626	18.3%

Change		4.8%	17.1%	13.9%	(50	) bps

ASAPs and other
2004	4	27,358	5,800	577	9.9%
2003	3	22,071	3,443	177	5.1%

Change		24.0%	68.5%	226.0%	480	bps

Total restaurants
2004 (3)	142	56,645	418,799	74,163	17.7%
2003	137	54,118	356,260	64,803	18.2%

Change		4.7%	17.6%	14.4%	(50	) bps

(1)	Restaurant operating margin is defined as restaurant sales less restaurant operating costs.
(2)	Restaurant operating margin percentages are expressed as a percentage of restaurant sales.
(3)	One of our restaurants was closed on January 2, 2005, the last day of our fiscal year; however, we included this store in the above table for comparison purposes.

2004 (53 weeks) compared to 2003 (52 weeks) restated

Total Revenues.    Total revenues increased by $62.6 million, or 17.4%, to $422.5 million in 2004 from $359.9 million in 2003 due to a $62.5 million increase in restaurant sales and a $26,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 9.3% increase in weekly sales averages for the Pre-2002 Class, $47.4 million and $47.5 million in sales derived from the Classes of 2002 and 2003, respectively, $5.4 million in sales derived from the four restaurants in the Class of 2004 and $5.8 million in sales derived from four ASAP restaurants. The 18 and 12-month comparable base restaurant increase was 8.0% and 6.9%, respectively. The 8.0% increase in 18-month comparable restaurant sales was driven by a 3.0% increase in customer counts, a 3.5% increase in pricing, and menu mix changes of 1.5%. The 6.9% increase in 12-month comparable restaurant sales was driven by a 1.8% increase in customer counts, a 3.5% increase in pricing and menu mix changes of 1.6%. The increase in franchise and other revenues was primarily due to increases in royalties from Kraft’s distribution of our frozen pizza offset by decreases in franchise royalties as a consequence of acquiring two of our formerly franchised restaurants.

Cost of sales.    Cost of sales increased by $16.0 million, or 18.2%, to $103.8 million in 2004 from $87.8 million in 2003. Cost of sales as a percentage of restaurant sales increased to 24.8% in 2004 from 24.6% in the prior year. The increase was primarily due to higher cheese and chicken costs and spoiled inventory due to the Florida hurricanes.

Labor.    Labor increased by $23.2 million, or 17.9%, to $152.9 million in 2004 from $129.7 million in 2003. As a percentage of restaurant sales, labor increased to 36.5% in 2004 from 36.4% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to the deleveraging effect of the Classes of 2002 and 2003’s lower weekly sales averages on fixed labor costs, 16 weeks of remodel closure days and the effect on fixed labor from the Florida hurricanes.

Direct operating and occupancy.    Direct operating and occupancy increased by $12.8 million, or 18.2%, to $83.1 million in 2004 from $70.3 million in 2003. Direct operating and occupancy as a percentage of restaurant sales increased to 19.8% in 2004 from 19.7% in the prior year. The increase was primarily due to higher repairs and maintenance, increased advertising expense and the deleveraging effect of the Classes of 2002 and 2003 on fixed occupancy costs in line with their lower weekly sales averages.

General and administrative.    General and administrative costs increased by $7.3 million, or 34.0%, to $28.8 million in 2004 from $21.5 million in 2003. General and administrative costs as a percentage of total revenue increased to 6.8% in 2004 from 6.0% in the prior year. The increase in general and administrative expenses was primarily a result of higher personnel costs related to new management positions in quality assurance, facilities and operations management bonuses as well as increased professional fees primarily associated with Sarbanes-Oxley compliance and the restatements surrounding lease accounting.

Depreciation and amortization.    Depreciation and amortization increased by $3.3 million, or 15.9%, to $24.0 million in 2004 from $20.7 million in 2003. The increase was primarily due to the additional depreciation of five restaurants in 2004 (three newly opened restaurants, and the purchase of two previously franchised restaurants during the first quarter of 2004) and revised estimates of useful lives which accelerated the depreciation on certain restaurant assets targeted for remodels. Additionally, we revised the estimated useful life of our current point-of-sale system which will be replaced by a new system in the first half of 2005. The new point-of-sale system is expected to increase information flow which is forecasted to allow operations to manage the business with greater precision and accuracy. The accelerated depreciation due to the remodels and the point-of-sale replacement was $1.1 million, compared to no accelerated depreciation in the prior year.

Pre-opening costs.    Pre-opening costs decreased by $3.4 million to $737,000 in 2004 from $4.1 million in 2003. The decrease was due to the three full service restaurants that opened in 2004 compared to the 22 full service restaurants that opened in 2003.

Severance charges.    There were no severance charges in 2004 compared to $1.2 million in 2003. Severance charges of $1.2 million in 2003 represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.

Loss on impairment of property and equipment and restaurant closures.    We did not incur any loss on impairment of property and equipment and restaurant closures in 2004 compared to $19.0 million in the prior year. Loss on impairment of property and equipment and restaurant closures of $19.0 million represents the impairment charge and closure costs for 12 company-owned full service restaurants, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Store closure costs.    We incurred store closure costs of $2.7 million in 2004 compared to none in 2003. These costs primarily related to restaurant lease buyout costs associated with two restaurants which were closed in the last period of 2004.

Legal settlement reserve.    We incurred legal settlement reserve expenses of $1.3 million in 2004 compared to none in the prior year. These costs related to the proposed terms of a legal settlement associated with a meal breaks class action lawsuit filed against us in February of 2003. Refer to Part I, Item 3, Legal Proceedings.

Interest income.    Interest income increased by $254,000 to $571,000 in 2004 from interest income of $317,000 for 2003. The increase was a result of higher cash balances in 2004 compared to 2003.

Income tax provision.    The income tax provision and benefit for 2004 and 2003, respectively, was based on annual effective tax rates applied to income before the income tax provision. The 30.2% tax rate in 2004 and 15.1% tax rate in 2003 were comprised of the federal and state statutory rates, less any permanent items and tax credits based on the annual estimated effective tax rates for the respective years. The tax rate of 30.2% in 2004 resulted from a lower FICA tax tip credit as a percentage of pre-tax book income relative to prior years.

Net income.    Net income increased by $12.2 million, or 217.9%, to $17.8 million in 2004 from $5.6 million in 2003. Net income as a percentage of revenues increased to 4.2% in 2004 from 1.6% in 2003. The increase as a percentage of revenues was primarily due to the $19.0 million impairment charge and the $1.2 million severance charge necessary as part of the company’s restructuring for 2003 compared to none in 2004.

2003 (52 weeks) restated compared to 2002 (52 weeks) restated

Total Revenues.    Total revenues increased by $53.6 million, or 17.5%, to $359.9 million in 2003 from $306.3 million in 2002 due to a $52.9 million increase in restaurant sales and a $732,000 increase in franchise and other revenues. The increase in restaurant sales was due to $22.3 million in sales derived from the 22 restaurants in the Class of 2003, $22.1 million in additional sales from a full year of operations for the 18 restaurants in the Class of 2002 and $8.4 million from the 97 full service, and ASAP restaurant sales increase of 3.0%. The increase in comparable restaurant sales was driven by increases in average check of approximately 3.3% and a decrease in customer counts of approximately 0.9% compared to 2002. Approximately 1.5% of the increase in average check was due to price increases with 1.9% due to shifts in our menu mix. The increase in franchise and other revenues was due to a $490,000 increase in royalties from Kraft’s distribution of our frozen pizza, a $177,000 increase in franchise restaurant royalties and a $65,000 increase in initial franchise fees from the opening of our second Hong Kong franchise in December.

Cost of sales.    Cost of sales increased by $14.0 million, or 19.0%, to $87.8 million in 2003 from $73.8 million in 2002. Cost of sales as a percentage of restaurant sales increased to 24.6% in 2003 from 24.3% in the prior year. The increase was primarily the result of higher produce prices, higher costs from our wine initiative and additional paper costs associated with the 7.9% and 11.1% increase in take out and delivery revenues, respectively.

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

Direct operating and occupancy.    Direct operating and occupancy increased by $12.4 million, or 21.4%, to $70.3 million in 2003 from $57.9 million in 2002. Direct operating and occupancy as a percentage of restaurant sales increased to 19.7% in 2003 from 19.1% in the prior year. The increase was primarily due to higher natural gas and electricity costs and low weekly sales averages in the 40 stores built and opened during 2002 and 2003, which caused a deleveraging effect on fixed occupancy costs.

General and administrative.    General and administrative costs increased by $3.3 million, or 18.1%, to $21.5 million in 2003 from $18.2 million in 2002. General and administrative costs as a percentage of restaurant sales were 6.0% in 2003 and 2002. The increase in general and administrative expenses was primarily a result of higher personnel costs related to new management positions, the return of our co-founders, personnel costs associated with our interim President and higher travel and moving expenses related to manager relocations.

Depreciation and amortization.    Depreciation and amortization increased by $3.4 million, or 19.7%, to $20.7 million in 2003 from $17.3 million in 2002. The increase was primarily due to the 22 new restaurants opened during 2003 and a full year of depreciation on the 18 restaurants opened in 2002 partially offset by the 12 company-owned full service restaurants written down under SFAS No. 144, noted below in “Loss on Impairment of Property and Equipment and Restaurant.”

Pre-opening costs.    Pre-opening costs increased by $680,000 to $4.1 million in 2003 from $3.5 million in 2002. The increase was due to the 22 restaurants that opened in 2003 compared to the 18 restaurants that opened in 2002.

Severance charges.    Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.

Loss on impairment of property and equipment and restaurant closures.    Loss on impairment of property and equipment and restaurant closures of $19.0 million represents the impairment charge and closure costs for 12 company-owned full service restaurants, in accordance with SFAS No. 144. The corresponding impairment charge of $2.6 million in 2002 represents the impairment charge and closure costs for one company-owned full service restaurant and one company-owned ASAP restaurant.

Interest income.    Interest income decreased by $51,000 to $317,000 in 2003 from interest income of $368,000 for 2002. The decrease was a result of the reduced interest rates available from financial institutions for 2003 compared to 2002.

Income tax provision.    The income tax benefit and provision for 2003 and 2002, respectively, was based on annual effective tax rates applied to income before income tax provision. Fiscal year 2003 resulted in a net tax benefit. The 15.1% tax rate in 2003 and 34.1% tax rate in 2002 were comprised of the federal and state statutory rates, less any permanent items and tax credits based on the annual estimated effective tax rates for the respective years. The tax rate of 15.1% in 2003 resulted from a higher FICA tax tip credit relative to prior years and tax provision benefits from the $19.0 million impairment and $1.2 million severance charges incurred in 2003.

Net income.    Net income decreased by $9.8 million, or 63.6%, to $5.6 million in 2003 from $15.4 million in 2002. Net income as a percentage of revenues decreased to 1.6% in 2003 from 5.0% in 2002. The decrease as a percentage of revenues was due to the $19.0 million impairment charge and the $1.2 million severance charge partially offset by the benefit associated with our 15.1% tax rate for 2003.

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

Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, we expect our highest earnings to occur in those periods. As a result of all of these factors, results for any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

In recent years we have funded our capital requirements primarily through cash flow from operations and proceeds from the initial public offering of our stock in August 2000. In 2004, net cash flow provided by operating activities was $41.6 million compared to $51.4 million in 2003 and $50.3 million in 2002. Net cash flow provided by operating activities exceeded net income for 2004 primarily due to the effects of depreciation and amortization and the net changes in operating assets and liabilities. The net change in operating assets and liabilities in 2004 was primarily due to an increase in our prepaid expenses and other assets resulting from prepaid rent and a decrease in accounts payable, offset by an increase in accrued liabilities. In both 2003 and 2002, net cash flow provided by operating activities exceeded net income due to the effects of depreciation and amortization and loss on impairment of property and equipment and restaurant closures.

We use cash to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities in 2004 was $42.9 million compared to $69.8 million in 2003. We opened three new restaurants in 2004 and purchased two previously franchised restaurants during the first quarter of 2004 compared to opening 22 restaurants in 2003. Investing activities consisted of capital expenditures of $34.2 million in 2004 compared to $48.9 million in 2003, which was the result of $17.6 million spent on new restaurants compared to $40.9 million in 2003 and $16.6 million spent on capitalized maintenance and remodels compared to $8.0 million in 2003. Additionally, we invested $7.5 million of our cash equivalents into short-term marketable securities during 2004 to maximize interest income.

Net cash provided by financing activities was $3.2 million in 2004 compared to $3.0 million in 2003 and consisted of employee common stock option exercises and purchases under our employee stock purchase plan. Additionally, in August 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in open market purchases and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock may be reacquired. As of January 2, 2005, 70,108 shares were repurchased for an aggregate purchase price of $1.3 million. As of January 2, 2005 we have a $20.0 million revolving line of credit, of which no balance is currently outstanding. The line of credit expires on June 30, 2007 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $4.3 million as of January 2, 2005. In addition, the credit facility includes financial and non-financial covenants, with which we were in full compliance as of January 2, 2005 and as of the date of this report.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. We anticipate total capital expenditures between $53.0 million and $55.0 million in 2005, with the majority of expenditures associated with a minimum of 15 and two new full service and ASAP restaurant openings, respectively. Other capital expenditures are expected to be higher than prior year trends and will be primarily directed toward maintenance capital associated with existing and mature stores, remodels and planned information technology upgrades. We expect to fund all capital requirements using operating cash flow. Additionally, we anticipate pre-opening costs per restaurant to range from approximately $230,000 to $240,000. Pre-opening costs now include rent expense incurred from the time the restaurant build-out period is complete, and the restaurant is ready for its intended use, through the restaurant opening date. This is an increase from previous estimates that totaled $220,000. Any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 2, 2005, we are not involved in any unconsolidated VIE transactions.

Contractual Commitments

The following table summarizes our contractual commitments as of January 2, 2005 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations(1)	$219.7	$24.2	$51.7	$47.1	$96.7

	$219.7	$24.2	$51.7	$47.1	$96.7

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Long-Lived Asset Impairments

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review process assesses the fair value of the assets based on the future cash flows assets are expected to generate. Management has determined that restaurants with operating cash flows of less than a defined amount should be regularly monitored to determine if impairment charges should be taken. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

For any properties that are planned to be closed and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease rental that could be reasonably obtained for the property is recognized as a liability and expensed when the criteria for SFAS No. 144 have been met. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of our previous efforts to dispose of similar assets and (3) the current economic conditions. Specific real estate markets, the economic environment and inflation affect the actual cost of disposition for these leases and related assets.

During the year ended December 28, 2003, we determined that certain identified property and equipment was impaired and, as such, incurred impairment charges of $19.0 million. There was no remaining net book value associated with any of these properties at January 2, 2005. We did not incur any impairment charges for the year ended January 2, 2005.

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

Our workers’ compensation liabilities are from claims occurring in various states. Individual state workers’ compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. The changes in state political and economic environment increase the variability in unpaid claim liabilities.

Income Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

For information regarding our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions including those that may result from the American Jobs Creation Act of 2004, and the resolution of issues arising from tax audits with various tax authorities.

Restaurant and Franchise Revenues

Revenues from the operation of company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned.

Pre-opening Costs

We follow Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation costs under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied.

We elected to follow APB No. 25 and related interpretations in accounting for our employee stock options for 2004 because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” This is a revision of SFAS No. 123 and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of income. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123(R) will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005. We plan to adopt this Statement in the third quarter of 2005; however, we have not determined the method of adoption under SFAS No. 123(R) and whether the adoption will result in amounts that are similar to the pro forma disclosures under SFAS No. 123.

New Accounting Standards

The FASB recently issued several Statements of Financial Accounting Standards. The statements relevant to our line of business and the impact on us are as follows:

In December 2003, the FASB issued a revision of FIN 46, “Consolidation of Variable Interest Entities.” The objective of the Interpretation is to improve financial reporting by enterprises involved with VIEs. Businesses that have a controlling financial interest in a VIE should include in its consolidated financial statements the assets, liabilities and results of the activities of the VIE. We currently have no VIEs and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adopt this Statement in the third quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, although earlier application is permitted. We are still evaluating the components of this new standard and whether it will have a material effect on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of January 2, 2005 we had $44.1 million in cash and marketable securities consisting of $17.7 million in cash and cash equivalents and $26.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations.

In addition, we have a $20.0 million line of credit agreement with Bank of America, N.A. that expires on June 30, 2007. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 0.80%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 38 through 58 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our co-Chief Executive Officers (“CEOs”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of January 2, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

In performing this evaluation, our management considered all disclosure controls and procedures and turned specific attention to our lease accounting practices in light of the recent pronouncement of February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA. Prior to the issuance of this guidance from the SEC, we had followed common industry practices in the restaurant and retail industries in implementing our lease accounting practices. The specific lease accounting practices involved were established early in our history. Our present independent registered public accounting firm, Ernst & Young, LLP, has been our independent auditors since 1998, and has previously issued unqualified opinions on our financial statements. Prior to the February 7, 2005 pronouncement by the SEC, neither management nor the Audit Committee of the Board of Directors had ever received any information or comment that would cause it to question its accounting for leases.

In view of the February 7, 2005 guidance by the SEC, notwithstanding consistent unqualified audit opinions by our independent auditors during all years of their engagement, and despite management’s good faith efforts in determining the appropriate accounting policies, as a result of our review, we have concluded that our previously established lease accounting policies were not correctly applied and our annual depreciation and impairment losses were understated and rent expense was overstated.

Accordingly, as described below, we determined to restate certain of our previously issued financial statements to reflect the correction in our lease accounting. We elected to restate all fiscal years from 2000 to 2003 to increase transparency for stockholders.

Based on the totality of the aforementioned and notwithstanding previous assumptions that we believed were appropriate to rely upon, our CEOs and CFO concluded that our disclosure controls and procedures were not effective as of January 2, 2005. However, we have since remediated these deficiencies in our controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting—We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making our assessment of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

In performing this assessment, we reviewed our lease accounting practices in light of the recent pronouncement of the SEC in its letter to the AICPA on February 7, 2005 relating to the accounting treatment by companies in the restaurant and retail industries. As a result of this review, we concluded that our controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient despite the fact that we had followed common industry practices in the restaurant and retail industries and the specific lease accounting practices were established early in our history. Notwithstanding these facts, as a result of this assessment, management has determined that our lease accounting was incorrect and that our previously reported annual depreciation expense and impairment losses had been understated and rent expense was overstated. On March 18, 2005, the Audit Committee of the Board of Directors and senior management determined to restate certain of our previously issued financial statements to reflect the correction in our lease accounting.

Management evaluated the impact of this restatement on our assessment of internal control over financial reporting and concluded that, based on the totality of the aforementioned, we had a control deficiency that represented a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of January 2, 2005, based on the criteria set forth by COSO in Internal Control—Integrated Framework.

Our independent, registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Management’s Remediation Efforts— From the SEC’s February 7, 2005 letter to the AICPA regarding lease accounting matters to the date of this report, we have worked diligently to remediate the material weakness in our internal control that resulted from the lease accounting restatement required and have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our lease accounting.

Change in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of California Pizza Kitchen

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that California Pizza Kitchen, Inc. did not maintain effective internal control over financial reporting as of January 2, 2005, because of the effect of insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). California Pizza Kitchen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 2, 2005, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. As a result of this material weakness in internal control, California Pizza Kitchen, Inc. concluded the Company’s previously reported annual depreciation expense and impairment losses had been understated and rent expense was overstated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 2, 2005 financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

In our opinion, management’s assessment that California Pizza Kitchen, Inc. did not maintain effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, California Pizza Kitchen, Inc. has not maintained effective internal control over financial reporting as of January 2, 2005 based on the COSO control criteria.

/s/    Ernst & Young LLP

Los Angeles, California

March 31, 2005

Item 9B.    Other Information

Cash Bonus to co-Chief Executive Officers and co-Presidents

Our annual cash bonus program (the “Bonus Plan”) in effect through the end of 2004 was approved by the Board of Directors in the fourth quarter of 1997. Under the Bonus Plan, executive officers from the vice president level are assigned target bonuses which are expressed as a percentage of their respective base salaries and increase as their level of responsibility increases. The bonuses are tied directly to our annual financial performance and in 2004 were based upon our achieving a targeted level of earnings before interest, taxes, depreciation, amortization and pre-opening costs. Our actual results under this test were 110% of the targeted level. In light of the significant contributions of Larry S. Flax and Richard L. Rosenfield, our co-CEOs and co-Presidents, in achieving this result, on March 29, 2005, the Compensation Committee increased the cash bonuses payable to each of these individuals under the Bonus Plan for 2004 to 100% of their respective base salaries. Therefore, each of Messrs. Flax and Rosenfield will receive a cash bonus in the amount of $450,000.

Amended Form of Stock Option Agreement

As previously disclosed in a Current Report on Form 8-K we filed on December 30, 2004, on June 11, 2004 our Board of Directors approved the adoption of a new stock incentive plan, the 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) and our stockholders approved the 2004 Plan at the annual stockholders’ meeting held July 28, 2004. The 2004 Plan became effective as of December 22, 2004, the date we consummated a reincorporation into Delaware. We filed the form of stock option agreement adopted for use under the 2004 Plan with our Current Report on Form 8-K filed on December 30, 2004. Subsequent to that date, the form of stock option agreement was amended. The amended form is being filed with this report.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2005 which will be filed with the SEC within 120 days after the close of our fiscal year.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this Report:

1.    Financial Statements

The following financial statements, as indexed below, are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

2.    Financial Statements Schedules

All financial statement schedules are omitted because they are not required or are not applicable or the required information is included in the Company’s Consolidated Financial Statements and Notes thereto, described in Item 15(a)(1) above.

3.    Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Pizza Kitchen, Inc. and Subsidiaries as of January 2, 2005 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 28, 2003 and December 29, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Pizza Kitchen, Inc and Subsidiaries’ internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 31, 2005

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 2, 2005 and December 28, 2003

(in thousands)

	2004	2003
		(restated)
Assets

Current assets:
Cash and cash equivalents	$17,719	$15,877
Investments in marketable securities	26,415	18,904
Trade accounts receivable	4,548	2,591
Inventories	3,068	2,892
Prepaid expenses and other current assets	5,089	3,702

Total current assets	56,839	43,966
Property and equipment, net	171,338	159,755
Investment in unconsolidated joint venture	1,507	1,651
Deferred taxes, net	7,680	7,845
Other assets	4,440	2,958

Total assets	$241,804	$216,175

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$4,686	$4,069
Accrued compensation and benefits	12,620	12,034
Accrued rent	12,429	12,030
Deferred rent credits	3,483	4,230
Other accrued liabilities	12,514	9,536
Accrued income tax	—	1,375

Total current liabilities	45,732	43,274

Other liabilities	5,267	4,613
Deferred rent credits, net of current portion	23,770	24,078

Shareholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 19,232,850 and 18,947,164 shares issued and outstanding at January 2, 2005 and December 28, 2003, respectively	192	189
Additional paid-in capital	220,346	215,340
Accumulated deficit	(53,503)	(71,319)

Total shareholders’ equity	167,035	144,210

Total liabilities and shareholders’ equity	$241,804	$216,175

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended January 2, 2005, December 28, 2003 and December 29, 2002

(in thousands, except for share data)

	2004	2003	2002
		(restated)	(restated)
Revenues:
Restaurant sales	$418,799	$356,260	$303,427
Franchise and other revenues	3,653	3,627	2,895

Total revenues	422,452	359,887	306,322
Restaurant costs and expenses:
Cost of sales	103,813	87,806	73,756
Labor	152,949	129,702	110,151
Direct operating and occupancy	83,054	70,273	57,885

Total restaurant operating costs	339,816	287,781	241,792
General and administrative	28,794	21,488	18,161
Depreciation and amortization	23,975	20,714	17,251
Pre-opening costs	737	4,147	3,467
Severance charges	—	1,221	—
Loss on impairment of property and equipment and restaurant closures	—	18,984	2,562
Store closure costs	2,700	—	—
Legal settlement reserve	1,333	—	—

Operating income	25,097	5,552	23,089
Other income (expense):
Interest income	571	317	368
Equity in loss of unconsolidated joint venture	(143)	(349)	—

Total other income (expense)	428	(32)	368

Income before income tax provision	25,525	5,520	23,457
Income tax provision (benefit)	7,709	(82)	8,009

Net income	$17,816	$5,602	$15,448

Net income per common share:
Basic	$0.93	$0.30	$0.83

Diluted	$0.92	$0.29	$0.82

Shares used in calculating net income per common share:
Basic	19,125	18,867	18,585

Diluted	19,267	19,027	18,871

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended January 2, 2005, December 28, 2003 and December 29, 2002

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 30, 2001 (as previously reported)	18,425,343	184	206,624	(92,702)	114,106
Cumulative effect of restatement on prior years (see Note 3)	—	—	—	333	333

Balances at December 30, 2001 (as restated)	18,425,343	184	206,624	(92,369)	114,439
Exercise of employee stock options	189,493	2	2,022	—	2,024
Issuance of common stock, under employee stock purchase plan	128,603	1	1,701	—	1,702
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	959	—	959
Net income (as restated)	—	—	—	15,448	15,448

Balances at December 29, 2002	18,743,439	187	211,306	(76,921)	134,572
Exercise of employee stock options	144,748	1	1,846	—	1,847
Issuance of common stock, under employee stock purchase plan	58,977	1	1,119	—	1,120
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,069	—	1,069
Net income (as restated)	—	—	—	5,602	5,602

Balances at December 28, 2003	18,947,164	189	215,340	(71,319)	144,210
Exercise of employee stock options	236,105	2	3,662	—	3,664
Issuance of common stock, under employee stock purchase plan	51,735	1	830	—	831
Shares repurchased through stock repurchase program	(70,108)	(1)	(1,344)	—	(1,345)
Issuance of additional common stock	67,954	1	1,249	—	1,250
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	609	—	609
Net income	—	—	—	17,816	17,816

Balances at January 2, 2005	19,232,850	192	220,346	(53,503)	167,035

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended January 2, 2005, December 28, 2003 and December 29, 2002

(in thousands)

	2004	2003	2002
		(restated)	(restated)
Operating activities:
Net income	$17,816	$5,602	$15,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,975	20,714	17,251
Equity in loss of unconsolidated joint venture	143	349	—
Loss on impairment of property and equipment and restaurant closures	—	18,984	2,562
Tax benefit from employee stock option exercises	609	1,069	959
Store closure costs	404	—	—
Change in deferred tax asset	165	(5,567)	3,912
Change in deferred rent credits	(1,055)	5,155	5,361
Changes in operating assets and liabilities:
Trade accounts receivable	(1,957)	3,438	1,114
Inventories	(146)	(426)	(689)
Prepaid expenses and other assets	(1,845)	(3,635)	233
Accounts payable	617	211	612
Accrued liabilities	2,288	3,924	3,103
Other liabilities	550	1,603	432

Net cash provided by operating activities	41,564	51,421	50,298
Investing activities:
Capital expenditures	(34,153)	(48,868)	(42,551)
Purchase of assets of former franchisee	(1,208)	—	—
Investments in marketable securities	(7,511)	(18,904)	—
Investment in unconsolidated joint venture	—	(2,000)	—

Net cash used in investing activities	(42,872)	(69,772)	(42,551)
Financing activities:
Net proceeds from issuance of common stock	4,495	2,967	3,726
Share repurchase	(1,345)	—	—

Net cash provided by financing activities	3,150	2,967	3,726

Net increase (decrease) in cash and cash equivalents	1,842	(15,384)	11,473
Cash and cash equivalents at beginning of period	15,877	31,261	19,788

Cash and cash equivalents at end of period	$17,719	$15,877	$31,261

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,903	$3,627	$5,088

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 2, 2005, December 28, 2003 and December 29, 2002

(in thousands, except for share and per share data)

1.    Description of Business

Nature of Business

As of January 2, 2005, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 171 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP in 27 states and the District of Columbia, and five foreign countries, of which 141 are company-owned and 30 operate under franchise or license arrangements.

The Company manages its operations by restaurant. The Company has aggregated its operations into one reportable segment.

2.    Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and its wholly owned subsidiaries CPK Management Company and CPK of Illinois, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal year ended January 2, 2005 covered 53 weeks. The Company’s fiscal years ended December 28, 2003 and December 29, 2002 each covered 52 weeks. For purposes of the accompanying consolidated financial statements, the years ended January 2, 2005, December 28, 2003 and December 29, 2002 may be referred to as fiscal years 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Its cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at January 2, 2005 consist primarily of money market funds and local municipality securities.

Investments

The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Its investments are classified as marketable securities that are “held-to-maturity” and have been recorded at amortized cost. At January 2, 2005 the Company had $8.0 million of held-to-maturity investments that consisted of federal agency securities and auction rate securities. Under current investment guidelines, maturities are restricted to two years or less.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable

The Company negotiates tenant improvement allowances from landlords for the construction of new restaurants. These amounts are recorded as deferred rent credits and amortized over the lease term as a reduction of rent expense. Included in accounts receivable are contractual amounts due from landlords related to these allowances. As of January 2, 2005 and December 28, 2003, the Company has recorded receivables related to tenant improvement allowances of $2,700 and $1,061, respectively, and has recorded deferred rent accordingly.

Inventories

Inventories consist of food and beverage, uniforms and supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures, and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

Impairment of Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Liquor Licenses

Transferable liquor licenses included in other long-term assets, which have a market value, are carried at the lower of cost or market and are not amortized.

Gift Certificates

The Company sells gift certificates and recognizes deferred revenue, included in other accrued liabilities, for gift certificates outstanding until the gift certificates are redeemed.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2004, 2003 and 2002 totaled $3,935, $3,193 and $ 2,670, respectively.

Operating Leases

The Company accounts for rent expense for its operating leases on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” The Company leases restaurant and office facilities that have terms expiring between 2005 and 2023. The initial obligation period is generally ten to 15 years. The term of the lease is considered its initial obligation period, which does not include unexercised option periods. The restaurant facilities primarily have renewal clauses of ten to 20 years exercisable at the option of the Company.

Most lease agreements contain one or more of the following; tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company includes scheduled rent escalation clauses for the purposes of recognizing straight-line rent. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined, and certain other rent escalation clauses are based on the Consumer Price Index.

Rent is recognized on a straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company enters the space and begins to make improvements in preparation for intended use. The Company capitalizes rent during the build-out period as a cost of constructing the related leasehold improvements. Rent incurred from the date the premises are ready for their intended use, through the restaurant opening date, are included in pre-opening expenses. Tenant improvement allowances are recorded as deferred rent credits on the consolidated balance sheets and amortized over the terms of the related leases as reductions to rent expense on the consolidated statements of income.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-opening Costs

The Company follows SOP 98-5, “Reporting on the Costs of Start-up Activities,” which provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Earnings Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic Earnings Per Share (EPS) is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected for 2004 to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” This is a revision of SFAS No. 123 and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of income. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123(R) will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005. The Company plans to adopt this Statement in the third quarter of 2005, however, we have not determined the method of adoption under SFAS No. 123(R) and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.

Recent Accounting Pronouncements

The FASB recently issued several Statements of Financial Accounting Standards. The statements relevant to our line of business and the impact on us are as follows:

In December 2003, the FASB issued a revision of FIN 46, “Consolidation of Variable Interest Entities.” The objective of the Interpretation is to improve financial reporting by enterprises involved with VIEs. Businesses

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that have a controlling financial interest in a VIE should include in its consolidated financial statements the assets, liabilities and results of the activities of the VIE. The Company currently has no VIEs and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt this Statement in the third quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 although earlier application is permitted. The Company is still evaluating the components of this new standard and whether it will have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and all other current liabilities approximate their carrying values because of the short maturities of these instruments.

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

The Company maintains a food distribution contract with its sole national master distributor, Meadowbrook Meat Company, Inc. that potentially subjects the Company to a concentration of business risk. This contract is up for renewal in July 2007. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

3.    Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the AICPA expressing its views regarding certain lease related accounting issues and their application under GAAP. Following the release of the SEC letter, many restaurant companies and retailers reviewed their previous interpretation of these lease accounting issues and announced that they would restate their results for previous periods. On March 18, 2005, management and the Audit Committee of the Board of Directors concluded that certain of the historical methods of accounting for operating leases were not in accordance with GAAP, and that the Company would restate certain of our previously issued consolidated financial statements

The Company had historically recognized rent expense for operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date the

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company restaurants opened. This generally had the effect of excluding the build-out period of the Company’s restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. As a result of the Company’s review of the SEC’s guidance provided in the February 7, 2005 letter and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases,” the Company will now recognize rent over a lease term that includes the build-out period. In addition, the Company will now capitalize rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises are ready for their intended use through the restaurant opening date will be included as rent expense in pre-opening expenses.

Further, in prior periods, consolidated balance sheets reflected the unamortized portion of tenant improvement allowances funded by landlords as a reduction of the related leasehold improvements. In keeping with the SEC’s February 7, 2005 letter and FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” tenant improvement allowances will now be recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statements of cash flows.

The Company restated its consolidated balance sheet at December 28, 2003 and the consolidated statements of income, cash flows and stockholders equity for the years ended 2003 and 2002. The Company also restated the quarterly financial information for fiscal 2003 and the first three quarters of 2004 (see Note 14 of Notes to Consolidated Financial Statements). The impact of the restatement for each of the periods was a reduction of net income of $2,354 in 2003 and an increase in net income of $118 in 2002. Additionally, the restatement has been reflected as a cumulative effect to accumulated deficit in the accompanying consolidated statements of stockholders’ equity.

The Company did not amend, and does not intend to amend, its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon.

The cumulative effect of these accounting changes is an increase in accumulated deficit as of December 28, 2003 of $2,088.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 28, 2003, as well as the effects of these changes on the Company’s consolidated statements of income and cash flows for fiscal years 2003 and 2002.

	Consolidated Balance Sheets
December 28, 2003	As previously reported	Adjustments	As restated
Property and equipment, net	$130,532	$29,223	$159,755
Deferred taxes, net	6,478	1,367	7,845
Total assets	185,585	30,590	216,175
Accrued rent	7,845	4,185	12,030
Deferred rent credit	—	4,230	4,230
Total current liabilities	34,859	8,415	43,274
Deferred rent credit, net of current portion	—	24,078	24,078
Accumulated deficit	(69,416)	(1,903)	(71,319)
Total shareholders’ equity	146,113	(1,903)	144,210
Total liabilities and shareholders’ equity	185,585	30,590	216,175

	Consolidated Statements of Income
Fiscal year ended December 28, 2003	As previously reported	Adjustments	As restated
Direct operating and occupancy	$73,949	$(3,676)	$70,273
Total restaurant operating costs	291,457	(3,676)	287,781
Depreciation and amortization	17,578	3,136	20,714
Pre-opening costs	4,019	128	4,147
Loss on impairment of property and equipment and restaurant closures	14,725	4,259	18,984
Operating income	9,399	(3,847)	5,552
Income (loss) before income tax provision	9,367	(3,847)	5,520
Income tax provision (benefit)	1,411	(1,493)	(82)
Net income	7,956	(2,354)	5,602
Net income per common shares—basic	$0.42	$(0.12)	$0.30
Net income per common shares—diluted	$0.42	$(0.13)	$0.29

Fiscal year ended December 29, 2002
Direct operating and occupancy	$60,652	$(2,767)	$57,885
Total restaurant operating costs	244,559	(2,767)	241,792
Depreciation and amortization	14,971	2,280	17,251
Pre-opening costs	3,355	112	3,467
Loss on impairment of property and equipment and restaurant closures	2,380	182	2,562
Operating income	22,896	193	23,089
Income before income tax provision	23,264	193	23,457
Income tax provision (benefit)	7,934	75	8,009
Net income	15,330	118	15,448
Net income per common shares—basic	$0.82	$0.01	$0.83
Net income per common shares—diluted	$0.81	$0.01	$0.82

	Consolidated Statements of Cash Flows
Fiscal year ended December 28, 2003	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$39,032	$12,389	$51,421
Net cash provided by investing activities	(57,383)	(12,389)	(69,772)

Fiscal year ended December 29, 2002
Net cash provided by operating activities	$41,244	$9,054	$50,298
Net cash provided by investing activities	(33,497)	(9,054)	(42,551)

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refer to Note 14 for the impact of the restatement on 2004 and 2003 quarterly information. In addition, certain amounts in Notes 4, 6, 8, 9 and 11 have been restated to reflect the restatement adjustment described above

4.    Property and Equipment

Property and equipment consist of the following:

	2004	2003
Land	$5,786	$5,786
Buildings	10,046	9,990
Furniture, fixtures and equipment	117,740	97,450
Leasehold improvements	191,268	178,058
Construction-in-progress	5,481	4,054

	330,321	295,338
Less accumulated depreciation and amortization	(158,983)	(135,583)

	$171,338	$159,755

On an annual basis, the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, on a restaurant-by-restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment of $2,562 in 2002, $18,984 in 2003 and no losses were recorded in 2004.

5.    Long-term Debt

On June 30, 2004, the Company replaced its prior credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which no balance is outstanding as of January 2, 2005. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. The terms of the credit line include financial covenants, which the Company was in compliance with as of January 2, 2005.

The credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $4,264 and $3,514 at January 2, 2005 and December 28, 2003, respectively.

6.    Income Taxes

The details of the provision (benefit) for income taxes are as follows:

	2004	2003	2002
Current:
Federal	$6,122	$4,484	$2,747
State	1,422	1,001	1,350

	7,544	5,485	4,097

Deferred:
Federal	347	(4,916)	3,680
State	(182)	(651)	232

	165	(5,567)	3,912

	$7,709	$(82)	$8,009

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision differs from the federal statutory rate because of the effect of the following items for the fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	3.5	4.0
General business and tip tax credit	(12.1)	(30.0)	(8.0)
Other	3.5	6.6	3.1
Valuation allowance	—	—	—

	30.2%	15.1%	34.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at January 2, 2005 and December 28, 2003 consist of the following:

	2004	2003
Net deferred tax assets:
Short-term
Insurance reserves	$1,303	$613
Vacation reserves	717	857
Other accruals	2,196	1,533
Tax credits	528	749
Accrued rent	(4,905)	(3,221)
Partnership basis	190	(91)

Subtotal short-term	29	440

Long-term
Asset impairment reserves	9,598	9,730
Book depreciation (under)/over tax depreciation	(1,947)	(2,325)

Subtotal long-term	7,651	7,405

Net deferred tax asset	$7,680	$7,845

7.    Stockholders’ Equity

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. The Company did not repurchase any of its equity securities during the fourth quarter of 2004. As of January 2, 2005, 70,108 shares had been repurchased for an aggregate purchase price of $1.4 million.

On January 15, 2004 and July 15, 2004 employees purchased 27,364 and 24,371 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440 and $391, respectively.

On January 14, 2003 and July 15, 2003 employees purchased 29,576 and 29,401 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $578 and $541, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Common Stock Option Plans

In December 2004, the Company adopted the 2004 Omnibus Incentive Compensation Plan (“2004 Plan”). The 2004 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights. Options under the 2004 Plan may be either nonqualified options or incentive stock options. A total of 3,750,000 shares of common stock have been reserved for issuance under the 2004 Plan. Once the 2004 Plan became effective, no additional option grants were made under the 1998 Stock Based Incentive Compensation Plan (“1998 Plan”), and the shares not granted under the 1998 plan were cancelled. As of January 2, 2005, 600,000 options were outstanding at a weighted average exercise price of $23.61 under the 2004 Plan.

In 1998, the Company adopted the 1998 Plan. The 1998 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. In fiscal 2001, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 2,500,000 shares to 3,500,000 shares. In fiscal 2003, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 3,500,000 shares to 4,000,000 shares. Options under the 1998 Plan may be either nonqualified options or incentive stock options. Nonqualified options may be granted at prices determined by the Company’s Board of Directors which shall not be less than 100% of fair value on the date of grant; provided that the options may be granted at a price equal to or greater that 85% of the fair value on the date of grant if any discount is expressly granted in lieu of salary or cash bonus. Incentive stock options may be granted at not less than 100% of fair value on the date of grant for employees owning 10% or less of the Company’s stock and at not less than 110% for employees owning more than 10% of the Company’s stock. The Company’s Board of Directors determines the terms governing the exercise of options and direct stock bonuses.

Shares subject to option under the 1998 Plan were as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2001	1,246,383	$15.43
Granted	583,000	20.64
Exercised	(189,493)	10.68
Canceled	(23,125)	19.51

Outstanding at December 29, 2002	1,616,765	17.81
Granted	761,350	20.88
Exercised	(144,123)	10.01
Canceled	(307,319)	21.13

Outstanding at December 28, 2003	1,926,673	19.08
Granted	822,104	19.77
Exercised	(236,730)	15.50
Canceled	(354,093)	20.61

Outstanding at January 2, 2005	2,157,954	$19.48

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options outstanding and options exercisable at January 2, 2005 for the 1998 Plan:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 2, 2005	Weighted Average Exercise Price
$ 2.38– 4.76	13,446	3.60	$2.50	13,446	$2.50
7.14– 9.52	33,401	4.00	8.74	33,401	8.74
14.29–16.67	266,243	5.20	15.00	266,243	15.00
16.67–19.05	795,906	9.00	18.74	110,395	18.53
19.05–21.43	348,786	7.10	19.96	167,925	19.96
21.43–23.81	700,172	7.30	22.63	367,904	22.37

	2,157,954	7.60	$19.48	959,314	$18.71

As previously stated, options were no longer available for grant under the 1998 Plan once the 2004 plan became effective.

On August 2, 2000 in connection with the Company’s initial public offering, options to purchase 110,696 shares of common stock were exercised. These options required the Company to reimburse 20% of the taxable gain incurred upon exercise to the employee. As a result, the Company incurred a variable plan accounting charge of $1,949 in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” representing the difference between the fair value of the stock at the time of exercise and the option strike price plus the 20% tax reimbursement.

The Company has adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for its stock option plans. In accordance with SFAS No. 148, the Company will continue to disclose the required pro forma information in the notes to the consolidated financial statements. Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards in fiscal 2004, 2003 and 2002, consistent with the provisions of SFAS No. 148, the Company’s after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	2004	2003	2002
Net income as reported	$17,816	$5,602	$15,448
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	2,890	3,426	2,166

Pro forma net income	$14,926	$2,176	$13,282

Net income per share:
Basic, as reported	$0.93	$0.30	$0.83
Basic, pro forma	$0.78	$0.12	$0.71
Diluted, as reported	$0.92	$0.29	$0.82
Diluted, pro forma	$0.77	$0.11	$0.70
Weighted average shares used in computation:
Basic	19,125	18,867	18,585
Diluted	19,267	19,027	18,871

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended 2004, 2003 and 2002.

	2004	2003	2002
Risk free interest rate	3.70%	3.03%	2.53%
Expected lives (in years)	5.00	5.00	5.00
Dividend yield	—%	—%	—%
Expected volatility	33.59%	31.20%	42.00%

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. The Company anticipates making additional stock-based compensation awards in the future.

9.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 is as follows:

	2004	2003	2002
Numerator for basic and diluted net income per share attributable to common shareholders	$17,816	$5,602	$15,448

Denominator (in thousands):
Denominator for basic net income per common share—weighted average shares	19,125	18,867	18,585
Employee stock options	142	160	286

Denominator for diluted net income per common share—weighted average shares	19,267	19,027	18,871

There were no shares considered antidilutive for the purposes of this computation.

10.    Change in Accounting Estimate

In fiscal year 2004, the Company evaluated the useful life of certain assets. This included six older restaurants that will be remodeled as new prototype restaurants. Accordingly, the Company reassessed the useful life of these six restaurants and has accelerated the depreciation to the date of the anticipated remodel. Additionally, the Company will complete installation of a new point-of-sale system in 2005. Accordingly, the Company accelerated the depreciation on the existing point-of-sale system to allow for a complete asset retirement by the date the new system will be placed in service. The consolidated impact in 2004 resulting from the higher depreciation was $1,339 or a decrease of $0.05 per fully diluted share.

11.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases approximated $20,273 for fiscal 2004, $18,376 for fiscal 2003 and

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$15,490 for fiscal 2002, including contingent rental expense of $2,634, $1,827 and $1,348 for the fiscal years 2004, 2003 and 2002, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding January 2, 2005 are as follows:

Fiscal Year Ending:
2005	$24,254
2006	25,987
2007	25,734
2008	24,686
2009	22,365
Thereafter	96,712

$219,738

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

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. Accordingly, the Company has accrued $1.3 million in legal settlement reserve based on an estimate of the maximum costs which they expect to be incurred in connection with this case. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information becomes known.

12.    Employee Benefit Plans

In January 1994, the Company established a defined contribution plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitations. The plan provides for certain discretionary contributions by the Company.

The Company has also established an Executive Retirement Savings Plan (“ERSP”). The ERSP is a non-qualified deferred compensation plan for its highly compensated employees as defined in the ERSP and who are otherwise ineligible for participation in the 401(k) plans. The ERSP allows participating employees to defer up to 100% of the receipt of their base compensation and their eligible bonuses. The plan provides for certain discretionary contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a “rabbi” trust established by the Company.

The Company recorded contribution expenses of $353, $268, and $242 for fiscal 2004, 2003, and 2002, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

In November 1999, the Company adopted an employee stock purchase plan (“Purchase Plan”) under Section 423 of the Internal Revenue Code of 1986 which became effective with the initial public offering in August 2000

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and reserved 375,000 shares for issuance thereunder. In 2003, the Company increased the aggregate number of shares available for sale under the Purchase Plan to 750,000 shares. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during consecutive 24 month offering periods, subject to automatic reset if favorable to the employees. Each offering period will be divided into four consecutive six-month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

13.    Related Party Transactions

On March 6, 2003 the Company paid $2.0 million for a 25.0% stake in LA Food Show, Inc., an upscale family casual dining restaurant created by the Company’s co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers, Larry S. Flax and Richard L. Rosenfield. Messrs. Flax and Rosenfield own the remaining 75.0% of equity in LA Food Show, Inc. Under the terms of the agreement the Company reserves the right of first negotiation for the 75.0% of outstanding equity it does not currently own. The Company has pre-emptive rights in future financings by LA Food Show so long as it maintains an ownership interest of at least 15.0%, and is entitled to one of three seats on the LA Food Show Board of Directors.

The Company has accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At January 2, 2005 the Company’s net investment in LA Food Show, was $1,507.

Effective September 29, 2003, the Company entered into an employee leasing arrangement with LA Food Show under which it provides LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimburses the Company for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. Reimbursements totaled $1,286 in 2004 and $228 in 2003.

A Company director, Rick J. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC (“CAHR”). The Company had entered into franchise and development agreements with CAHR pursuant to which CAHR operated two California Pizza Kitchen restaurants. CAHR paid franchise and royalty fees to the Company under these agreements. The Company has recorded an aggregate of $256, $260 and $204 in such fees during the years ended 2003, 2002 and 2001, respectively. On December 29, 2003 the Company acquired the territory rights and assets used to operate two restaurants from CAHR for $2.5 million. These California stores are located in Thousand Oaks and Ventura and are an ASAP and full service restaurant, respectively. The transaction was executed with $1.2 million cash with the balance of the purchase price paid in common stock.

The Company also made aggregate lease payments to Caruso Affiliated Holdings, for the 12 weeks to March 27, 2005, for two California store locations, of $45 and $212 for Thousand Oaks and Marina Del Rey, respectively. These payments consisted of rent of $34 and $30, common area maintenance charges of $11 and $8 and percentage rent of $0 and $174 respectively. Westlake Promenade, LLC was the owner of record prior to the Company’s purchase of the Thousand Oaks store on December 29, 2003 and another of Mr. Caruso’s affiliates purchased Marina Waterside shopping center, where the Company’s Marina Del Rey store is located, on January 20, 2004.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 24, 2001, the Company loaned $65 in cash to a former employee and officer, Tom Jenneman. The loan was supported by a full recourse promissory note and accrued interest at 7.5% per annum. The full recourse promissory note was paid in full, including accrued interest, upon maturity in February 2003.

Neal Rosenfield, a real estate broker for Blatteis Real Estate and the brother of Richard L. Rosenfield, our co-Founder, co-Chief Executive Officer and co-President, received commissions paid by a third party landlord related to our lease of certain restaurant locations in the amounts of $134, $71, and $76 in 2004, 2003 and 2002, respectively.

In connection with the Company’s initial public offering in August 2000, its former Chief Executive Officer exercised options to purchase 110,696 shares of common stock. Under the agreement granting these options, the Company was required to pay an amount equal to 20% of the gain recognized by its former Chief Executive Officer for federal income tax purposes, which was $325. In addition, the Company loaned its former Chief Executive Officer $586, which is equal to the difference between the cash payment and the total income tax liability he incurred as a result of this exercise. The full recourse promissory note was paid in full, including accrued interest, upon maturity in August 2002.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the periods ending as indicated and restated as discussed in Note 3 in the notes to the consolidated financial statements (in thousands, except net income per share):

	As Reported				Adjustments				Restated(d)
	Mar. 28, 2004	June 27, 2004	Sept. 26, 2004	Jan. 2, 2005	Mar. 28, 2004	June 27, 2004	Sept. 26, 2004	Jan. 2, 2005	Mar. 28, 2004	June 27, 2004	Sept. 26, 2004(a)	Jan. 2, 2005
Quarter Ended:
Total revenues	$98,630	$102,533	$106,135	$115,154	$—	$—	$—	$—	$98,630	$102,533	$106,135	$115,154
Operating income	5,856	7,484	2,499	8,273	319	332	334	$—	6,175	7,816	2,833	8,273
Net income	4,021	5,194	2,286	5,712	195	203	205	$—	4,216	5,397	2,491	5,712
Diluted net income per share	$0.21	$0.27	$0.12	$0.29	$0.01	$0.01	$0.01	$—	$0.22	$0.28	$0.13	$0.29

	As Reported				Adjustments				Restated(d)
	Mar. 30, 2003	June 29, 2003	Sept. 28, 2003	Dec. 28, 2003	Mar. 30, 2003	June 29, 2003	Sept. 28, 2003	Dec. 28, 2003	Mar. 30, 2003	June 29, 2003	Sept. 28, 2003(b)	Dec. 28, 2003(c)
Quarter Ended:
Total revenues	$82,857	$87,864	$93,096	$96,069	$—	$—	$—	$—	$82,857	$87,864	$93,096	$96,069
Operating income (loss)	5,942	6,524	(7,153)	4,088	152	119	64	(4,184)	6,094	6,643	(7,089)	(96)
Net income (loss)	3,993	4,395	(4,846)	4,416	93	73	39	(2,561)	4,086	4,468	(4,807)	1,855
Diluted net income (loss) per share	$0.21	$0.23	$(0.26)	$0.23	$0.00	$0.00	$0.00	$(0.13)	$0.21	$0.23	$(0.26)	$0.10

(a)	Includes accelerated depreciation of $1,339, store closure costs of $2,700 and legal settlement reserve of $1,333.

(b)	Includes loss on impairment of property and equipment and restaurant closures charge of $12,979 and severance charges of $820.

(c)	Includes loss on impairment of property and equipment and restaurants closures charge of $6,005.

(d)	As described in Note 3, the Company restated the consolidated income statement related to certain tenant improvement allowances, pre-opening expenses and the calculations on straight-line rent and depreciation.

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

Exhibit Number	Description

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2005	California Pizza Kitchen, Inc.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	April 4, 2005

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	April 4, 2005

/s/ SUSAN M COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	April 4, 2005

/s/ WILLIAM C. BAKER William C. Baker	Director	April 4, 2005

/s/ RICK J. CARUSO Rick J. Caruso	Director	April 4, 2005

/s/ HENRY GLUCK Henry Gluck	Director	April 4, 2005

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	April 4, 2005

/s/ AVEDICK B. POLADIAN Avedick B. Poladian	Director	April 4, 2005

EXHIBIT INDEX

Exhibit Number	Description

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

Exhibit Number	Description

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

23	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.