Form 10-Q
period 2005-04-03
CALIFORNIA PIZZA KITCHEN INC
filed 2005-05-13
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 3, 2005

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

As of May 6, 2005, 19,301,768 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

2 of 29

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	April 3, 2005	January 2, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,068	$17,719
Investments in marketable securities	26,415	26,415
Trade accounts receivable	2,627	4,548
Inventories	3,168	3,068
Prepaid expenses and other current assets	5,782	5,089

Total current assets	52,060	56,839
Property and equipment, net	186,278	171,338
Investment in unconsolidated joint venture	1,486	1,507
Deferred taxes	7,680	7,680
Other assets	4,604	4,440

Total assets	$252,108	$241,804

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,781	$4,686
Accrued compensation and benefits	14,655	12,620
Accrued rent	12,598	12,429
Deferred rent credits	3,446	3,483
Other accrued liabilities	11,976	12,514
Accrued income tax	476	—

Total current liabilities	51,932	45,732

Other liabilities	4,650	5,267
Deferred rent credits, net of current portion	22,937	23,770
Shareholders’ equity:
Common Stock - $0.01 par value, 80,000,000 shares authorized, 19,305,559 and 19,232,850 shares issued and outstanding at April 3, 2005 and January 2, 2005, respectively	193	192
Additional paid-in capital	221,628	220,346
Accumulated deficit	(49,232)	(53,503)

Total shareholders’ equity	172,589	167,035

Total liabilities and shareholders’ equity	$252,108	$241,804

See accompanying notes

3 of 29

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 3, 2005	March 28, 2004
		(restated)
Revenues:
Restaurant sales	$109,418	$97,753
Franchise and other revenues	900	877

Total revenues	110,318	98,630

Costs and expenses:
Cost of sales	26,957	23,986
Labor	41,115	36,462
Direct operating and occupancy	21,976	19,755

Total restaurant operating costs	90,048	80,203

General and administrative	7,509	6,724
Depreciation and amortization	5,552	5,464
Pre-opening costs	1,101	64
Loss on impairment of property and equipment	26	—

Operating income	6,082	6,175

Other income (expense):
Interest income	195	96
Equity in net loss of unconsolidated joint venture	(21)	(37)

Total other income	174	59

Income before income tax provision	6,256	6,234
Income tax provision	1,985	2,018

Net income	$4,271	$4,216

Net income per common share:
Basic	$0.22	$0.22

Diluted	$0.22	$0.22

Weighted average shares used in calculating net income per common share:

Basic	19,280	18,993

Diluted	19,596	19,081

See accompanying notes

4 of 29

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	April 3, 2005	March 28, 2004
		(restated)
Operating activities:
Net income	$4,271	$4,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,552	5,464
Equity in loss of unconsolidated joint venture	21	37
Change in deferred rent credits	(870)	(639)
Change in deferred taxes	—	124
Changes in operating assets and liabilities:
Trade accounts receivable	1,921	692
Inventories	(100)	187
Prepaid expenses and other assets	(857)	2,515
Accounts payable	4,095	(703)
Accrued liabilities	2,142	(2,015)
Other liabilities	(617)	(273)

Net cash provided by operating activities	15,558	9,605

Investing activities:
Capital expenditures	(20,492)	(2,583)
Purchase of assets of former franchisee	—	(1,208)
Investments in marketable securities	—	(7,511)

Net cash used in investing activities	(20,492)	(11,302)

Financing activities:
Net proceeds from issuance of common stock	1,283	889

Net cash provided by financing activities	1,283	889

Net decrease in cash and cash equivalents	(3,651)	(808)

Cash and cash equivalents at beginning of period	17,719	15,877

Cash and cash equivalents at end of period	$14,068	$15,069

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,494	$2,264

See accompanying notes

5 of 29

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 3, 2005

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 175 restaurants under the names California Pizza Kitchen and California Pizza Kitchen ASAP.

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for January 2, 2005 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by U.S. generally accepted accounting principles. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filings with the SEC.

2. Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“AICPA”) expressing its views regarding certain lease related accounting issues and their application under U.S. generally accepted accounting principles (“GAAP”). On March 18, 2005, management and the Audit Committee of the Board of Directors concluded that certain of the Company’s historical methods of accounting for operating leases were not in accordance with GAAP, and the Company would restate certain of the Company’s previously issued consolidated financial statements.

6 of 29

The Company had historically recognized rent expense for operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date the restaurants opened. As a result of the Company’s review of the SEC’s guidance provided in the February 7, 2005 letter and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases,” the Company now recognizes rent over a lease term that includes the build-out period. In addition, the Company now capitalizes rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises are ready for their intended use through the restaurant opening date are included as rent expense in pre-opening expenses.

Further, in prior periods, consolidated balance sheets reflected the unamortized portion of tenant improvement allowances funded by landlords as a reduction of the related leasehold improvements. In keeping with the SEC’s February 7, 2005 letter and FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” tenant improvement allowances are recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statements of cash flows.

The Company restated the consolidated balance sheet at December 28, 2003, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2003 and December 29, 2002 in its Annual Report on Form 10-K for the fiscal year ended January 2, 2005. In addition, the Company filed an 8-K on April 28, 2005 disclosing the effects of the restatement on the consolidated statements of income for the 2003 and 2004 quarterly periods.

The following tables contain information regarding the impact of the restatement adjustments on the Company’s consolidated statements of income and cash flows for the quarter ended March 28, 2004. All amounts, except per share amounts, are in thousands.

	Consolidated Statements of Income
Quarter ended March 28, 2004	As previously reported	Adjustments	As restated
Direct operating and occupancy	$20,926	$(1,171)	$19,755
Depreciation and amortization	4,612	852	5,464
Income before income tax provision	5,915	319	6,234
Income tax provision	1,894	124	2,018
Net income	4,021	195	4,216
Net income per common shares - diluted	$0.21	$0.01	$0.22

	Consolidated Statements of Cash Flows
Quarter ended March 28, 2004	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$9,566	$39	$9,605
Net cash used in investing activities	(11,263)	(39)	(11,302)

7 of 29

3. Common Stock

On January 15, 2005 employees purchased 25,451 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411,000. Additionally, employees exercised options to purchase 47,258 shares of common stock during the first three months ended April 3, 2005, which resulted in net proceeds to the Company of $872,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. No shares were repurchased during the first quarter of 2005; however, since the authorization, 70,108 shares have been repurchased for an aggregate purchase price of $1.3 million.

On January 15, 2004, employees purchased 27,364 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440,000. Additionally, employees exercised options to purchase 37,362 shares of common stock during the first three months ended March 28, 2004, which resulted in net proceeds to the Company of $449,000.

On December 29, 2003, the Company purchased certain development rights and the leasehold interests, equipment and other assets utilized in the operation of two California Pizza Kitchen restaurants owned by CAH Restaurants of California, LLC. Approximately 50% of the $2,503,000 aggregate purchase price was paid by the issuance of 67,954 shares of the Company’s common stock and the remainder was paid in cash. The shares were issued to Rick J. Caruso, one of the Company’s directors, who owns CAH Restaurants of California, LLC. The issuance of the shares was exempt under Section 4(2) of the Securities Act of 1933, as amended, and under Regulation D as promulgated thereunder, as a transaction not involving any public offering.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of April 3, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of April 3, 2005. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of April 3, 2005.

5. Stock Option Plans

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of

8 of 29

grant. The Company accounts for stock option grants using the intrinsic value method, and, accordingly, recognizes no compensation expense for the stock option grants.

The following table represents the effect on net income and earnings per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation (in thousands, except net income per share):

	Three Months Ended
	April 3, 2005	March 28, 2004
		(restated)
Net income as reported	$4,271	$4,216
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	3,514	630

Pro forma net income	$757	$3,586

Net income per share:
Basic, as reported	$0.22	$0.22
Basic, pro forma	$0.04	$0.19
Diluted, as reported	$0.22	$0.22
Diluted, pro forma	$0.04	$0.19
Weighted average shares used in computation:
Basic	19,280	18,993
Diluted	19,596	19,081

Stock-based compensation expense for the first quarter of 2005 of $3.5 million primarily relate to an aggregate of 600,000 options vesting pursuant to employment agreements entered into with the Company’s co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers (“CEOs”), Richard L. Rosenfield and Larry S. Flax.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended April 3, 2005 and March 28, 2004, respectively.

	Three Months Ended
	April 3, 2005	March 28, 2004
Risk free interest rate	3.87%	3.03%
Expected lives (in years)	5.00	5.00
Dividend yield	—%	—%
Expected volatility	32.44%	31.00%

6. Net Income Per Share

Reconciliation of the components included in the computation of basic and diluted net income per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128,

9 of 29

“Earnings Per Share,” for the three months ended April 3, 2005 and March 28, 2004 is as follows (in thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
Numerator for basic and diluted net income per common share	$4,271	$4,216

Denominator:
Denominator for basic net income per common share weighted average shares	19,280	18,993
Employee stock options	316	88

Denominator for diluted net income per common share weighted average shares	19,596	19,081

7. Subsequent Event

On April 25, 2005, the Company purchased the remaining 75% interest in LA Food Show, Inc. (“LA Food Show”), an upscale family casual dining restaurant created by the Company’s co-founders, co-Chairmen of the Board of Directors and co-CEOs, Larry S. Flax and Richard L. Rosenfield. Of the $6 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840. Previously, on March 6, 2003, the Company paid $2.0 million for a 25.0% stake in LA Food Show.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of May 13, 2005, we own and operate 147 restaurants under the name “California Pizza Kitchen” or “California Pizza Kitchen ASAP” in 26 states and the District of Columbia. We also franchise our concept and currently have 30 additional restaurants which operate under franchise or license agreements. We opened our first restaurant in 1985 in Beverly Hills, California and during our 20 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience, which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into six classes (as of April 3, 2005): 1) the Pre-2002 class which consists of 94 restaurants; 2) the Class of 2002 which consists of 18 restaurants; 3) the Class of 2003 which consists of 20 restaurants; 4) the Class of 2004

10 of 29

which consists of four restaurants; 5) the Class of 2005 which consist of five restaurants and 6) our company-owned ASAP locations which consist of four restaurants.

We intend to open no fewer than 15 new full service restaurants by the end of 2005, five of which were opened in the first quarter of 2005. We will continue our development in existing markets and plan to enter one new market in 2005. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2005. We intend to continue to develop new full service restaurants that range in size from 5,700 to 6,000 square feet, and that require, on average, a total cash investment of approximately $2.0 million and total invested capital of approximately $2.5 million per full service restaurant. In addition, pre-opening expenses is expected to range from approximately $230,000 to $240,000 per new full service restaurant.

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

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of rent from the date the premises are ready for their intended use through the restaurant opening date, the costs of hiring and training the initial work force, travel costs, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three months ended April 3, 2005 and March 28, 2004 consist of 13 weeks. In calculating company-owned comparable restaurant sales for the quarter ended April 3, 2005 we include a restaurant in the comparable base once it has been open for 18 months.

11 of 29

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, leasing activities, deferred tax assets, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Form 10-K filed for fiscal year ended January 2, 2005.

12 of 29

Results of Operations

Our operating results for the three months ended April 3, 2005 and March 28, 2004 are expressed as a percentage of revenues below, except for restaurant operating costs and expenses, which are expressed as a percentage of restaurant sales:

	Three Months Ended
	April 3, 2005	March 28, 2004
		(restated)
Revenues:
Restaurant sales	99.2%	99.1%
Franchise and other revenues	0.8%	0.9%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	24.6%	24.5%
Labor	37.6%	37.3%
Direct operating and occupancy	20.1%	20.2%

Total restaurant operating costs	82.3%	82.0%

General and administrative	6.8%	6.8%
Depreciation and amortization	5.0%	5.5%
Pre-opening costs	1.0%	0.1%
Loss on impairment of property and equipment	0.0%	0.0%

Operating income	5.5%	6.3%

Other income (expense):
Interest income	0.2%	0.1%
Equity in net loss of unconsolidated joint venture	0.0%	0.0%

Total other income	0.2%	0.1%

Income before income tax provision	5.7%	6.3%
Income tax provision	1.8%	2.0%

Net income	3.9%	4.3%

13 of 29

As a result of recently experienced variations in performance among our restaurants opened in 2002 and 2003 when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped by class in an effort to better clarify unit level economics. Accordingly, supplemental information for full service restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003, (D) in 2004, (E) in 2005, and ASAP restaurants are presented in the table below:

	# of Stores	Weekly Sales Average	Restaurant Sales (,000)	Restaurant Operating Margin (1) (,000)	Restaurant Operating Margin % (2)
Pre-2002
Q1, 2005	94	65,872	79,789	15,730	19.7%
Q1, 2004 (restated)	94	60,413	73,825	14,983	20.3%
Year over year change		9.0%	8.1%	5.0%	(60	)bps

Class of 2002
Q1, 2005	18	51,582	12,070	1,935	16.0%
Q1, 2004 (restated)	18	46,584	10,901	1,511	13.9%
Year over year change		10.7%	10.7%	28.1%	210	bps

Class of 2003
Q1, 2005	20	40,909	10,636	1,147	10.8%
Q1, 2004 (restated)	22	38,851	11,111	876	7.9%
Year over year change		5.3%	-4.3%	30.9%	290	bps

Class of 2004
Q1, 2005	4	52,408	2,725	254	9.3%
Q1, 2004 (restated)	1	50,574	657	109	16.6%
Year over year change		3.6%	314.8%	133.0%	(730	)bps

Class of 2005
Q1, 2005	5	88,865	2,768	198	7.2%

ASAPS
Q1, 2005	4	27,479	1,429	104	7.3%
Q1, 2004 (restated)	4	24,213	1,259	71	5.6%
Year over year change		13.5%	13.5%	46.5%	170	bps

Total restaurants
Q1, 2005	145	59,452	109,418	19,369	17.7%
Q1, 2004 (restated)	139	54,097	97,753	17,551	18.0%
Year over year change		9.9%	11.9%	10.4%	(30	)bps

(1)	Restaurant operating margin is defined as restaurant sales less restaurant operating costs.

(2)	Restaurant operating margin percentages are expressed as a percentage of restaurant sales.

Three months ended April 3, 2005 compared to the three months ended March 28, 2004 (restated)

Total Revenues. Total revenues increased by $11.7 million, or 11.9%, to $110.3 million in the first quarter of 2005 from $98.6 million for the first quarter of 2004 due to a $11.7 million increase in restaurant sales and a $23,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 9.0% increase in weekly sales averages for the Pre-2002 class, $12.1 million and $10.6 million in sales derived from the Classes of 2002 and 2003, respectively, $2.7 million in sales derived from the four restaurants in the Class of 2004, $2.8 million in sales derived from the five restaurants in the Class of 2005 and $1.4 million in sales derived from our four ASAP restaurants. The 18-month comparable base restaurant sales increase was 9.3%. We were affected by 136 restaurant closure days during the first quarter of 2005 due to closures

14 of 29

associated with restaurant remodels, adverse weather in January on the East and West Coast and the Easter Sunday holiday. The 9.3% increase in 18-month comparable restaurant sales consisted of a 3.1% increase in customer counts, a 5.3% increase in pricing, and menu mix changes of 0.9%. The increase in franchise and other revenues was primarily due to an increase in comparable sales for ASAP franchises.

Cost of sales. Cost of sales increased by $3.0 million, or 12.5%, to $27.0 million for the first quarter of 2005 from $24.0 million for the first quarter of 2004. Cost of sales as a percentage of restaurant sales increased to 24.6% for the first quarter of 2005 from 24.5% in the comparable quarter for the prior year. This increase was primarily due to higher cheese costs partially offset by lower grocery prices.

Labor. Labor increased by $4.6 million, or 12.6%, to $41.1 million for the first quarter of 2005 from $36.5 million for the first quarter of 2004. Labor as a percentage of restaurant sales increased to 37.6% for the first quarter of 2005 from 37.3% for the first quarter of 2004. The increase in labor as a percentage of restaurant sales was primarily due to the deleveraging effect of fixed labor as a result of adverse weather in January on the East and West Coast as well as the five restaurants opened in the first quarter of 2005. This compares to the purchase of two previously franchised restaurants in the first quarter of 2004.

Direct operating and occupancy. Direct operating and occupancy increased by $2.2 million, or 11.1%, to $22.0 million for the first quarter of 2005 from $19.8 million for the first quarter of 2004. Direct operating and occupancy as a percentage of restaurant sales decreased to 20.1% for the first quarter of 2005 from 20.2% for the first quarter of 2004. The decrease was primarily due to improved sales leverage.

General and administrative. General and administrative increased by $800,000, or 11.9%, to $7.5 million for the first quarter of 2005 from $6.7 million for the first quarter of 2004. General and administrative as a percentage of total revenues was 6.8% for the first quarter of 2005 and for the first quarter of 2004. The increase in general and administrative expenses was primarily due to increased manager training costs relating to our 2005 restaurant openings, travel costs and occupancy costs for the restaurant support center in Los Angeles.

Depreciation and amortization. Depreciation and amortization increased by $0.1 million, or 1.8%, to $5.6 million for the first quarter of 2005 from $5.5 million for the first quarter of 2004. The increase was primarily due to the eight restaurants opened subsequent to the first quarter of 2004 offset by fully depreciated assets.

Pre-opening. Pre-opening costs increased by $ 1.0 million to $1.1 million for the first quarter of 2005 from $64,000 for the first quarter of 2004. The increase was a result of five restaurant openings in the first quarter of 2005 compared to acquiring two previously franchised restaurants in the first quarter of 2004.

Interest income. Interest income increased by $99,000 to $195,000 for the first quarter of 2005 from $96,000 for the first quarter of 2004. The increase was a result of higher interest rates in the first quarter of 2005 compared to the first quarter of 2004.

15 of 29

Income tax provision. The income tax provision for the first quarter of 2005 and 2004 was based on estimated annual effective tax rates. A rate of 31.7% was applied to the first quarter of 2005 and 32.4% to the first quarter of 2004. These rates comprise the federal and state statutory rates, less the effect of any tax credits, based on the estimated income before income tax provision for the year.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our stock on August 2, 2000. For the first three months of 2005, net cash flow provided by operating activities was $15.6 million compared to $9.6 million for the first three months of 2004. Net cash flow provided by operating activities for the first three months of 2005 was higher than the first three months of 2004 primarily due to an increase in cash provided by changes in working capital reflected in the operating asset and liability categories of accounts receivable, accounts payable and accrued liabilities.

Net cash used in investing activities for the first three months of 2005 was $20.5 million compared to $11.3 million for the first three months of 2004. We use cash to fund the development and construction of new restaurants and to remodel our existing restaurants. During the first quarter of 2005 we opened five new full service restaurants and were under construction on another three restaurants scheduled to be opened in the second quarter of 2005. Investing activities in the first quarter of 2005 primarily consisted of capital expenditures relating to these new restaurants, remodels, capitalized maintenance and other costs.

We opened five new prototype full service restaurants in the first quarter of 2005. The new restaurant prototype is larger than our former prototype. These new restaurants will require on average a higher net investment than our historical restaurants due to their increased size. However, we expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening expenses for each of these new restaurants is expected to range from approximately $230,000 to $240,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net proceeds from issuance of common stock was $1,283,000 million for the first three months of 2005 compared to $889,000 for the first three months of 2004 and consisted of purchases under our employee stock purchase plan of $411,000 and $440,000, respectively, and common stock option exercises of $872,000 and $449,000, respectively. Additionally, in August 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. No shares were repurchased during the first quarter of 2005; however, since the authorization, 70,108 shares have been repurchased for an aggregate purchase price of $1.3 million.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of April 3, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of April 3, 2005,

16 of 29

an increase of $800,000 from the first quarter of 2004. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of April 3, 2005.

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

As of April 3, 2005 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Commitments

The following table summarizes our contractual commitments as of April 3, 2005 (in millions):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations (1)	$220.9	$18.4	$52.2	$48.2	$102.1

	$220.9	$18.4	$52.2	$48.2	$102.1

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, an upscale family casual dining restaurant created by our co-founders, co-Chairmen of the Board of Directors and co-CEOs, Larry S. Flax and Richard L. Rosenfield. We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. At April 3, 2005 our net investment in LA Food Show was $1.5 million.

17 of 29

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provide LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. LA Food Show reimbursed us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. As of April 3, 2005 we have approximately a $335,000 receivable associated with the employee lease agreement. This agreement was subsequently terminated upon our acquisition of the remaining 75% interest in LA Food Show on April 25, 2005. The interest we acquired in LA Food Show was predominately owned by Messrs. Flax and Rosenfield. Of the $6 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840.

One of our directors, Mr. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC. We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California, LLC for $2.5 million. These California restaurants, one ASAP and one full service, are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.2 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC, an affiliate of Mr. Caruso. Accordingly, we did not record any franchise and royalty fees for the first three months of 2004 and 2005.

For the 18 weeks to May 8, 2005, we made aggregated lease payments of $76,000 and $244,000 to entities owned by Mr. Caruso, for two California restaurant locations, Thousand Oaks and Marina Del Rey, respectively. The payments for the Thousand Oaks location consisted of rent and common area maintenance charges of $75,000 and property taxes of $1,000. The payments for the Marina Del Rey location consisted of rent and common area maintenance charges of $64,000 and percentage rent of $180,000. Westlake Promenade, LLC was the owner of record prior to our purchase of the Thousand Oaks restaurant on December 29, 2003 and another of Mr. Caruso’s affiliates purchased Marina Waterside shopping center, where our Marina Del Rey restaurant is located, on January 20, 2004.

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

18 of 29

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

19 of 29

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods twice a week at a set, flat fee per case to all of our restaurants. Our contract with our national master distributor, Meadowbrook Meat Company, Inc. (MBM), is up for renewal in July 2007. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

20 of 29

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

Thirty-nine percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Together with our franchisees, we currently operate a total of 64 restaurants in California (59 are company-owned and five are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 39.0% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. In addition, minimum wage has or is expected to increase in 2005 in three states in which we have a 15.0% market penetration: New York, Illinois and Florida. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Rising insurance costs could negatively impact profitability.

The rising cost of insurance (worker’s compensation insurance, general liability insurance, health insurance and directors and officers’ liability insurance) could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of

21 of 29

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of April 3, 2005 we held $26.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

22 of 29

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of April 3, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of April 3, 2005. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of April 3, 2005. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Disclosure Controls and Procedures – We conducted an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon that evaluation, our Company’s co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We reviewed our lease accounting practices in light of the recent pronouncement of the SEC in its letter to the AICPA on February 7, 2005 relating to operating lease accounting issues. As a result of this review, we determined to restate certain of our previously issued financial statements to reflect the correction in lease accounting practices. The restatement resulted in a cumulative adjustment to accumulated deficit of $1.8 million as of January 2, 2005. We further concluded that our disclosure controls and procedures were not effective as of January 2, 2005 and that this control deficiency represented a material weakness in our internal controls over financial reporting. However, we have since remediated these deficiencies in our controls and procedures during the first quarter of 2005 by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. In addition, we began implementation of a new point-of-sale system in the first quarter of 2005. The point-of-sale system primarily records and

23 of 29

reports restaurant sales transactions and provides time and attendance information to manage hourly labor. When we complete installation of this new system during 2005, it will be operating in all company-owned restaurants. Other than the lease accounting issue that has since been remediated and the implementation of our new point of sale system, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the first quarter of 2005.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 10, 2003, one of our former food servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders rest and meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff were able to achieve class certification and prevail on the merits of the case, we could potentially be liable for significant amounts. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. A tentative settlement in the maximum amount of $1.3 million has been reached subject to court approval which was accounted for and reserved in the third quarter of 2004.

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

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. No shares were repurchased during the first quarter of 2005; however, since the authorization, 70,108 shares have been repurchased for an aggregate purchase price of $1.3 million.

24 of 29

ITEM 6.	EXHIBITS

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

25 of 29

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 11, 2005

10.21	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 11, 2005

10.22	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns dated April 21, 2005

10.23	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

26 of 29

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(K)	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

99.2	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

27 of 29

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

28 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

29 of 29

INDEX TO EXHIBITS

3.1(B)	Amended and Restated Articles of Incorporation, and amendments thereto

3.2(A)	Amended and Restated Bylaws

4.1(A)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(A)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended on June 23, 2000

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 11, 2005

10.21	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 11, 2005

10.22	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns dated April 21, 2005

10.23	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(K)	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

99.2	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed April 1, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005

E-4