Form 10-Q
period 2005-07-03
CALIFORNIA PIZZA KITCHEN INC
filed 2005-08-12
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 3, 2005

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

As of August 9, 2005, 19,437,443 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

2 of 39

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	July 3, 2005	January 2, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,784	$17,719
Investments in marketable securities	17,415	26,415
Trade accounts receivable	4,849	4,548
Inventories	3,530	3,068
Prepaid expenses and other current assets	6,998	5,089

Total current assets	39,576	56,839
Property and equipment, net	196,546	171,338
Investment in unconsolidated joint venture	—	1,507
Deferred taxes	7,680	7,680
Other assets	10,462	4,440

Total assets	$254,264	$241,804

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,125	$4,686
Accrued compensation and benefits	11,816	12,620
Accrued rent	13,021	12,429
Deferred rent credits	3,763	3,483
Other accrued liabilities	11,307	12,514

Total current liabilities	47,032	45,732
Other liabilities	3,527	5,267
Deferred rent credits, net of current portion	24,468	23,770
Shareholders’ equity:
Common Stock - $0.01 par value, 80,000,000 shares authorized, 19,437,443 and 19,232,850 shares issued and outstanding at July 3, 2005 and January 2, 2005, respectively	193	192
Additional paid-in capital	222,082	220,346
Accumulated deficit	(43,038)	(53,503)

Total shareholders’ equity	179,237	167,035

Total liabilities and shareholders’ equity	$254,264	$241,804

See accompanying notes

3 of 39

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
		(restated)		(restated)
Revenues:
Restaurant sales	$118,416	$101,757	$227,834	$199,510
Franchise and other revenues	1,030	776	1,930	1,653

Total revenues	119,446	102,533	229,764	201,163
Costs and expenses:
Food, beverage and paper supplies	29,749	25,028	56,706	49,013
Labor	43,712	37,565	84,827	74,027
Direct operating and occupancy	22,896	20,232	44,872	39,987

Cost of sales	96,357	82,825	186,405	163,027
General and administrative	7,769	6,338	15,279	13,063
Depreciation and amortization	6,498	5,554	12,050	11,018
Pre-opening	946	—	2,046	64
Loss on impairment of property and equipment	75	—	101	—

Total costs and expenses	111,645	94,717	215,881	187,172
Operating income	7,801	7,816	13,883	13,991
Other income (expense):
Interest income	200	121	395	217
Other income	1,106	—	1,106	—
Equity in net loss of unconsolidated joint venture	(1)	(39)	(22)	(76)

Total other income	1,305	82	1,479	141

Income before income tax provision	9,106	7,898	15,362	14,132
Income tax provision	2,912	2,501	4,897	4,519

Net income	$6,194	$5,397	$10,465	$9,613

Net income per common share:
Basic	$0.32	$0.28	$0.54	$0.51

Diluted	$0.32	$0.28	$0.54	$0.50

Weighted average shares used in calculating net income per common share:
Basic	19,311	19,061	19,296	19,027

Diluted	19,557	19,175	19,511	19,124

See accompanying notes

4 of 39

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	July 3, 2005	June 27, 2004
		(restated)
Operating activities:
Net income	$10,465	$9,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,050	11,018
Non-cash compensation expense	10	—
Equity in loss of unconsolidated joint venture	22	76
Change in deferred rent credits	978	(1,096)
Change in deferred taxes	—	253
Changes in operating assets and liabilities:
Trade accounts receivable	(635)	150
Inventories	(428)	(27)
Prepaid expenses and other assets	(2,307)	136
Accounts payable	2,384	204
Accrued liabilities	(1,655)	1,579
Other liabilities	(1,743)	(554)

Net cash provided by operating activities	19,141	21,352
Investing activities:
Capital expenditures	(34,969)	(8,188)
Purchase of assets of former franchisee	—	(1,208)
Change in marketable securities	9,000	(9,511)
Purchase of LA Food Show	(5,834)	—

Net cash used in investing activities	(31,803)	(18,907)
Financing activities:
Net proceeds from issuance of common stock	3,304	1,875
Repurchase of common stock	(1,577)	—

Net cash provided by financing activities	1,727	1,875

Net increase (decrease) in cash and cash equivalents	(10,935)	4,320
Cash and cash equivalents at beginning of period	17,719	15,877

Cash and cash equivalents at end of period	$6,784	$20,197

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,054	$5,517

See accompanying notes

5 of 39

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 3, 2005

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 184 restaurants as of August 9, 2005 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for January 2, 2005 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by GAAP. The preparation of financial statements in accordance with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the requirements of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filings with the SEC.

2. Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“AICPA”) expressing its views regarding certain lease related accounting issues and their application under GAAP. On March 18, 2005, management and the Audit Committee of the Board of Directors concluded that certain of the Company’s historical methods of accounting for operating leases were not in accordance with GAAP, and the Company restated certain of its previously issued consolidated financial statements.

6 of 39

The Company had historically recognized rent expense for operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date the restaurants opened. As a result of the Company’s review of the SEC’s guidance provided in the February 7, 2005 letter and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the Company now recognizes rent over a lease term that includes the build-out period. In addition, the Company now capitalizes rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises are ready for their intended use through the restaurant opening date are included as rent expense in pre-opening expenses.

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

The Company restated the consolidated balance sheet at December 28, 2003, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2003 and December 29, 2002 in its Annual Report on Form 10-K for the fiscal year ended January 2, 2005. In addition, the Company filed a Current Report on Form 8-K on April 28, 2005 disclosing the effects of the restatement on the consolidated statements of income for the 2003 and 2004 quarterly periods.

The following tables contain information regarding the impact of the restatement adjustments on the Company’s consolidated statements of income and cash flows for the six months ended June 27, 2004. All amounts, except per share amounts, are in thousands.

	Consolidated Statements of Income
Six months ended June 27, 2004	As previously reported	Adjustments	As restated
Direct operating and occupancy	$42,342	$(2,355)	$39,987
Depreciation and amortization	9,314	1,704	11,018
Income before income tax provision	13,481	651	14,132
Income tax provision	4,266	253	4,519
Net income	9,215	398	9,613
Net income per common shares - diluted	$0.48	$0.02	$0.50

	Consolidated Statements of Cash Flows
Six months ended June 27, 2004	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$21,224	$128	$21,352
Net cash used in investing activities	(18,779)	(128)	(18,907)

7 of 39

3. Common Stock

On January 15, 2005, employees purchased 25,451 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411,000. Additionally, employees exercised options to purchase 157,706 shares of common stock during the first six months ended July 3, 2005, which resulted in net proceeds to the Company of $2,893,000.

On January 15, 2004, employees purchased 27,364 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440,000. Additionally, employees exercised options to purchase 98,587 shares of common stock during the first six months ended June 27, 2004, which resulted in net proceeds to the Company of $1,435,000

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 68,938 shares were repurchased during the second quarter of 2005 for an aggregate purchase price of $1.6 million and an average purchase price per share of $22.88. No shares were repurchased during the first quarter of 2005. Since the program was authorized, a total of 139,046 shares have been repurchased for a total of $2.9 million and average purchase price of $21.02.

4. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of July 3, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of July 3, 2005. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of July 3, 2005.

5. Stock Option Plans

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method, and, accordingly, recognizes no compensation expense for the stock option grants.

8 of 39

The following table represents the effect on net income and net income per common share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation (in thousands, except net income per common share):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
		(restated)		(restated)
Net income as reported	$6,194	$5,397	$10,465	$9,613
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	1,244	741	4,758	1,379

Pro forma net income	$4,950	$4,656	$5,707	$8,234

Net income per common share:
Basic, as reported	$0.32	$0.28	$0.54	$0.51
Basic, pro forma	$0.26	$0.24	$0.30	$0.43
Diluted, as reported	$0.32	$0.28	$0.54	$0.50
Diluted, pro forma	$0.25	$0.24	$0.29	$0.43
Weighted average shares used in computation:
Basic	19,311	19,061	19,296	19,027
Diluted	19,557	19,175	19,511	19,124

Stock-based compensation of $3.1 million of the proforma $4.8 million in expense for the first six months of 2005, relates to an aggregate of 600,000 options vesting pursuant to employment agreements entered into with the Company’s co-founders, co-Chief Executive Officers (“co-CEOs”), co-Presidents, and co-Chairmen of the Board of Directors, Richard L. Rosenfield and Larry S. Flax.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and six months ended July 3, 2005 and June 27, 2004, respectively.

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Risk free interest rate	4.09%	3.03%	4.00%	3.03%
Expected lives (in years)	5.00	5.00	5.00	5.00
Dividend yield	—%	—%	—%	—%
Expected volatility	32.44%	31.00%	32.44%	31.00%

6. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with Statement of Financial Accounting Standard (“SFAS”)

9 of 39

No. 128, “Earnings Per Share,” for the three months and six months ended July 3, 2005 and June 27, 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
		(restated)		(restated)
Numerator for basic and diluted net income per common share	$6,194	$5,397	$10,465	$9,613

Denominator:
Denominator for basic net income per common share weighted average shares	19,311	19,061	19,296	19,027
Employee stock options	246	114	215	97

Denominator for diluted net income per common share weighted average shares	19,557	19,175	19,511	19,124

7. Recent Acquisition

The Company previously owned a 25% interest in LA Food Show, Inc., a joint venture accounted for under the equity method. On April 25, 2005, the Company purchased the remaining 75% interest in LA Food Show, Inc., which was predominately owned by Larry S. Flax and Richard L. Rosenfield, the Company’s co-founders, co-CEOs, co-Presidents and co-Chairmen of the Board. Of the $6 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840. The purchase price of LA Food Show, Inc. represents its fair market value as determined by a merger and acquisition and valuation advisory firm. This firm also provided a fairness opinion to the Company’s Board of Directors and concluded that the purchase price was fair to the Company’s stockholders from a financial point of view. The excess of the purchase price over the net assets acquired was recorded as goodwill and is included in Other Assets in the Consolidated Balance Sheet. As of the date of acquisition, 100% of the operating results were included in the Consolidated Statement of Income of the Company.

10 of 39

8. Impact of Recent Accounting Pronouncements

In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after January 2, 2006 and to awards modified, repurchased, or cancelled after that date. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on the levels of share-based payments granted in the future as well as outstanding options not vested as of January 2, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with our current policy, the adoption of EITF 05-6 will not have an impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of August 9, 2005, we own and operate 152 restaurants under the name California Pizza Kitchen, California Pizza Kitchen ASAP, or LA Food Show in 26 states and the District of Columbia. We also franchise our concepts and there are 32 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 20 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience, which is family friendly and has a broad consumer appeal.

11 of 39

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into six classes (as of July 3, 2005): 1) the Pre-2002 Class which consists of 94 full service restaurants; 2) the Class of 2002 which consists of 18 full service restaurants; 3) the Class of 2003 which consists of 20 full service restaurants; 4) the Class of 2004 which consists of four full service restaurants; 5) the Class of 2005 which consists of eight full service restaurants and 6) our company-owned ASAP locations and LA Food Show which consists of six restaurants.

We intend to open no fewer than 15 new full service restaurants by the end of 2005, eight of which were opened in the first six months of 2005. We will continue our development in existing markets and plan to enter one new market in 2005. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2005. We intend to continue to develop new full service restaurants that range in size from 5,700 to 6,000 square feet. The majority of these new restaurants require, on average, a total cash investment by the Company of approximately $2.5 million. Approximately $500,000 of this average total investment is from tenant improvement allowances contributed by the landlord. In addition, pre-opening expenses are expected to range from approximately $230,000 to $240,000 per new full service restaurant.

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

Our revenues are comprised of restaurant sales and franchise royalties. Our restaurant sales are comprised almost entirely of food and beverage sales.

Cost of sales is comprised of food, beverage and paper supplies, labor, and direct operating and occupancy costs. Food, beverage and paper supply costs are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related costs.

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

12 of 39

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and six month periods ended July 3, 2005 and June 27, 2004 consist of 13 and 26 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, leasing activities, deferred tax assets, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our Form 10-K filed for fiscal year ended January 2, 2005.

13 of 39

Results of Operations

Our operating results for the three and six months ended July 3, 2005 and June 27, 2004 (restated) are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
		(restated)		(restated)
Revenues:
Restaurant sales	99.1%	99.2%	99.2%	99.2%
Franchise and other revenues	0.9%	0.8%	0.8%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	25.1%	24.6%	24.9%	24.6%
Labor	36.9%	36.9%	37.2%	37.1%
Direct operating and occupancy	19.3%	19.9%	19.7%	20.0%

Cost of sales	81.4%	81.4%	81.8%	81.7%
General and administrative	6.5%	6.2%	6.6%	6.5%
Depreciation and amortization	5.4%	5.4%	5.2%	5.5%
Pre-opening costs	0.8%	0.0%	0.9%	0.0%
Loss on impairment of property and equipment	0.1%	0.0%	0.0%	0.0%

Total costs and expenses	93.5%	92.4%	94.0%	93.0%
Operating income	6.5%	7.6%	6.0%	7.0%
Other income (expense):
Interest income	0.2%	0.1%	0.2%	0.1%
Other income	0.9%	0.0%	0.5%	0.0%
Equity in net loss of unconsolidated joint venture	0.0%	0.0%	0.0%	0.0%

Total other income	1.1%	0.1%	0.6%	0.1%

Income before income tax provision	7.6%	7.7%	6.7%	7.0%
Income tax provision	2.4%	2.4%	2.1%	2.2%

Net income	5.2%	5.3%	4.6%	4.8%

14 of 39

As a result of recently experienced variations in performance among our restaurants opened in 2002 and 2003 when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped by class in an effort to better clarify unit level economics. Accordingly, supplemental information for full service restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003, (D) in 2004, (E) in 2005, and (F) ASAP and LA Food Show restaurants are presented in the table below:

Second Quarter 2005	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Pre-2002 Full Service
Q2, 2005	94	68,238	83,251	65,333	78.5%
Q2, 2004 (restated)	94	62,818	76,701	60,640	79.1%
Year over year change		8.6%	8.5%	7.7%	60	bps
Q1, 2005	94	65,872	79,789	64,059	80.3%

Class of 2002 Full Service
Q2, 2005	18	53,528	12,525	10,672	85.2%
Q2, 2004 (restated)	18	49,163	11,504	9,941	86.4%
Year over year change		8.9%	8.9%	7.4%	120	bps
Q1, 2005	18	51,582	12,070	10,135	84.0%

Class of 2003 Full Service
Q2, 2005	20	44,627	11,603	10,419	89.8%
Q2, 2004 (restated)	22	40,201	11,497	10,487	91.2%
Year over year change		11.0%	0.9%	-0.6%	140	bps
Q1, 2005	20	40,909	10,636	9,489	89.2%

Class of 2004 Full Service
Q2, 2005	4	53,471	2,780	2,383	85.7%
Q2, 2004 (restated)	1	52,021	676	542	80.2%
Year over year change		2.8%	311.2%	339.7%	(550	)bps
Q1, 2005	4	52,408	2,725	2,471	90.7%

Class of 2005 Full Service
Q2, 2005	8	67,663	5,790	5,266	90.9%
Q1, 2005	5	88,865	2,768	2,569	92.8%

ASAP and LA Food Show
Q2, 2005	6	35,824	2,467	2,284	92.6%
Q2, 2004 (restated)	4	26,498	1,379	1,215	88.1%
Year over year change		35.2%	78.9%	88.0%	(450	)bps
Q1, 2005	4	27,479	1,429	1,324	92.7%

Total restaurants
Q2, 2005	150	61,661	118,416	96,357	81.4%
Q2, 2004 (restated)	139	56,344	101,757	82,825	81.4%
Year over year change		9.4%	16.4%	16.3%	—	bps
Q1, 2005	145	59,452	109,417	90,047	82.3%

(1)	Cost of sales includes food, beverage & paper supplies, labor, and direct operating and occupancy costs

15 of 39

Year To Date 2005	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Pre-2002 Full Service
YTD, 2005	94	67,059	163,040	129,392	79.4%
YTD, 2004 (restated)	94	61,615	150,526	119,482	79.4%
Year over year change		8.8%	8.3%	8.3%	—	bps

Class of 2002 Full Service
YTD, 2005	18	52,555	24,596	20,807	84.6%
YTD, 2004 (restated)	18	47,874	22,405	19,331	86.3%
Year over year change		9.8%	9.8%	7.6%	170	bps

Class of 2003 Full Service
YTD, 2005	20	42,768	22,239	19,907	89.5%
YTD, 2004 (restated)	22	39,526	22,609	20,722	91.7%
Year over year change		8.2%	-1.6%	-3.9%	220	bps

Class of 2004 Full Service
YTD, 2005	4	52,939	5,506	4,855	88.2%
YTD, 2004 (restated)	1	51,297	1,334	1,090	81.7%
Year over year change		3.2%	312.7%	345.4%	(650	)bps

Class of 2005 Full Service
YTD, 2005	8	73,321	8,558	7,853	91.8%
ASAP and LA Food Show
YTD, 2005	6	32,234	3,895	3,591	92.2%
YTD, 2004 (restated)	4	25,355	2,636	2,402	91.1%
Year over year change		27.1%	47.8%	49.5%	(110	)bps

Total restaurants
YTD, 2005	150	60,580	227,834	186,405	81.8%
YTD, 2004 (restated)	139	55,220	199,510	163,027	81.7%
Year over year change		9.7%	14.2%	14.3%	(10	)bps

(1)	Cost of sales includes food, beverage & paper supplies, labor, and direct operating and occupancy costs

Three months ended July 3, 2005 compared to the three months ended June 27, 2004 (restated)

Total Revenues. Total revenues increased by $16.9 million, or 16.5%, to $119.4 million in the second quarter of 2005 from $102.5 million for the second quarter of 2004 due to a $16.6 million increase in restaurant sales and a $254,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 8.6% increase in weekly sales averages for the Pre-2002 Class, $12.5 million and $11.6 million in sales derived from the Classes of 2002 and 2003, respectively, $2.8 million in sales derived from the four restaurants in the Class of 2004, $5.8 million in sales derived from the eight restaurants in the Class of 2005 and $2.5 million in sales derived from our total of six ASAP and LA Food Show restaurants. The 18-month comparable base restaurant sales increase was 8.6%. The 8.6% increase in 18-month comparable restaurant sales consisted of a 3.4% increase in customer counts, a 2.7% increase in pricing, and menu mix

16 of 39

changes of 2.5%. The increase in franchise and other revenues was primarily due to increased ASAP franchise royalties and royalties from Kraft Frozen Pizza sales.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $4.7 million, or 18.8%, to $29.7 million for the second quarter of 2005 from $25.0 million for the second quarter of 2004. Food, beverage and paper supplies as a percentage of restaurant sales increased to 25.1% for the second quarter of 2005 from 24.6% in the comparable quarter for the prior year. This increase was primarily due to the opening of four new restaurants compared to no new restaurants in the second quarter of the prior year, the impact of the new point of sale (POS) implementation, the new menu rollout and increased paper usage due to increased takeout business.

Labor. Labor increased by $6.1 million, or 16.2%, to $43.7 million for the second quarter of 2005 from $37.6 million for the second quarter of 2004. Labor as a percentage of restaurant sales was 36.9% for the second quarters of 2005 and 2004. Increases in labor costs were primarily due to the expected inefficiencies of new store openings, higher wages and the POS implementation.

Direct operating and occupancy. Direct operating and occupancy increased by $2.7 million, or 13.4%, to $22.9 million for the second quarter of 2005 from $20.2 million for the second quarter of 2004. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.3% for the second quarter of 2005 from 19.9% for the second quarter of 2004. The decrease was primarily due to the decrease of fixed expenses, such as base rent, as a percentage of restaurant sales.

General and administrative. General and administrative increased by $1.5 million, or 23.8%, to $7.8 million for the second quarter of 2005 from $6.3 million for the second quarter of 2004. General and administrative as a percentage of total revenues was 6.5% for the second quarter of 2005 and 6.2% for the second quarter of 2004. The increase in general and administrative expenses was primarily due to the increase in the number of management trainees and office expenses.

Depreciation and amortization. Depreciation and amortization increased by $900,000 or 16.1%, to $6.5 million for the second quarter of 2005 from $5.6 million for the second quarter of 2004. The increase was primarily due to the addition of 11 new full service restaurants, one ASAP and the acquisition of LA Food Show since the second quarter of 2004, in addition to six remodels and the new POS system.

Pre-opening. Pre-opening costs amounted to $946,000 for the second quarter of 2005 compared to no pre-opening costs for the second quarter of 2004 as no restaurants were opened during that prior period compared to three full service restaurants and one ASAP opened in the second quarter of 2005.

Interest income. Interest income increased by $79,000 to $200,000 for the second quarter of 2005 from $121,000 for the second quarter of 2004. The increase was a result of higher interest rates offset by lower cash and cash equivalents and marketable securities balances.

17 of 39

Other income. Other income amounted to $1.1 million for the second quarter of 2005 as compared to no other income in the second quarter of 2004. This other income resulted from unredeemed gift certificates, that were previously recorded as liability, and whose likelihood of being redeemed was determined to be remote, being taken into income.

Income tax provision. The income tax provision for the second quarter of 2005 and 2004 was based on estimated annual effective tax rates. A rate of 32.0% was applied to the second quarter of 2005 and 31.7% to the second quarter of 2004. These rates comprise the federal and state statutory rates, less the effect of any tax credits.

Six months ended July 3, 2005 compared to the six months ended June 27, 2004 (restated)

Total Revenues. Total revenues increased by $28.6 million, or 14.2%, to $229.8 million in the first six months of 2005 from $201.2 million for the first six months of 2004 due to a $28.3 million increase in restaurant sales and a $277,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 8.8% increase in weekly sales averages for the Pre-2002 Class, $24.6 million and $22.2 million in sales derived from the Classes of 2002 and 2003, respectively, $5.5 million in sales derived from the four restaurants in the Class of 2004, $8.6 million in sales derived from the eight restaurants in the Class of 2005 and $3.9 million in sales derived from our total of six ASAP and LA Food Show restaurants. The 18-month comparable base restaurant sales increase was 8.9%. The 8.9% increase in 18-month comparable restaurant sales consisted of a 3.2% increase in customer counts, a 4.0% increase in pricing, and menu mix changes of 1.7%. The increase in franchise and other revenues was primarily due to increased ASAP franchise sales.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $7.7 million, or 15.7%, to $56.7 million for the first six months of 2005 from $49.0 million for the first six months of 2004. Food, beverage and paper supplies as a percentage of restaurant sales increased to 24.9% for the first six months of 2005 from 24.6% in the comparable six months for the prior year. This increase was primarily due to the opening of nine new restaurants compared to acquiring two formerly franchised restaurants in the first six months of the prior year and the expected inefficiencies of new store openings, the new POS implementation, the new menu rollout and increased paper usage due to increased takeout business.

Labor. Labor increased by $10.8 million, or 14.6%, to $84.8 million for the first six months of 2005 from $74.0 million for the first six months of 2004. Labor as a percentage of restaurant sales increased to 37.2% for the first six months of 2005 from 37.1% for the first six months of 2004. The increase in labor as a percentage of restaurant sales was primarily due to the expected inefficiencies of new store openings, higher wages and the POS implementation.

Direct operating and occupancy. Direct operating and occupancy increased by $4.9 million, or 12.3%, to $44.9 million for the first six months of 2005 from $40.0 million for the first six months of 2004. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.7% for the first six months of 2005 from 20.0% for the first six months of 2004. The decrease

18 of 39

was primarily due to the decrease of fixed expenses, such as base rent, as a percentage of higher restaurant sales.

General and administrative. General and administrative increased by $2.2 million, or 16.8%, to $15.3 million for the first six months of 2005 from $13.1 million for the first six months of 2004. General and administrative as a percentage of total revenues was 6.6% for the first six months of 2005 and 6.5% for the first six months of 2004. The increase in general and administrative expenses was primarily due to increases in the number of management trainees and corporate office expenses.

Depreciation and amortization. Depreciation and amortization increased by $1.1 million, or 10.0%, to $12.1 million for the first six months of 2005 from $11.0 million for the first six months of 2004. The increase was primarily due to the addition of 11 new full services restaurants, one ASAP and the acquisition of LA Food Show since the second quarter of 2004, in addition to six remodels and the new POS system implementation.

Pre-opening. Pre-opening costs increased by approximately $1.9 million to $2.0 million for the first six months of 2005 from $64,000 for the first six months of 2004. The increase was a result of opening eight new full service restaurants and one ASAP in the first six months of 2005 compared to no new restaurant openings in the first six months of 2004.

Interest income. Interest income increased by $178,000 to $395,000 for the first six months of 2005 from $217,000 for the first six months of 2004. The increase was a result of higher interest rates offset by lower cash and marketable securities balances.

Income tax provision. The income tax provision for the first six months of 2005 and 2004 was based on estimated annual effective income tax rates. A rate of 31.9% was applied to the first six months of 2005 and 32.0% for the first six months of 2004. These rates comprise the federal and state statutory rates, less the effect of any tax credits.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our stock on August 2, 2000. For the first six months of 2005, net cash flows provided by operating activities was $19.1 million compared to $21.4 million for the first six months of 2004. Net cash flows provided by operating activities for the first six months of 2005 was lower than the first six months of 2004 primarily due to increases in prepaid expenses and other assets, accompanied by decreases in accrued liabilities and other liabilities.

Net cash used in investing activities for the first six months of 2005 was $31.8 million compared to $18.9 million for the first six months of 2004. Investing activities primarily consisted of capital expenditures relating to new restaurants, remodels, capitalized maintenance and other costs in addition to the acquisition of the remaining 75% of LA Food Show.

19 of 39

We opened eight new prototype, full service restaurants in the first six months of 2005. The new restaurant prototype is larger than our former prototype. These new restaurants will require on average a higher net investment than our historical restaurants due to their increased size. However, we expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening expenses for each of these new restaurants is expected to range from approximately $230,000 to $240,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net proceeds from issuance of common stock was $3.3 million for the first six months of 2005 compared to $1.9 million for the first six months of 2004 and consisted of purchases under our employee stock purchase plan of $411,000 and $440,000, respectively, and common stock option exercises of $2.9 million and $1.4 million respectively. Additionally, in August 2004, the Board of Directors authorized a stock repurchase program to acquire the Company’s common stock from time to time in open market purchases and through privately negotiated transactions. We repurchased no shares during the first quarter of 2005 and 68,938 shares during the second quarter of 2005 for an aggregate purchase price of $1.6 million and an average purchase price of $22.88. Since the program was authorized, a total of 139,046 shares have been repurchased for a total of $2.9 million and average purchase price of $21.02.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of July 3, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of July 3, 2005 and as of the end of second the quarter of 2004. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of July 3, 2005.

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

As of July 3, 2005 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

20 of 39

Contractual Commitments

The following table summarizes our contractual commitments as of July 3, 2005 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations (1)	$222.1	$10.6	$53.9	$50.3	$107.3

	$222.1	$10.6	$53.9	$50.3	$107.3

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, an upscale family casual dining restaurant created by our co-founders, co-Chairmen of the Board of Directors and co-CEOs, Larry S. Flax and Richard L. Rosenfield. We have accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. On April 25, 2005 we purchased the remaining 75% of LA Food Show for $6 million. LA Food Show’s financial results are included in the Company’s consolidated financial results. The interest we acquired in LA Food Show was predominantly owned by Messrs. Flax and Rosenfield. Of the $6 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840.

Effective September 29, 2003, we entered into an employee leasing arrangement with LA Food Show under which we provided LA Food Show with all of its restaurant level employees and managers, as well as administrative and support services such as payroll, marketing, human resources, facilities management, accounting, information technology and training. Prior to our acquisition of LA Food Show, it reimbursed us for all of the leased employees’ wages, benefits and other employee-related costs, as well as all business-related expenses incurred by the leased employees. This agreement was subsequently terminated upon our complete acquisition of LA Food Show on April 25, 2005.

One of our former directors, Mr. Caruso, also serves as President and is sole owner of CAH Restaurants of California, LLC (Mr. Caruso did not stand for re-election at the Company’s May 26, 2005 stockholders meeting). We had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. On December 29, 2003 we acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California, LLC for $2.5 million. These California restaurants, one ASAP and one full service, are located in Thousand Oaks and

21 of 39

Ventura, respectively. The transaction was executed with $1.2 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, we assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC, an affiliate of Mr. Caruso.

For the first six months of 2005, we made aggregated lease payments of $106,000 and $288,000 to entities owned by Mr. Caruso, for two California restaurant locations, Thousand Oaks and Marina Del Rey, respectively. The payments for the Thousand Oaks location consisted of rent and common area maintenance charges of $105,000 and property tax of $1,000. The payments for the Marina Del Rey location consisted of rent and common area maintenance charges of $89,000 and percentage rent of $199,000. Westlake Promenade, LLC was the owner of record prior to our purchase of the Thousand Oaks restaurant on December 29, 2003 and another of Mr. Caruso’s affiliates purchased Marina Waterside shopping center, where our Marina Del Rey restaurant is located, on January 20, 2004.

Recent Accounting Pronouncements

Please refer to footnote eight in the Notes to Consolidated Financial Statements for a discussion of the impact of recent accounting pronouncements.

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

We are pursuing a disciplined growth strategy, which to be successful depends on our ability, and the ability of our franchisees to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control including: the hiring, training and retention of qualified operating personnel, especially managers; identification and availability of suitable restaurant sites; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required

22 of 39

governmental approvals and permits; competition in our markets; and general economic conditions.

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

23 of 39

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

24 of 39

Thirty-nine percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Together with our franchisees, we currently operate a total of 67 restaurants in California (62 are company-owned and five are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect our restaurants, regardless of whether the

25 of 39

allegations are valid or whether California Pizza Kitchen is liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim involves one of our franchisees. Further, employee claims against us based on, among other things, wage discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states’ “dram shop” statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of July 3, 2005 we held $17.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of July 3, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $4.3 million as of July 3, 2005. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of July 3, 2005. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of no more than

26 of 39

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

Change in Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We began implementation of a new point-of-sale system in the first quarter of 2005 and completed the implementation in the second quarter of 2005 for all company-owned restaurants. The point-of-sale (“POS”) system primarily records and reports restaurant sales transactions and provides time and attendance information to manage hourly labor. Other than the implementation of our new POS system, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the first and second quarters of 2005.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners, bartenders, and other non-exempt California Restaurant employees at CPK the rest and meal breaks required by California law. Under the Wage Orders, which are administrative regulations promulgated by the California Industrial Welfare Commission and have the force and effect of law, and the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as

27 of 39

unfair business practices. If the plaintiff were able to achieve class certification and prevail on the merits of the case, we could potentially be liable for significant amounts. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. We have participated in formal mediation and have exchanged information on an informal basis and engaged in numerous meetings and telephone conferences with opposing counsel in furtherance of settlement. In order to avoid the uncertainty of litigation, to avoid further disruption in the work-place and to curtail legal expenses, we agreed to a settlement that received preliminary approval from the Court on June 29, 2005. The settlement contains a maximum pay-out of $1.3 million to all non-exempt employees who worked in any of our restaurants located in California between October 1, 2000 and December 1, 2004. $1.3 million in litigation reserve is included in our balance sheet, based on an estimate of the maximum costs which may be incurred in connection with this case. Class Notices were sent out to class members on or about July 15, 2005. After class administration, there will be a final Fairness Hearing before the Court on September 16, 2005. Following an Order of Final Approval from the Court, the agreed upon sums will be paid out, and the case will be considered fully and finally settled.

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

28 of 39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the second quarter of 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/04/05-05/08/05	7,941	$22.98	7,941	$18,472,778
05/09/05-06/05/05	60,997	$22.87	60,997	$17,077,777

Total	68,938	$22.88	68,938	$17,077,777

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in August 2004. Under the plan, up to $20.0 million of Company stock could be reacquired over a 24-month period.

29 of 39

Under our credit facility with Bank of America, N.A., we may pay cash dividends, make other distributions, and repurchase shares of our common stock so long as, after giving effect to the dividend, distribution or repurchase, we maintain liquid assets (including for this purpose the unused and available amount of the commitment under the credit facility), in a minimum amount of $10.0 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2005, we held our Annual Meeting of Stockholders. The matters submitted for vote and related election results were as follows:

1.	To elect: William C. Baker, Larry S. Flax, Henry Gluck, Steven C. Good, Charles G. Phillips, Avedick B. Poladian and Richard L. Rosenfield, to our Board of Directors until our next annual meeting of stockholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Witheld
William C. Baker	14,400,677	3,562,859
Larry S. Flax	17,473,580	489,956
Henry Gluck	16,186,891	1,776,645
Steven C. Good	17,451,052	512,484
Charles G. Phillips	16,629,430	1,334,106
Avedick B. Poladian	16,208,461	1,755,075
Richard L. Rosenfield	17,368,903	594,633

2.	To approve The California Pizza Kitchen Executive Bonus Plan. The results of votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
13,198,454	1,544,783	72,641	3,147,658

3.	To ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending January 1, 2006.

Votes For	Votes Against	Abstained
16,985,639	974,274	3,623

30 of 39

ITEM 6.	EXHIBITS

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

31 of 39

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(N)	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 11, 2005

10.22(N)	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 11, 2005

10.23(N)	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns dated April 21, 2005

10.24(N)	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.25	The California Pizza Kitchen Executive Bonus Plan

32 of 39

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(M)	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

99.2(N)	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

33 of 39

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

34 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2005

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

35 of 39

INDEX TO EXHIBITS

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement there under

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

36 of 39

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(N)	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 11, 2005

10.22(N)	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 11, 2005

10.23(N)	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns dated April 21, 2005

10.24(N)	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.25	The California Pizza Kitchen Executive Bonus Plan

37 of 39

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(M)	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

99.2(N)	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

38 of 39

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

39 of 39