Form 10-Q
period 2005-10-02
CALIFORNIA PIZZA KITCHEN INC
filed 2005-11-14
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of November 7, 2005, 19,391,743 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

2 of 39

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	October 2, 2005	January 2, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,097	$17,719
Investments in marketable securities	13,415	26,415
Trade accounts receivable	5,100	4,548
Inventories	3,395	3,068
Prepaid expenses and other assets	9,815	5,089

Total current assets	35,822	56,839
Property and equipment, net	204,566	171,338
Investment in unconsolidated joint venture	—	1,507
Deferred taxes	7,680	7,680
Other assets	10,823	4,440

Total assets	$258,891	$241,804

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,458	$4,686
Accrued compensation and benefits	9,445	12,620
Accrued rent	13,257	12,429
Deferred rent credits	3,865	3,483
Other accrued liabilities	10,241	12,514

Total current liabilities	45,266	45,732
Other liabilities	4,217	5,267
Deferred rent credits, net of current portion	25,483	23,770
Stockholders’ equity:
Common Stock - $0.01 par value, 80,000,000 shares authorized, 19,373,243 and 19,232,850 shares issued and outstanding at October 2, 2005 and January 2, 2005, respectively	194	192
Additional paid-in capital	221,222	220,346
Accumulated deficit	(37,491)	(53,503)

Total stockholders’ equity	183,925	167,035

Total liabilities and stockholders’ equity	$258,891	$241,804

See accompanying notes

3 of 39

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
		(restated)		(restated)
Revenues:
Restaurant sales	$123,097	$105,262	$350,931	$304,772
Franchise and other revenues	1,371	873	3,301	2,527

Total revenues	124,468	106,135	354,232	307,299
Costs and expenses:
Food, beverage and paper supplies	30,500	26,227	87,206	75,240
Labor	44,126	38,127	128,953	112,155
Direct operating and occupancy	23,831	21,175	68,704	61,162

Cost of sales	98,457	85,529	284,863	248,557
General and administrative	8,632	6,841	23,910	19,904
Depreciation and amortization	6,560	6,677	18,610	17,695
Pre-opening	1,012	222	3,058	286
Loss on impairment of property and equipment	1,015	—	1,116	—
Store closure costs	770	2,700	770	2,700
Legal settlement costs	—	1,333	—	1,333

Total costs and expenses	116,446	103,302	332,327	290,475
Operating income	8,022	2,833	21,905	16,824
Other income (expense):
Interest income	181	157	576	374
Other income	—	—	1,106	—
Equity in net loss of unconsolidated joint venture	—	(33)	(22)	(109)

Total other income	181	124	1,660	265

Income before income tax provision	8,203	2,957	23,565	17,089
Income tax provision	2,656	466	7,553	4,985

Net income	$5,547	$2,491	$16,012	$12,104

Net income per common share:
Basic	$0.29	$0.13	$0.83	$0.64

Diluted	$0.28	$0.13	$0.81	$0.63

Weighted average shares used in calculating net income per common share:
Basic	19,419	19,072	19,337	19,042

Diluted	20,004	19,182	19,649	19,142

See accompanying notes

4 of 39

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	October 2, 2005	September 26, 2004
		(restated)
Operating activities:
Net income	$16,012	$12,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,610	17,695
Non-cash compensation expense	10	—
Equity in net loss of unconsolidated joint venture	22	109
Loss on impairment of property and equipment	1,116	—
Store closure costs	770	2,700
Change in deferred rent credits	2,095	(983)
Change in deferred taxes	—	382
Changes in operating assets and liabilities:
Trade accounts receivable	(886)	(1,069)
Inventories	(293)	(71)
Prepaid expenses and other assets	(5,488)	177
Accounts payable	3,717	863
Accrued liabilities	(4,856)	411
Other liabilities	(1,820)	(682)

Net cash provided by operating activities	29,009	31,636
Investing activities:
Capital expenditures	(50,665)	(18,581)
Purchase of assets of former franchisee	—	(1,208)
Proceeds from sale of marketable securities	13,000	(9,511)
Purchase of LA Food Show	(5,834)	—

Net cash used in investing activities	(43,499)	(29,300)
Financing activities:
Net proceeds from issuance of common stock	6,536	2,366
Repurchase of common stock	(5,668)	(1,350)

Net cash provided by financing activities	868	1,016

Net (decrease) increase in cash and cash equivalents	(13,622)	3,352
Cash and cash equivalents at beginning of period	17,719	15,877

Cash and cash equivalents at end of period	$4,097	$19,229

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,863	$7,601

See accompanying notes

5 of 39

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 2, 2005

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 186 restaurants as of November 7, 2005 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 2, 2005 and September 26, 2004 (restated) are not necessarily indicative of the results that may be expected for the year ending January 1, 2006.

The consolidated balance sheet at January 2, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in accordance with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

2. Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants (“AICPA”) expressing its views regarding certain lease related accounting issues and their application under GAAP. On March 18, 2005, management and the Audit Committee of the Board of Directors concluded that certain of the Company’s historical methods of accounting for operating leases were not in accordance with GAAP, and the Company restated certain of its previously issued consolidated financial statements.

The Company had historically recognized rent expense for operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date the restaurants opened. As a result of the Company’s review of the SEC’s guidance provided in the February 7, 2005 letter and Financial Accounting Standards Board (“FASB”)

6 of 39

Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the Company now recognizes rent over a lease term that includes the build-out period. In addition, the Company now capitalizes rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises are ready for their intended use through the restaurant opening date is included as rent expense in pre-opening expenses. However, in accordance with FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” issued on October 6, 2005, the Company will be expensing straight-line rent from the date of possession through construction completion beginning January 2, 2006. FASB Staff Position No. 13-1 is further described in this footnote under Recent Accounting Pronouncements.

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

The Company restated the consolidated balance sheet at December 28, 2003, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2003 and December 29, 2002 in its Annual Report on Form 10-K for the fiscal year ended January 2, 2005. In addition, the Company filed a Form 8-K on April 28, 2005 disclosing the effects of the restatement on the consolidated statements of income for the 2003 and 2004 quarterly periods.

The following tables contain information regarding the impact of the restatement adjustments on the Company’s consolidated statements of income and cash flows for the three and nine months ended September 26, 2004. All amounts, except per share amounts, are in thousands.

	Consolidated Statements of Income
Three months ended September 26, 2004	As previously reported	Adjustments	As restated
Direct operating and occupancy	$22,391	$(1,216)	$21,175
Depreciation and amortization	5,817	860	6,677
Pre-opening costs	200	22	222
Income before income tax provision	2,623	334	2,957
Income tax provision	337	129	466
Net income	2,286	205	2,491
Net income per common shares - diluted	$0.12	$0.01	$0.13

7 of 39

	Consolidated Statements of Income
Nine months ended September 26, 2004	As previously reported	Adjustments	As restated
Direct operating and occupancy	$64,734	$(3,572)	$61,162
Depreciation and amortization	15,132	2,563	17,695
Pre-opening costs	264	22	286
Income before income tax provision	16,104	985	17,089
Income tax provision	4,603	382	4,985
Net income	11,501	603	12,104
Net income per common shares - diluted	$0.60	$0.03	$0.63

	Consolidated Statements of Cash Flows
Nine months ended September 26, 2004	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$30,996	$640	$31,636
Net cash used in investing activities	(28,660)	(640)	(29,300)

3. Impact of Recent Accounting Pronouncements

In April 2005, the SEC approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after January 2, 2006 and to awards modified, repurchased, or cancelled after that date. The impact of adoption of SFAS No. 123R in fiscal 2006 is expected to be in the range of $6.2 to $6.5 million, or $0.20 to $0.21 per diluted share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with our current policy, the adoption of EITF 05-6 did not have an impact on our consolidated financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with

8 of 39

operating leases incurred during a construction period be recognized as rental expense. As permitted under existing GAAP, the Company capitalizes rent incurred during the construction phase. This Staff Position is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted but not required. The Company will adopt FASB Staff Position FAS 13-1 on January 2, 2006, at which time the Company will cease capitalizing rent expense on those leases with properties under construction.

4. Common Stock

On January 15, 2005 and July 15, 2005, employees purchased 25,451 and 24,410 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411,000 and $408,000, respectively. Additionally, employees exercised options to purchase 297,699 shares of common stock during the first nine months ended October 2, 2005, which resulted in net proceeds to the Company of $5,717,000.

On January 15, 2004 and July 15, 2004, employees purchased 27,364 and 24,371 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440,000 and $391,000, respectively. Additionally, employees exercised options to purchase 107,336 shares of common stock during the first nine months ended September 26, 2004, which resulted in net proceeds to the Company of $1,535,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 68,938 and 139,501 shares were repurchased during the second and third quarter of 2005 for an aggregate purchase price of $1.6 million and $4.1 million, respectively. The average purchase price per share for the second and third quarter was $22.88 and $29.32, respectively. No shares were repurchased during the first quarter of 2005. Since the program was authorized, a total of 278,547 shares have been repurchased for a total of $7.0 million and average purchase price of $25.18.

5. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of October 2, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of October 2, 2005. The credit facility also includes financial and non-financial covenants, which the Company was in compliance with as of October 2, 2005.

9 of 39

6. Stock Option Plans

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

The following table represents the effect on net income and net income per common share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation (in thousands, except net income per common share):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
		(restated)		(restated)
Net income as reported	$5,547	$2,491	$16,012	$12,104
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	811	716	5,569	2,148

Pro forma net income	$4,736	$1,775	$10,443	$9,956

Net income per common share:
Basic, as reported	$0.29	$0.13	$0.83	$0.64
Basic, pro forma	$0.24	$0.09	$0.54	$0.52
Diluted, as reported	$0.28	$0.13	$0.81	$0.63
Diluted, pro forma	$0.24	$0.09	$0.53	$0.52
Weighted average shares used in computation:
Basic	19,419	19,072	19,337	19,042
Diluted	20,004	19,182	19,649	19,142

Stock-based compensation of $3.1 million of the proforma $5.6 million in expense for the first nine months of 2005 relates to an aggregate of 600,000 options vesting pursuant to five-year employment agreements entered into with the Company’s co-founders, co-Chief Executive Officers (“co-CEOs”), co-Presidents, and co-Chairmen of the Board of Directors, Richard L. Rosenfield and Larry S. Flax.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and nine months ended October 2, 2005 and September 26, 2004, respectively.

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Risk free interest rate	4.15%	3.03%	4.00%	3.03%
Expected lives (in years)	5.00	5.00	5.00	5.00
Dividend yield	—%	—%	—%	—%
Expected volatility	32.44%	31.00%	32.41%	31.00%

10 of 39

As outlined in the Company’s press release dated October 27, 2005, the Company expected a probable one time, non-cash charge of approximately $3.5 million in the fourth quarter of 2005 relating to stock options issued prior to the initial public offering (“IPO”) in August of 2000. On November 9, 2005 the Audit and Compensation Committees of the Board of Directors and the Board of Directors agreed to extend the life of these pre-IPO issued stock options and the charge is now $3.6 million based on the Company’s stock price on November 9, 2005. This one time, non-cash charge will be recorded in the fourth quarter of 2005.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three months and nine months ended October 2, 2005 and September 26, 2004 (restated) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

		(restated)		(restated)
Numerator for basic and diluted net income per common share	$5,547	$2,491	$16,012	$12,104

Denominator:
Denominator for basic net income per common share weighted average shares	19,419	19,072	19,337	19,042
Employee stock options	585	110	312	100

Denominator for diluted net income per common share weighted average shares	20,004	19,182	19,649	19,142

8. Recent Acquisition

The Company previously owned a 25% interest in LA Food Show, Inc., a joint venture accounted for under the equity method. On April 25, 2005, the Company purchased the remaining 75% interest in LA Food Show, Inc., which was predominately owned by Larry S. Flax and Richard L. Rosenfield, the Company’s co-CEOs, co-Presidents and co-Chairmen of the Board. Of the $6 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840. The purchase price of LA Food Show, Inc. represents its fair market value as determined by a merger and acquisition and valuation advisory firm. This firm also provided a fairness opinion to the Company’s Board of Directors and concluded that the purchase price was fair to the Company’s stockholders from a financial point of view. The excess of the purchase price over the net assets acquired was recorded as goodwill and is included in Other Assets in the Consolidated Balance Sheet. As of the date of acquisition, 100% of the operating results were included in the Consolidated Statement of Income of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of November 7, 2005 we own, operate, license or franchise 186 restaurants under the name California Pizza Kitchen, California Pizza Kitchen ASAP, or LA Food Show in 27 states and the District of Columbia. We have 31

11 of 39

restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 20 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into six classes (as of October 2, 2005): 1) the Pre-2002 Class which consists of 94 full service restaurants; 2) the Class of 2002 which consists of 18 full service restaurants; 3) the Class of 2003 which consists of 20 full service restaurants; 4) the Class of 2004 which consists of four full service restaurants; 5) the Class of 2005 which consists of twelve full service restaurants and 6) our company-owned ASAP locations and LA Food Show which consists of six restaurants.

We intend to open 15 new full service restaurants by the end of 2005, 12 of which were opened in the first nine months of 2005. We will continue our development in existing markets and entered one new market in 2005. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2005. We intend to continue to develop new full service restaurants that range in size from 5,700 to 6,000 square feet. The majority of these new restaurants require, on average, a gross cash investment by the Company of approximately $2.8—$3.0 million. Tenant improvement allowances, which average approximately $500,000, are recorded as reductions to future rent. In addition, pre-opening expenses are expected to range from approximately $230,000 to $240,000 per new full service restaurant.

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

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits,

12 of 39

travel, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, currently consist of rent from the date the premises are ready for their intended use through the restaurant opening date, the costs of hiring and training the initial work force, travel costs, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

As outlined in the Company’s press release dated October 27, 2005, the Company expected a probable one time, non-cash charge of approximately $3.5 million in the fourth quarter of 2005 relating to stock options issued prior to the initial public offering (“IPO”) in August of 2000. On November 9, 2005 the Audit and Compensation Committees of the Board of Directors and the Board of Directors agreed to extend the life of these pre-IPO issued stock options and the charge is now $3.6 million based on the Company’s stock price on November 9, 2005. This one time, non-cash charge will be recorded in the fourth quarter of 2005.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three and nine month periods ended October 2, 2005 and September 26, 2004 (restated) consist of 13 and 39 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

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

13 of 39

Results of Operations

Our operating results for the three and nine months ended October 2, 2005 and September 26, 2004 (restated) are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
		(restated)		(restated)
Revenues:
Restaurant sales	98.9%	99.2%	99.1%	99.2%
Franchise and other revenues	1.1%	0.8%	0.9%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	24.8%	24.9%	24.8%	24.7%
Labor	35.8%	36.2%	36.7%	36.8%
Direct operating and occupancy	19.4%	20.1%	19.6%	20.1%

Cost of sales	80.0%	81.3%	81.2%	81.6%
General and administrative	6.9%	6.4%	6.7%	6.5%
Depreciation and amortization	5.3%	6.3%	5.3%	5.8%
Pre-opening costs	0.8%	0.2%	0.9%	0.1%
Loss on impairment of property and equipment	0.8%	0.0%	0.3%	0.0%
Store closure costs	0.6%	2.5%	0.2%	0.9%
Legal settlement costs	0.0%	1.3%	0.0%	0.4%

Total costs and expenses	93.6%	97.3%	93.8%	94.5%
Operating income	6.4%	2.7%	6.2%	5.5%
Other income (expense):
Interest income	0.1%	0.1%	0.2%	0.1%
Other income	0.0%	0.0%	0.3%	0.0%
Equity in net loss of unconsolidated joint venture	0.0%	0.0%	0.0%	0.0%

Total other income	0.1%	0.1%	0.5%	0.1%

Income before income tax provision	6.6%	2.8%	6.7%	5.6%
Income tax provision	2.1%	0.4%	2.1%	1.6%

Net income	4.5%	2.3%	4.5%	3.9%

14 of 39

As a result of recently experienced variations in performance among our restaurants opened in 2002 and 2003 when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which have been grouped by class in an effort to better clarify unit level economics. Accordingly, supplemental information for full service restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003, (D) in 2004, (E) in 2005, and ASAP and LA Food Show restaurants are presented in the table below:

Third Quarter 2005	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Pre-2002 Full Service
Q3, 2005	94	69,307	84,356	65,136	77.2%
Q3, 2004 (restated)	94	64,731	78,436	62,088	79.2%
Year over year change		7.1%	7.5%	4.9%	200	bps
Q2, 2005	94	68,238	83,251	65,333	78.5%

Class of 2002 Full Service
Q3, 2005	18	54,116	12,663	10,663	84.2%
Q3, 2004 (restated)	18	50,899	11,896	10,223	85.9%
Year over year change		6.3%	6.4%	4.3%	170	bps
Q2, 2005	18	53,528	12,525	10,672	85.2%

Class of 2003 Full Service
Q3, 2005	20	46,664	12,133	10,561	87.0%
Q3, 2004 (restated)	22	43,120	12,332	10,831	87.8%
Year over year change		8.2%	-1.6%	-2.5%	80	bps
Q2, 2005	20	44,627	11,603	10,419	89.8%

Class of 2004 Full Service
Q3, 2005	4	54,483	2,833	2,399	84.7%
Q3, 2004 (restated)	2	54,462	1,136	1,101	96.9%
Year over year change		0.0%	149.4%	117.9%	1,220	bps
Q2, 2005	4	53,471	2,780	2,383	85.7%

Class of 2005 Full Service
Q3, 2005	12	65,011	8,303	7,169	86.3%
Q2, 2005	8	67,663	5,790	5,266	90.9%

ASAP and LA Food Show
Q3, 2005	6	36,020	2,809	2,529	90.0%
Q3, 2004 (restated)	4	28,106	1,462	1,286	88.0%
Year over year change		28.2%	92.1%	96.7%	(200	)bps
Q2, 2005	6	35,824	2,467	2,284	92.6%

Total restaurants
Q3, 2005	154	62,522	123,097	98,457	80.0%
Q3, 2004 (restated)	140	58,340	105,262	85,529	81.3%
Year over year change		7.2%	16.9%	15.1%	130	bps
Q2, 2005	150	61,661	118,416	96,357	81.4%

(1)	Cost of sales includes food, beverage & paper supplies, labor, and direct operating and occupancy costs.

15 of 39

Year To Date 2005	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Pre-2002 Full Service
YTD, 2005	94	67,809	247,396	194,529	78.6%
YTD, 2004 (restated)	94	62,648	228,962	181,570	79.3%
Year over year change		8.2%	8.1%	7.1%	70	bps
Class of 2002 Full Service
YTD, 2005	18	53,075	37,259	31,470	84.5%
YTD, 2004 (restated)	18	48,881	34,301	29,554	86.2%
Year over year change		8.6%	8.6%	6.5%	170	bps
Class of 2003 Full Service
YTD, 2005	20	44,067	34,372	30,469	88.6%
YTD, 2004 (restated)	22	40,724	34,941	31,553	90.3%
Year over year change		8.2%	-1.6%	-3.4%	170	bps
Class of 2004 Full Service
YTD, 2005	4	53,454	8,339	7,253	87.0%
YTD, 2004 (restated)	2	52,706	2,470	2,191	88.7%
Year over year change		1.4%	237.6%	231.0%	170	bps
Class of 2005 Full Service
YTD, 2005	12	68,979	16,860	15,023	89.1%
ASAP and LA Food Show
YTD, 2005	6	33,719	6,705	6,119	91.3%
YTD, 2004 (restated)	4	26,272	4,098	3,689	90.0%
Year over year change		28.3%	63.6%	65.9%	(130	)bps
Total restaurants
YTD, 2005	154	61,248	350,931	284,863	81.2%
YTD, 2004 (restated)	140	56,259	304,772	248,557	81.6%
Year over year change		8.9%	15.1%	14.6%	40	bps

(1)	Cost of sales includes food, beverage & paper supplies, labor, and direct operating and occupancy costs.

Three months ended October 2, 2005 compared to the three months ended September 26, 2004 (restated)

Total Revenues. Total revenues increased by $18.4 million, or 17.3%, to $124.5 million in the third quarter of 2005 from $106.1 million for the third quarter of 2004 due to a $17.8 million increase in restaurant sales and a $498,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 7.1% increase in weekly sales averages for the Pre-2002 Class, $12.7 million and $12.1 million in sales derived from the Classes of 2002 and 2003, respectively, $2.8 million in sales derived from the four restaurants in the Class of 2004, $8.3 million in sales derived from the 12 restaurants in the Class of 2005 and $2.8 million in sales derived from our total of six ASAP and LA Food Show restaurants. The 18-month comparable base restaurant sales increase was 7.1%. The 7.1% increase in 18-month comparable restaurant sales consisted of a 2.2% increase in customer counts, a 3.6% increase in pricing, and menu mix changes of 1.3%. The increase in franchise and other revenues was primarily due to increased ASAP franchise royalties and royalties from Kraft frozen pizza sales.

16 of 39

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $4.3 million, or 16.4%, to $30.5 million for the third quarter of 2005 from $26.2 million for the third quarter of 2004. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 24.8% for the third quarter of 2005 from 24.9% in the comparable quarter for the prior year. This decrease was primarily due to savings in dairy, partially offset by increases in produce prices and fuel surcharges.

Labor. Labor increased by $6.0 million, or 15.7%, to $44.1 million for the third quarter of 2005 from $38.1 million for the third quarter of 2004. Labor as a percentage of restaurant sales was 35.8% for the third quarter of 2005 and 36.2% for the third quarter of 2004. The decrease in labor as a percentage of restaurant sales was primarily due to more focus on productivity and leveraging of management labor against higher sales.

Direct operating and occupancy. Direct operating and occupancy increased by $2.6 million, or 12.3%, to $23.8 million for the third quarter of 2005 from $21.2 million for the third quarter of 2004. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.4% for the third quarter of 2005 from 20.1% for the third quarter of 2004. The decrease was primarily due to the decrease of fixed expenses, such as base rent, as a percentage of restaurant sales.

General and administrative. General and administrative increased by $1.8 million, or 26.5%, to $8.6 million for the third quarter of 2005 from $6.8 million for the third quarter of 2004. General and administrative as a percentage of total revenues was 6.9% for the third quarter of 2005 and 6.4% for the third quarter of 2004. The increase in general and administrative expenses was primarily due to increases in the number of management trainees and increased professional fees associated with compliance with the Sarbanes-Oxley Act.

Depreciation and amortization. Depreciation and amortization decreased by $100,000 or 1.5%, to $6.6 million for the third quarter of 2005 from $6.7 million for the third quarter of 2004. The decrease was primarily due to accelerated depreciation in the third quarter of 2004.

Pre-opening. Pre-opening costs amounted to $1.0 million for the third quarter of 2005 compared to $222,000 in pre-opening costs for the third quarter of 2004. The increase was due to opening four full service restaurants in the third quarter of 2005 compared to opening one restaurant in the third quarter of 2004.

Loss on impairment of property and equipment. Loss on impairment of property and equipment amounted to $1.0 million for the third quarter of 2005 compared to none for the third quarter of 2004. The increase was primarily due to the write down of impaired assets related to one of our full service restaurants.

Store closure costs. Store closure costs amounted to $770,000 for the third quarter of 2005 compared to $2.7 million for the third quarter of 2004. These costs related to restaurant lease buyout costs associated with two restaurants in the third quarter of 2005 and three restaurants in the third quarter of 2004.

17 of 39

Legal settlement costs. There were no legal settlement costs for the third quarter of 2005 compared to $1.3 million for the third quarter of 2004. These costs related to the proposed terms of a legal settlement of a class action lawsuit filed against us in February of 2003.

Interest income. Interest income increased by $24,000 to $181,000 for the third quarter of 2005 from $157,000 for the third quarter of 2004. The increase was a result of higher interest rates partially offset by lower cash and cash equivalents and marketable securities balances.

Income tax provision. The income tax provision for the third quarter of 2005 and 2004 was based on estimated annual effective tax rates. A rate of 32.4% was applied to the third quarter of 2005 and 15.8% to the third quarter of 2004. For the third quarter of 2004, the Company’s effective tax rate was 15.8% due to the reduction of 2004 earnings before tax primarily from the store closure and legal settlement costs incurred in that quarter. These rates comprise the federal and state statutory rates, less the effect of any tax credits.

Nine months ended October 2, 2005 compared to the nine months ended September 26, 2004 (restated)

Total Revenues. Total revenues increased by $46.9 million, or 15.3%, to $354.2 million in the first nine months of 2005 from $307.3 million for the first nine months of 2004 due to a $46.1 million increase in restaurant sales and a $774,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 8.2% increase in weekly sales averages for the Pre-2002 Class, $37.3 million and $34.4 million in sales derived from the Classes of 2002 and 2003, respectively, $8.3 million in sales derived from the four restaurants in the Class of 2004, $16.9 million in sales derived from the 12 restaurants in the Class of 2005 and $6.7 million in sales derived from our total of six ASAP and LA Food Show restaurants. The 18-month comparable base restaurant sales increase was 8.3%. The 8.3% increase in 18-month comparable restaurant sales consisted of a 2.9% increase in customer counts, a 3.9% increase in pricing, and menu mix changes of 1.5%. The increase in franchise and other revenues was primarily due to increased ASAP franchise sales.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $12.0 million, or 16.0%, to $87.2 million for the first nine months of 2005 from $75.2 million for the first nine months of 2004. Food, beverage and paper supplies as a percentage of restaurant sales increased to 24.8% for the first nine months of 2005 from 24.7% in the comparable nine months for the prior year. This increase was primarily due to the opening of 12 new restaurants in the first nine months of 2005 compared to opening one restaurant and acquiring two formerly franchised restaurants in the first nine months of the prior year and the expected inefficiencies of new store openings, the new POS implementation, the new menu rollout and increased paper usage due to increased takeout business.

Labor. Labor increased by $16.8 million, or 15.0%, to $129.0 million for the first nine months of 2005 from $112.2 million for the first nine months of 2004. Labor as a percentage of restaurant sales decreased to 36.7% for the first nine months of 2005 from 36.8% for the first nine months of 2004. The decrease in labor as a percentage of restaurant sales was primarily due to leveraging management labor against higher sales and lower taxes and benefits partially offset by the expected inefficiencies of new store openings, higher wages and the POS implementation.

18 of 39

Direct operating and occupancy. Direct operating and occupancy increased by $7.5 million, or 12.3%, to $68.7 million for the first nine months of 2005 from $61.2 million for the first nine months of 2004. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.6% for the first nine months of 2005 from 20.1% for the first nine months of 2004. The decrease was primarily due to the decrease of fixed expenses, such as base rent, as a percentage of higher restaurant sales.

General and administrative. General and administrative increased by $4.0 million, or 20.1%, to $23.9 million for the first nine months of 2005 from $19.9 million for the first nine months of 2004. General and administrative as a percentage of total revenues was 6.7% for the first nine months of 2005 and 6.5% for the first nine months of 2004. The increase in general and administrative expenses was primarily due to increases in the number of management trainees and increased professional fees associated with compliance with the Sarbanes-Oxley Act.

Depreciation and amortization. Depreciation and amortization increased by $900,000, or 5.1%, to $18.6 million for the first nine months of 2005 from $17.7 million for the first nine months of 2004. The increase was primarily due to the addition of 14 new full service restaurants, one ASAP and the acquisition of LA Food Show since the third quarter of 2004, in addition to eight remodels and the new POS system implementation.

Pre-opening. Pre-opening costs increased by approximately $2.8 million to $3.1 million for the first nine months of 2005 from $286,000 for the first nine months of 2004. The increase was a result of opening 12 new full service restaurants and one ASAP in the first nine months of 2005 compared to opening one new full service restaurant in the first nine months of 2004.

Loss on impairment of property and equipment. Loss on impairment of property and equipment amounted to $1.1 million for the first nine months of 2005 compared to none for the first nine months of 2004. The increase was primarily due to the write down of impaired assets related to one of our full service restaurants.

Store closure costs. Store closure costs amounted to $770,000 for the first nine months of 2005 compared to $2.7 million for the first nine months of 2004. These costs related to restaurant lease buyout costs associated with two restaurants in the first nine months of 2005 and three restaurants in the first nine months of 2004.

Legal settlement costs. There were no legal settlement costs for the first nine months of 2005 compared to $1.3 million for the first nine months of 2004. These costs related to the proposed terms of a legal settlement of a class action lawsuit filed against us in February of 2003.

Interest income. Interest income increased by $202,000 to $576,000 for the first nine months of 2005 from $374,000 for the first nine months of 2004. The increase was a result of higher interest rates partially offset by lower cash and marketable securities balances.

Income tax provision. The income tax provision for the first nine months of 2005 and 2004 was based on estimated annual effective income tax rates. A rate of 32.1% was applied to the first

19 of 39

nine months of 2005 and 29.2% for the first nine months of 2004. These rates comprise the federal and state statutory rates, less the effect of any tax credits.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our stock on August 2, 2000. For the first nine months of 2005, net cash flows provided by operating activities were $29.0 million compared to $31.6 million for the first nine months of 2004. Net cash flows provided by operating activities for the first nine months of 2005 were lower than the first nine months of 2004 primarily due to increases in prepaid expenses and other assets and accrued and other liabilities partially offset by increased net income, loss on impairment of property and equipment and deferred rent credits.

Net cash used in investing activities for the first nine months of 2005 was $43.5 million compared to $29.3 million for the first nine months of 2004. Investing activities primarily consisted of capital expenditures relating to new restaurants, remodels, capitalized maintenance and other costs in addition to the acquisition of the remaining 75% of LA Food Show and the sale of some of our marketable securities.

We opened 12 new prototype full service restaurants in the first nine months of 2005. The new restaurant prototype is larger than our former prototype. These new restaurants will require on average a higher net investment than our historical restaurants due to their increased size. However, we expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening expenses for each of these new restaurants is expected to range from approximately $230,000 to $240,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net proceeds from issuance of common stock was $6.5 million for the first nine months of 2005 compared to $2.4 million for the first nine months of 2004 and consisted of purchases under our employee stock purchase plan of $819,000 and $831,000, respectively, and common stock option exercises of $5.7 million and $1.5 million, respectively. In August 2004, the Board of Directors authorized a stock repurchase program to acquire the Company’s common stock from time to time in open market purchases and through privately negotiated transactions. We repurchased 208,439 shares during the first nine months of 2005 for an aggregate purchase price of $5.7 million and an average purchase price of $27.19. Since the program was authorized, a total of 278,547 shares have been repurchased for a total of $7.0 million at an average purchase price of $25.18.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of October 2, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of October 2, 2005. The credit facility also includes financial and non-financial covenants, which we were in compliance with as of October 2, 2005.

20 of 39

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

As of October 2, 2005 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties, except as described below in “Related Party Transactions.” Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Commitments

The following table summarizes our contractual commitments as of October 2, 2005 (in millions):

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (1)	230.1	6.3	55.0	52.7	116.1
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

	$230.1	$6.3	$55.0	$52.7	$116.1

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

Related Party Transactions

On March 6, 2003 we paid $2.0 million for a 25.0% stake in LA Food Show, an upscale family casual dining restaurant created by our co-founders, co-CEOs, co-Presidents and co-Chairmen of the Board of Directors, Larry S. Flax and Richard L. Rosenfield. We have accounted for this investment in accordance with the equity method of accounting as interpreted by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and

21 of 39

adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. On April 25, 2005 we purchased the remaining 75% of LA Food Show for $6 million. LA Food Show’s financial results are included in the Company’s consolidated financial results. The interest we acquired in LA Food Show was predominantly owned by Messrs. Flax and Rosenfield. Of the $6.0 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840.

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

For the first nine months of 2005, we made aggregated lease payments of $136,000 and $454,000 to entities owned by Mr. Caruso, for two California restaurant locations, Thousand Oaks and Marina Del Rey, respectively. The payments for the Thousand Oaks location consisted of rent and common area maintenance charges of $135,000 and property tax of $1,000. The payments for the Marina Del Rey location consisted of rent and common area maintenance charges of $143,000 and percentage rent of $311,000. Westlake Promenade, LLC was the owner of record prior to our purchase of the Thousand Oaks restaurant on December 29, 2003 and another of Mr. Caruso’s affiliates purchased Marina Waterside shopping center, where our Marina Del Rey restaurant is located, on January 20, 2004.

Recent Accounting Pronouncements

Please refer to footnote three in the Notes to Consolidated Financial Statements for a discussion of the impact of recent accounting pronouncements.

22 of 39

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

23 of 39

flows. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, which could result in higher labor costs.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

As part of our expansion strategy, we will be opening restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets.

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

24 of 39

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

Together with our franchisees, we currently operate a total of 69 restaurants in California (64 are company-owned and five are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 40.0% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. In addition, minimum wage has or is expected to increase in 2005 in seven states and Washington D.C.: California (San Francisco only), Florida, Illinois, Minnesota, New Jersey, New York and Washington. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

25 of 39

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

26 of 39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of October 2, 2005 we held $13.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of October 2, 2005. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of October 2, 2005. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of October 2, 2005. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Disclosure Controls and Procedures – We conducted an evaluation, under the supervision and with the participation of our management, including our co-CEOs and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the

27 of 39

Exchange Act) during the quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners, bartenders, and other non-exempt California Restaurant employees at the Company’s restaurants the rest and meal breaks required by California law. Under the Wage Orders, which are administrative regulations promulgated by the California Industrial Welfare Commission and have the force and effect of law, and the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. If the plaintiff were able to achieve class certification and prevail on the merits of the case, we could potentially be liable for significant amounts. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. We have participated in formal mediation and have exchanged information on an informal basis and engaged in numerous meetings and telephone conferences with opposing counsel in furtherance of settlement. In order to avoid the uncertainty of litigation, to avoid further disruption in the work-place and to curtail legal expenses, we agreed to a settlement that received preliminary approval from the Court on June 29, 2005. The settlement contains a maximum pay-out of $1.3 million to all non-exempt employees who worked in any of our restaurants located in California between October 1, 2000 and December 1, 2004. $1.3 million in litigation reserve is included in our balance sheet, based on an estimate of the maximum costs which may be incurred in connection with this case. Class Notices were sent out to class members on or about July 15, 2005. After class administration, there was a final Fairness Hearing before the Court on September 16, 2005. The Court now has issued its Order of Final Approval, the agreed upon sums will be paid out, and the case now may be considered fully and finally settled.

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

28 of 39

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the third quarter of 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/04/05-08/07/05	—	—	—	$17,077,777
08/08/05-09/04/05	40,000	$29.20	40,000	$15,909,777
09/05/05-10/02/05	99,501	$29.37	99,501	$12,987,433

Total	139,501	$29.32	139,501	$12,987,433

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in August 2004. Under the plan, up to $20.0 million of Company stock could be reacquired over a 24-month period.

Under our credit facility with Bank of America, N.A., we may pay cash dividends, make other distributions, and repurchase shares of our common stock so long as, after giving effect to the dividend, distribution or repurchase, we maintain liquid assets (including for this purpose the unused and available amount of the commitment under the credit facility), in a minimum amount of $10.0 million.

ITEM 5.	OTHER INFORMATION

On May 18, 2005, the Company and each of Larry S. Flax and Richard L. Rosenfield (each, a “Lessee”), entered into Time Sharing Agreements (each, an “Agreement”). The Agreements benefit the Company in that they enable Messrs. Flax and Rosenfield to reimburse the Company for their respective personal use of the aircraft, which would otherwise be prohibited under Federal Aviation Administration regulations (“FARs”). Under the Agreements, the Company leases the Company’s aircraft and flight crew on an “as needed - as available” basis to each Lessee for a period of five (5) years. These Agreements were duly approved by the Board of Directors and the Audit Committee of the Board of Directors on November 9, 2005.

Pursuant to each Agreement, each Lessee will reimburse the Company the maximum allowable under the FARs for certain expenses, including fuel, travel expenses of the flight crew, hangar and tie down costs, insurance, landing fees and airport taxes, customs fees, in-flight food and beverages, ground transportation,

29 of 39

flight planning and weather contract services, and an additional charge equal to 100% of the Company’s expenses related to fuel, oil, lubricants and other additives. The Company is required to pay for all other fixed expenses of the aircraft. The Agreements are attached hereto as Exhibits 10.26 and 10.27.

As outlined in Note 6 to the Notes to Consolidated Financial Statements, on November 9, 2005 the Audit and Compensation Committees of the Board of Directors and the Board of Directors agreed to extend the life of certain pre-IPO issued stock options. Amendments were approved for Larry S. Flax, Richard L. Rosenfield, Karen M. Settlemyer and certain other individuals. The purpose of the Amendments was to effect changes to the expiration dates under non-qualified stock option agreements. Pursuant to the terms of the amendments, the expiration date of Messrs. Flax’s and Rosenfield’s option agreements will be December 15, 2005. Additionally, Messrs. Flax and Rosenfield will not be permitted to transfer a certain portion of the shares underlying the options evidenced by each of their Option Agreements until 18 months after the options are exercised. The expiration date of Ms. Settlemyer’s option agreement will be ten years from the original grant date, or November 2, 2009. The exercise prices of these various options will not change.

30 of 39

ITEM 6.	EXHIBITS

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax , as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

31 of 39

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(N)	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 11, 2005

10.22(N)	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 11, 2005

10.23(N)	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns dated April 21, 2005

10.24(N)	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.25(O)	The California Pizza Kitchen Executive Bonus Plan

32 of 39

10.26	Time Sharing Agreement dated as of May 18, 2005 between California Pizza Kitchen, Inc. and Richard L. Rosenfield

10.27	Time Sharing Agreement dated as of May 18, 2005 between California Pizza Kitchen, Inc. and Larry S. Flax

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(M)	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

99.2(N)	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

33 of 39

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

34 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

35 of 39

INDEX TO EXHIBITS

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement there under

10.4(A)	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreements between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax , as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate Of Determination of the Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

36 of 39

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)	Executive Retirement Savings Plans and Amendments thereto

10.15(H)	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(N)	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 11, 2005

10.22(N)	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 11, 2005

10.23(N)	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns dated April 21, 2005

10.24(N)	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.25(O)	The California Pizza Kitchen Executive Bonus Plan

37 of 39

10.26	Time Sharing Agreement dated as of May 18, 2005 between California Pizza Kitchen, Inc. and Richard L. Rosenfield

10.27	Time Sharing Agreement dated as of May 18, 2005 between California Pizza Kitchen, Inc. and Larry S. Flax

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(M)	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

99.2(N)	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

38 of 39

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

39 of 39