Form 10-K
period 2006-01-01
CALIFORNIA PIZZA KITCHEN INC
filed 2006-03-17
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                         Accelerated filer  ☒                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2005, the last trading day of the second fiscal quarter, was approximately $351 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of February 27, 2006, 19,817,675 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2006 Annual Meeting of Stockholders to be held June 14, 2006.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2005 ANNUAL REPORT ON FORM 10-K

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended December 30, 2001, December 29, 2002, December 28, 2003, January 2, 2005 and January 1, 2006 are referred to as fiscal years 2001, 2002, 2003, 2004 and 2005, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2004 which was a 53-week year. All prior quarters consisted of 13 weeks except for 2004 which included a final quarter of 14 weeks.

PART I.

Item 1.    Business

Overview and Strategy

California Pizza Kitchen, Inc. (referred herein as the “Company” or in the first person notations “we,” “our,” and “us”) is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of February 27, 2006, we own, license or franchise 190 restaurants in 27 states, the District of Columbia and five foreign countries, of which 159 are company-owned and 31 operate under franchise or license arrangements. During our 21 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcases recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as The Original BBQ Chicken Pizza, Thai Chicken Pizza, Kung Pao Spaghetti and The Original BBQ Chicken Chopped Salad as well as more recently introduced items such as the Thai Crunch Salad, Waldorf Chicken Salad, Milan Pizza, Shanghai Garlic Noodles, Avocado Club Egg Rolls and Orange Chicken Lettuce Wraps. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

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

Our 190 restaurants include five company-owned and operated California Pizza Kitchen ASAPs (“ASAP”). We developed the ASAP concept to cater to a fast, casual dining experience compared to our full service restaurants. After prior management abandoned the concept in 2000, we opened two ASAPs in 2005 and have committed to opening four ASAPs in fiscal 2006. Capital required for each of these restaurants, before any tenant improvement allowance, is estimated at approximately $1.2 million. Limited additional infrastructure is expected to be allocated to the ASAP concept during 2006 and 2007 as we assess real estate sites, new menu items and layer in the results of consumer research for this concept.

Menu

Our menu committee, which is led by our co-founders and co-Chief Executive Officers (“co-CEOs”), Richard Rosenfield and Larry Flax, continuously experiments with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza—the premium pizza. For example, our signature creation, The Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of barbeque chicken breast, smoked gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Among our other innovative pizzas are the California Club, Carne Asada, Shrimp Scampi, Jamaican Jerk Chicken and Pear & Gorgonzola.

We have broadened our menu beyond pizza to include pastas, salads, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken Tequila Fettuccine, which captures Southwestern flavors in a rich tequila-lime and jalapeño cream sauce, the Original BBQ Chicken Chopped Salad, which uses both barbecue sauce and garden-herb ranch dressing, the Chinese Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Roll Appetizers, which are sprinkled with herbs and baked in our pizza ovens.

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom Pepperoni Sausage Pizza, the Fresh Tomato, Basil & Garlic Pizza, and the Sweet & Spicy Italian Sausages Pizza that combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese and our Sicilian Pizza made with spicy marinara sauce, spicy Capicola ham, julienne salami and fontina, mozzarella and parmesan cheeses. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high quality versions of popular salads, including our CPK Club, Waldorf Chicken, Classic Caesar, Thai Crunch and Original Chopped.

All of our menu items are prepared to order in our restaurants. This reinforces our customers’ confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items at least once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $4.99 to $16.49 and our average guest check during 2005 was approximately $12.48, including alcoholic beverages. We offer a variety of wines by the bottle or glass, bottled and tap beers, as well as mixed drinks, primarily to complement our menu offerings.

Operations

Restaurant Management.    We currently have 28 regional directors who report to four regional vice presidents of operations. These regional vice presidents report to our co-CEOs. Each regional director oversees from three to eight restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two other managers. Additionally, depending upon the size, location and sales volume of a restaurant, we may also employ another kitchen manager or a third manager in the dining area. Most of our full service restaurants employ approximately 60 to 80 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to service, food and beverage preparation and maintenance of facilities. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. Our management training program lasts for 10 weeks and is completed in one of our 60 certified training restaurants. Management training includes service, kitchen and overall management responsibilities, with intense focus on food preparation, the essence of the California Pizza Kitchen experience. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. After spending the first eight weeks in their certified training restaurant, new managers spend the last two weeks of training in their home restaurant, working side-by-side with the general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future growth. In addition, we have detailed written operating procedures, standards and controls, finance modules, food quality assurance systems and safety programs. Once a year we hold a general manager conference during which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics. This same information is then communicated to all levels of management through regional conferences conducted by the regional vice presidents and regional directors, ensuring that identical messages are communicated to each manager in our company.

When we open a new restaurant, we provide varying levels of training to each employee as is necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive training of all new employees for that restaurant. Our training team remains on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of all new employees. Each region also has one regional training manager who periodically oversees the training processes in each location to ensure our industry-leading training standards are achieved.

Recruiting and Retention.    We seek to hire experienced managers and staff. We support our employees by offering competitive wages and benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including eligible part-time workers, and generous discounts on dining. We also have an employee stock purchase plan which allows all employees to participate who have worked for us for at least one year and who work a minimum of 20 hours per week.

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

Customer Satisfaction.    Customer satisfaction is critically important to us. To that end, we solicit and analyze our customers’ opinions through web-based and telephonic surveying of approximately 9,000 randomly selected guests per month (a minimum of 60-75 per restaurant), which is a vital tool in our quality control efforts from both a food quality and customer service perspective.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention, featuring our co-founders and co-CEOs Richard Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New restaurant openings, high-profile fundraisers and media events currently serve as the focal point of our public relations and media outreach efforts.

During 2005, our public relations efforts led to coverage on a national level with a feature story in Fortune Magazine, a cover story with Chain Leader Magazine and segments on Bloomberg Television, The Ellen DeGeneres Show and The Tony Danza Show. In addition, Company representatives were invited to demonstrate our creative California-style cuisine on local television programs in over 15 major markets and were written about in major national daily newspapers. We also appeared in the major motion picture, Must Love Dogs and the hit HBO show, Curb Your Enthusiasm.

We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fundraising events with invitations to media personalities and community leaders. In addition, we donate 100% of pizza sales from a designated day immediately following the opening to worthwhile local charities. During 2005, the California Pizza Kitchen Foundation contributed over $200,000 to charities across the U.S., including donating $40,000 to Hurricane Katrina victims.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes through ongoing in-kind donations. We have developed two cookbooks and 100% of the proceeds from these cookbooks are donated to various charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. Additionally, 10% of the proceeds from our premium frozen pizza sales sold at retail outlets are also donated to local charities.

We conduct consumer research to monitor our customer satisfaction and we also engage to a limited extent in paid advertising for individual restaurant locations, including radio, newspaper inserts, billboards, electronic and direct mail. On-going marketing efforts include business-to-business programs, CPKids programs with local schools and children’s organizations, and hotel concierge and new resident programs. We utilize a variety of printed materials, including take-out and catering menus, 20% mall employee pizza passes, check presenter inserts, “pizza dough” vouchers, be our guest cards and electronic gift cards.

In 2005, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. At this stage of our development, we expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

Expansion Strategy and Site Selection

In July 2003, Richard Rosenfield and Larry Flax, co-founders and co-Chairmen of the Board, re-assumed the responsibilities of co-CEOs after Fredrick R. Hipp, President and Chief Executive Officer, resigned from the Company and as a member of the Board of Directors. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our new restaurant opening schedule while we tested a “new” prototype. As such, our 2004 and 2005 openings included opening three and 15 new prototype full service units, respectively. The new prototypes demonstrated encouraging daypart trends, check averages and alcoholic beverage sales and are the basis for expansion plans in the future.

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

The 15 new prototype full service restaurants opened in 2005 are larger than our former units. The new prototype is approximately 5,800 square feet with approximately 206 indoor and outdoor seats and also features a bar area that has been designed to create a more comfortable experience that will enhance our dinner business. We still have the ability to operate a full service restaurant in less than the new prototype size, particularly if we are able to secure additional patio seating. We believe the size and flexibility of our formats provides us with a competitive advantage in securing sites. As of February 27, 2006 we have opened 20 new prototype full service restaurants and have signed leases and letters of intent for another 16 to 18 which are expected to be opened by the end of the year.

We continually evaluate opportunities for new concepts through both internal development and acquisition. One market we plan to evaluate more thoroughly in 2006 is the fast casual market. We own five ASAP restaurants that compete in this market, are currently planning to open four additional ASAP restaurants in 2006 and are evaluating a further expansion development plan for this concept. We have yet to establish definitive expectations for average guest checks or growth for this concept. Our targeted communication to investors regarding growth is sometime between the end of 2006 and the first half of 2007.

In March 2003 we purchased a 25% interest in LA Food Show, Inc. (“LA Food Show”) for $2 million, a joint venture accounted for under the equity method. On April 25, 2005, we acquired the remaining 75% interest in LA Food Show for $6 million. The interest acquired in LA Food Show was predominantly owned by our co-founders and co-CEOs, Richard Rosenfield and Larry Flax. Of the $6.0 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840.

Unit Level Economics

As a result of differences in restaurant performance during 2002 and 2003, we break out our full service restaurant operating results into groups that better clarify unit level economics. For the fiscal year ended 2005, the 94 full service restaurants opened prior to 2002 averaged $67,946 per week in sales and a cost of sales percentage of 78.6%, compared to 79.0% in the prior year. The 18 restaurants opened in 2002 averaged $53,699 per week in sales and generated a cost of sales percentage of 84.1%, compared to 85.3% in the prior year. The 20 restaurants opened during 2003 averaged $44,260 per week in sales and generated a cost of sales percentage of 88.4%, compared to 89.4% in the prior year. The four restaurants opened during 2004 averaged $53,717 per week in sales and generated a cost of sales percentage of 86.3%, compared to 87.3% in the prior year. The 15 restaurants opened during 2005 averaged $66,639 per week in sales and generated a cost of sales percentage of

88.0%. The restaurants opened in 2002 and 2003 are not typical of the returns we expect in the future and our goal is to achieve more mature operating margins in line with the results achieved by the restaurants in the Classes of Pre-2002 and 2005 referred to above.

Current full service prototypes are approximately 5,800 square feet with approximately 206 seats. Our average gross investment was approximately $2.6 million for the 15 full service, new prototype restaurants opened in fiscal 2005, excluding pre-opening costs, which averaged approximately $240,000 per restaurant.

Restaurant Franchise and Licensing Arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the ASAP concept in 1996. Our franchised ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. Our largest ASAP franchisee, HMSHost Corporation (“HMSHost”), operates 18 California Pizza Kitchen ASAP restaurants throughout the United States, primarily in airports. MGM Mirage operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada. We also have two international franchisees. One international franchisee operates seven full service restaurants with two each in Hong Kong and Indonesia and one each in Singapore, Malaysia and Shanghai, China. The other international franchisee operates one ASAP and four full service restaurants in the Philippines. In February 2006, we signed an agreement with WDI Corporation to develop a minimum of 15 restaurants in Japan within the next ten years.

HMSHost has limited exclusive rights to open new ASAP restaurants in airports, travel plazas along toll-roads and in-mall food court locations; however, any location proposed by HMSHost is subject to approval by us at our sole discretion. Once we have agreed to HMSHost’s development of an ASAP restaurant in an airport or travel plaza location, we may not license or operate a full service restaurant ourselves at that location. HMSHost’s limited exclusive rights for the development of ASAP restaurants ended December 2004. In the past, upon approval of additional locations, HMSHost paid an initial franchise fee of $20,000 for each ASAP restaurant at a new location, $10,000 for each additional ASAP restaurant at an existing location, and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as an HMSHost concessionaire agreement to operate at an airport or mall terminates.

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

Agreement with Kraft Pizza Company

In 1997 we entered into a trademark license agreement with Kraft Pizza Company (“Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas including the Original BBQ Chicken, Five-Cheese & Fresh Tomato, Thai Chicken, Roasted Garlic Chicken, Wild Mushroom, Mushroom Pepperoni Sausage and Jamaican Jerk Chicken, in the United States and Canada. In 2005, Kraft introduced the California Pizza Kitchen “Crispy Thin Crust” line with three popular California Pizza Kitchen pizzas: Sicilian, Margherita and White, on a Neapolitan-style crust. In 2006, Kraft expects to expand the California Pizza Kitchen Crispy Thin line with two new pizzas, the Sweet and Spicy Italian Sausage and Garlic Chicken. Our frozen pizzas are currently sold in over 15,000 points of distribution throughout the United States, including Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta. We intend to continue to expand our distribution to include additional selected markets, with a continued focus on those markets in which our restaurants are located.

Management Information Systems

During 2005, we completed a replacement of both the point-of-sale and the back office systems in all of our restaurants. This implementation continues our commitment to technology and systems that will improve operating efficiencies, provide corporate management with timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense.

The point-of-sale system facilitates the movement of customer food and beverage orders from the dining areas to the appropriate menu item preparation area within the restaurant. Combined with other restaurant-level systems, we have immediate information on restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts and daily labor expense as well as inventory and food costs. This information is transmitted to the corporate office daily. The system enhancements in 2005 enable both restaurant and corporate management to better manage the operational and financial performance of our restaurants as necessary to support our planned expansion.

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

Employees

As of January 1, 2006, we have approximately 12,900 employees, including approximately 160 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, customer service, ambiance, location and overall dining experience. We believe that our concept, attractive price-value relationship and quality of food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant-level employees. The packaged food industry is also intensely competitive.

Trademarks

Our registered trademarks and service marks include, among others, the word mark “California Pizza Kitchen” and “LA Food Show,” as well as the California Pizza Kitchen and California Pizza Kitchen ASAP

logos. We have registered all of our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in many foreign countries. In order to better protect our brand, we have also registered our ownership of the Internet domain names “www.cpk.com” and “www.californiapizzakitchen.com.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, may impact aspects of our operations. During fiscal 2005, there were no material capital expenditures for environmental control devices and no such expenditures are anticipated.

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

Item 1A.    Risk Factors

Our growth strategy requires us to open new restaurants at a measured pace. We may not be able to achieve our planned expansion.

We are pursuing a disciplined growth strategy which to be successful, depends on our ability and the ability of our franchisees and licensees to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control; including the hiring, training and retention of qualified operating personnel, especially managers; identification and availability of suitable restaurant sites; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets; and general economic conditions.

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

Together with our franchisees, we currently operate a total of 72 restaurants in California (67 are company-owned and five are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, 40.0% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. During 2005, Florida, New Jersey, Illinois and Minnesota increased their minimum wage to $6.15, $6.15, $6.50 and $6.15, respectively. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal or California state minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease, which was renewed effective September 1, 2002 and extends until August 2012. We lease substantially all of our restaurant facilities, although we own our restaurants in: Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; Schaumburg, Illinois; and one location in Atlanta, Georgia. A majority of our leases are for ten or 15-year terms and include options to extend the terms. The majority of our leases also include tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Current Restaurant Locations

As explained in more detail in the table below, as of February 27, 2006, we own, license or franchise 190 restaurants in 27 states, the District of Columbia and five foreign countries, of which 159 are company-owned and 31 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost, which operates 18 ASAP restaurants; MGM Mirage, which operates one full service restaurant in a Las Vegas casino; and two international franchisees, which currently operate a total of 11 full service and one ASAP restaurant in Hong Kong, Indonesia, Malaysia, Shanghai, Singapore and the Philippines.

	Company-Owned Restaurants(1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants Total	Total
Domestic
Alabama	1	—	—	1
Arizona	4	—	1	5
California	67	—	5	72
Colorado	5	—	—	5
Connecticut	1	—	—	1
Florida	9	—	2	11
Georgia	4	—	—	4
Hawaii	3	—	—	3
Illinois(2)	10	—	—	10
Indiana	—	—	1	1
Kentucky	1	—	—	1
Maryland	4	—	—	4
Massachusetts	4	—	—	4
Michigan	4	—	—	4
Minnesota	2	—	1	3
Missouri	5	—	2	7
Nevada	1	1	—	2
New Jersey	2	—	—	2
New York	4	—	—	4
North Carolina	3	—	2	5
Ohio	4	—	—	4
Oregon	1	—	—	1
Pennsylvania	1	—	—	1
Texas	8	—	—	8
Utah	2	—	1	3
Virginia	6	—	1	7
Washington	2	—	—	2
Washington, D.C	1	—	2	3

International
Hong Kong	—	2	—	2
Indonesia	—	2	—	2
Malaysia	—	1	—	1
Shanghai	—	1	—	1
Singapore	—	1	—	1
Philippines	—	4	1	5

Totals	159	12	19	190

(1)	All of our company-owned restaurants are full service, except for five ASAP restaurants and LA Food Show, all of which are located in California.
(2)	Includes one restaurant in the Chicago area in which a wholly owned subsidiary is the general partner and owns approximately 70% of the total partnership interest.

Item 3.    Legal Proceedings

On February 10, 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleged that we failed to give our food servers, bussers, runners, bartenders, and other non-exempt California Restaurant employees at the Company’s restaurants the rest and meal breaks required by California law. Under the Wage Orders, which are administrative regulations promulgated by the California Industrial Welfare Commission and have the force and effect of law, and the California Labor Code, an employer must pay each employee one additional hour of pay at the employee’s regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleged that additional penalties are owed as a consequence of our resulting failure to pay all wages due at the time of termination of employment and under theories characterizing these alleged breaches as unfair business practices. We participated in formal mediation and exchanged information on an informal basis and engaged in numerous meetings and telephone conferences with opposing counsel in furtherance of settlement. In order to avoid the uncertainty of litigation, to avoid further disruption in the work-place and to curtail legal expenses, we agreed to a settlement that received preliminary approval from the Court on June 29, 2005. The settlement contains a maximum pay-out of $1.3 million to all non-exempt employees who worked in any of our restaurants located in California between October 1, 2000 and December 1, 2004. Class Notices were sent out to class members on or about July 15, 2005. After class administration, there was a final Fairness Hearing before the Court on September 16, 2005. The Court issued its Order of Final Approval, the agreed upon sums were paid out, and the case is now considered fully and finally settled.

On November 16, 2005, a former accountant filed a class action complaint against us in Los Angeles County Superior Court in California. The plaintiff alleges that we improperly classified her and other non-Certified Public Accountants as exempt from overtime. Under the Wage Orders, which are administrative regulations promulgated by the California Industrial Welfare Commission and have the force and effect of law, and the California Labor Code, an employer must pay employees overtime unless they qualify under one of the exemptions. The plaintiff also alleges meal, rest period and waiting time penalties are due and alleges that these breaches constitute unfair business practices. We believe that our employees are properly classified and plan to fully investigate these claims and vigorously defend the lawsuit. The Company has accrued a legal settlement reserve of $600,000 based on an estimate of the maximum costs that are expected to be incurred in connection with this case. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information becomes known.

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

	High	Low
Fiscal 2004:
First Quarter	$21.15	$16.78
Second Quarter	21.28	18.00
Third Quarter	22.05	17.09
Fourth Quarter	25.46	20.64
Fiscal 2005:
First Quarter	$26.75	$22.35
Second Quarter	28.39	22.78
Third Quarter	32.77	26.51
Fourth Quarter	33.89	28.56

As of February 27, 2006, there were approximately 153 holders of record of our common stock. On February 27, 2006, the last sale price reported on the Nasdaq National Market for our common stock was $29.36 per share.

Dividend Policy

We currently retain all future earnings for the operation and expansion of our business. We have not paid any cash dividends since 1992 when dividends were paid in connection with PepsiCo, Inc.’s (“PepsiCo”) acquisition of a controlling interest in the Company.

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

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, will be set forth in the section entitled “Equity Compensation and Other Matters-Equity Compensation Plan Information” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders for which information is incorporated herein by this reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. The Company did not repurchase any of its equity securities during the fourth quarter of 2005. As of January 1, 2006, 278,547 shares had been repurchased for an aggregate purchase price of $7.0 million.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 1, 2006 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data, operating data and footnotes)

	Fiscal Year
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues:
Restaurant sales	$474,738	$418,799	$356,260	$303,427	$246,445
Franchise and other revenues	4,861	3,653	3,627	2,895	2,817

Total revenues	479,599	422,452	359,887	306,322	249,262
Costs and expenses:
Food, beverage and paper supplies	118,480	103,813	87,806	73,756	60,950
Labor	173,751	152,949	129,702	110,151	88,898
Direct operating and occupancy	92,827	83,054	70,273	57,885	47,454

Cost of sales	385,058	339,816	287,781	241,792	197,302
General and administrative	32,674	28,794	21,488	18,161	15,489
Stock-based compensation	3,624	—	—	—	—
Depreciation and amortization	25,440	23,975	20,714	17,251	13,564
Pre-opening costs	4,051	737	4,147	3,467	2,947
Severance charges(1)	—	—	1,221	—	—
Loss on impairment of property and equipment	1,160	—	18,984	2,562	—
Store closure costs	152	2,700	—	—	—
Legal settlement reserve	600	1,333	—	—	—

Operating income	26,840	25,097	5,552	23,089	19,960
Other income (expense):
Interest income	739	571	317	368	632
Interest expense	—	—	—	—	(25)
Other income	1,105	—	—	—	—
Equity in loss of unconsolidated joint venture	(22)	(143)	(349)	—	—

Total other income (expense)	1,822	428	(32)	368	607

Income before income tax provision (benefit)	28,662	25,525	5,520	23,457	20,567
Income tax provision (benefit)	9,172	7,709	(82)	8,009	7,208

Net income	$19,490	$17,816	$5,602	$15,448	$13,359

Net income per common share(2):
Basic	$1.01	$0.93	$0.30	$0.83	$0.73
Diluted	$0.99	$0.92	$0.29	$0.82	$0.72
Shares used in calculating net income per common share(2):
Basic	19,379	19,125	18,867	18,585	18,308
Diluted	19,738	19,267	19,027	18,871	18,611
Selected Operating Data:
Restaurants open at end of year	188	171	168	149	131
Company-owned restaurants open at end of year	157	141	137	117	99
Average weekly company-owned full service restaurant sales	$62,383	$57,509	$54,896	$55,712	$54,438
18 month comparable company-owned restaurant sales increase	7.5%	8.0%	3.4%	4.6%	3.6%

	Fiscal Year
	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Cash and cash equivalents	$11,272	$17,719	$15,877	$31,261	$19,788
Marketable securities	11,408	26,415	18,904	—	—
Total assets	274,254	241,804	216,175	195,644	166,003
Total debt, including current portion	—	—	—	—	—
Stockholders’ equity	197,336	167,035	144,210	134,572	114,439

(1)	Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.
(2)	See notes 2 and 10 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of February 27, 2006, we own, license or franchise 190 restaurants in 27 states, the District of Columbia and five foreign countries, of which 159 are company-owned and operate under the names “California Pizza Kitchen,” “California Pizza Kitchen ASAP,” and “LA Food Show” and the remaining 31 of which operate under franchise or license arrangements. During our 21 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and still remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively “put the world on a pizza.”

We opened our first casual dining restaurant in 1985 in Beverly Hills, California and grew steadily to 25 restaurants by early 1992. Our concept, with its signature line of innovative, premium pizzas, open-flame ovens in exhibition-style kitchens and excellent guest service, attracted PepsiCo, which bought a controlling interest in our Company in May 1992.

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

In 1998, we instituted an accelerated growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2003, we opened 71 new company-owned, full service restaurants and three ASAP restaurants. ASAP growth was abandoned in 2000.

In July 2003, Richard Rosenfield and Larry Flax, co-founders and co-Chairmen of the Board, reassumed the responsibilities of co-CEOs. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our new restaurant opening schedule, emphasizing quality and profitability beginning in fiscal 2004.

We introduced our new prototype full service restaurant in 2004, which is larger than our former prototype, and have opened a total of 20 new prototype restaurants thus far. The new prototype is approximately 5,800 square feet, has approximately 206 indoor and outdoor seats and has been designed to create a more comfortable experience that will enhance our dinner business. Total cash investment per full service restaurant in 2005 was $2.6 million (which has not been reduced by any landlord construction). Pre-opening expenses for each of these new restaurants was approximately $240,000.

It is common in the restaurant industry for new restaurant locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from promotional and other consumer awareness activities that generate abnormally high customer traffic for our restaurants. During the several months following the opening of a new restaurant, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Additionally, our new restaurants usually require a 90 to 120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated pre-opening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

Our revenues are comprised of restaurant sales, franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales. Our franchise royalties and other revenues consist primarily of monthly royalty income, initial franchise fees and license fees from our trademark license agreement with Kraft.

Cost of sales is comprised of food, beverage and paper supplies, labor, and direct operating and occupancy expenses. The components of food, beverage and paper supplies are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses and taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, currently consist of rent from the date construction begins through the restaurant opening date, the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant.

We recorded a one time, non-cash charge of $3.6 million in the fourth quarter of 2005 relating to certain stock options issued prior to the initial public offering (“IPO”) in August of 2000. On November 9, 2005 the Audit and Compensation Committees of the Board of Directors and the full Board of Directors agreed to extend the life of these pre-IPO issued stock options.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of January 1, 2006, we had 137 company-owned restaurants that met this criterion.

Results of Operations

Operating results for 2005, 2004 and 2003 are expressed as a percentage of revenues below, except for cost of sales, which are expressed as a percentage of restaurant sales:

	2005	2004	2003
	(52 weeks)	(53 weeks)	(52 weeks)
Statement of Operations Data:
Revenues:
Restaurant sales	99.0%	99.1%	99.0%
Franchise and other revenues	1.0	0.9	1.0

Total revenues	100.0	100.0	100.0

Costs and expenses:
Food, beverage and paper supplies	25.0	24.8	24.6
Labor	36.6	36.5	36.4
Direct operating and occupancy	19.5	19.8	19.7

Cost of sales	81.1	81.1	80.8
General and administrative	6.8	6.8	6.0
Stock-based compensation	0.8	—	—
Depreciation and amortization	5.3	5.7	5.8
Pre-opening costs	0.8	0.2	1.2
Severance charges	—	—	0.3
Loss on impairment of property and equipment	0.2	—	5.3
Store closure costs	—	0.6	—
Legal settlement reserve	0.1	0.3	—

Operating income	5.6	5.9	1.5

Other income (expense):
Interest income	0.2	0.1	0.1
Other income	0.2	—	—
Equity in loss of unconsolidated joint venture	—	—	(0.1)

Total other income	0.4	0.1	—

Income before income tax provision	6.0	6.0	1.5
Income tax provision	1.9	1.8	—

Net income	4.1%	4.2%	1.6%

In line with the Company’s continuing effort to increase transparency and as a result of variations in performance among our restaurants opened within the past four years when compared to our more mature restaurants, we now present supplemental operating data for our restaurants which has been grouped according to class in an effort to better clarify unit level economics. Accordingly, supplemental information for full service restaurants opened (A) prior to 2002, (B) in 2002, (C) in 2003, (D) in 2004, (E) in 2005, and ASAP and LA Food Show restaurants are presented in the table below:

	# of Stores		Weekly Sales Average	(000) Restaurant Sales	(000) Cost of Sales(1)	Cost of Sales as a Percentage of Sales
Pre-2002 Full Service
2005 (52 weeks)	94		67,946	329,497	258,983	78.6%
2004 (53 weeks)	94		62,983	312,703	247,055	79.0%

Change			7.9%	5.4%	4.8%	40	bps

Class of 2002 Full Service
2005 (52 weeks)	18		53,699	50,263	42,250	84.1%
2004 (53 weeks)	18		49,721	47,420	40,447	85.3%

Change			8.0%	6.0%	4.5%	120	bps

Class of 2003 Full Service
2005 (52 weeks)	20		44,260	46,031	40,709	88.4%
2004 (53 weeks)	22		40,744	47,496	42,469	89.4%

Change			8.6%	-3.1%	-4.1%	100	bps

Class of 2004 Full Service
2005 (52 weeks)	4		53,717	11,173	9,644	86.3%
2004 (53 weeks)	4		55,387	5,380	4,698	87.3%

Change			-3.0%	107.7%	105.3%	100	bps

Class of 2005 Full Service
2005 (52 weeks)	15		66,639	28,226	24,833	88.0%

Total Full Service
2005 (52 weeks)	151		62,383	465,190	376,419	80.9%
2004 (53 weeks)	138	(2)	57,509	412,999	334,669	81.0%

Change			8.5%	12.6%	12.5%	10	bps

ASAP and LA Food Show
2005 (52 weeks)	6		34,577	9,548	8,639	90.5%
2004 (53 weeks)	4		27,358	5,800	5,147	88.7%

Change			26.4%	64.6%	67.8%	(180	) bps

Total Restaurants
2005 (52 weeks)	157		61,390	474,738	385,058	81.1%
2004 (53 weeks)	142	(2)	56,645	418,799	339,816	81.1%

Change			8.4%	13.4%	13.3%	—	bps

(1)	Cost of sales includes food, beverage and paper supplies, labor and direct operating and occupancy costs.
(2)	One of our full service restaurants was closed on January 2, 2005, the last day of the 2004 fiscal year; however, we included this store in the above table for comparison purposes.

2005 (52 weeks) compared to 2004 (53 weeks)

Total Revenues.    Total revenues increased by $57.1 million, or 13.5%, to $479.6 million in 2005 from $422.5 million in 2004 due to a $55.9 million increase in restaurant sales and a $1.2 million increase in franchise and other revenues. The increase in restaurant sales was due to a 7.9% increase in weekly sales averages for the Pre-2002 Class, $50.3 million and $46.0 million in sales derived from the Classes of 2002 and 2003, respectively, $11.2 million in sales derived from the four restaurants in the Class of 2004, $28.2 million in sales derived from the Class of 2005 and $9.5 million in sales derived from five ASAP restaurants and LA Food Show. The 18-month comparable base restaurant increase was 7.5%, which was driven by a 2.3% increase in customer counts, a 4.0% increase in pricing, and menu mix changes of 1.2%. The increase in franchise and other revenues was primarily due to increases in royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies.    Food, beverage and paper supplies increased by $14.7 million, or 14.2%, to $118.5 million in 2005 from $103.8 million in 2004. Food, beverage and paper supplies as a percentage of restaurant sales increased to 25.0% in 2005 from 24.8% in the prior year. The increase was primarily due to higher commodity prices for produce and seafood as well as higher fuel surcharges partially offset by decreases in dairy costs. Food, beverage and paper supplies also increased due to the 11 new menu items introduced in 2005 compared to only four new menu items in 2004.

Labor.    Labor increased by $20.9 million, or 13.7%, to $173.8 million in 2005 from $152.9 million in 2004. As a percentage of restaurant sales, labor increased to 36.6% in 2005 from 36.5% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to higher hourly labor training costs associated with the rollout of our new point-of-sale system, 15 new full service restaurant openings in 2005 compared to three new full service restaurants in 2004 and eight restaurant remodels in 2005 compared to two in 2004. Other factors contributing to the increase in labor as a percentage of restaurant sales include increases in minimum wage in four states and training associated with our 11 new menu items in 2005 compared to four new menu items in 2004. 2004 labor percentages were also assisted by management labor leverage from the 53rd week compared to only 52 weeks in 2005.

Direct operating and occupancy.    Direct operating and occupancy increased by $9.7 million, or 11.7%, to $92.8 million in 2005 from $83.1 million in 2004. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.5% in 2005 from 19.8% in the prior year. The decrease in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to sales leverage of fixed expenses partially offset by increased percentage rent and credit card charges.

General and administrative.    General and administrative costs increased by $3.9 million, or 13.5%, to $32.7 million in 2005 from $28.8 million in 2004. General and administrative costs as a percentage of total revenue were 6.8% in both 2005 and 2004. The dollar increase in general and administrative expenses was primarily a result of additional regional personnel to support restaurant operations and increased professional fees primarily associated with Sarbanes-Oxley compliance.

Stock-based compensation expense.    Stock-based compensation of $3.6 million in 2005 primarily related to the accounting re-measurement associated with extending the life of certain stock options issued prior to the IPO in August of 2000.

Depreciation and amortization.    Depreciation and amortization increased by $1.4 million, or 5.8%, to $25.4 million in 2005 from $24.0 million in 2004. The increase in 2005 was primarily due to the addition of 15 full service restaurants, two ASAPS and the acquisition of LA Food Show, eight restaurant remodels, the new point-of-sale system acquisition and the depreciation for a full year on three new full service restaurants opened in 2004 and two previously franchised restaurants acquired in 2004.

Pre-opening costs.    Pre-opening costs increased by $3.4 million to $4.1 million in 2005 from $737,000 in 2004. The increase was due to the 15 full service restaurants and two ASAP restaurants that opened in 2005 compared to the three full service restaurants that opened in 2004.

Loss on impairment of property and equipment.    Loss on impairment of property and equipment amounted to $1.2 million in 2005 compared to none in 2004. Loss on impairment of property and equipment of $1.2 million in 2005 primarily represents the impairment charge for one company-owned restaurant, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Store closure costs.    We incurred store closure costs of $152,000 in 2005 compared to $2.7 million in 2004. Costs incurred in 2005 related to estimated costs to close one restaurant in the last period of 2005. The $2.7 million incurred in 2004 related to restaurant lease buyout costs for two restaurants which were closed in the last period of 2004.

Legal settlement reserve.    We incurred legal settlement reserve expenses of $600,000 in 2005 compared to $1.3 million in 2004. The $600,000 incurred in 2005 related to a potential class-action lawsuit filed in November 2005. The $1.3 million incurred in 2004 related to the proposed terms of a legal settlement associated with a meal breaks class-action lawsuit filed against us in February of 2003. Refer to Part I, Item 3, Legal Proceedings.

Interest income.    Interest income increased by $168,000 to $739,000 in 2005 from interest income of $571,000 for 2004. The increase was a result of higher interest rates offset by lower cash balances in 2005.

Other income.    Other income was $1.1 million in 2005 compared to none in 2004. Other income consisted of income realized on unredeemed gift certificates.

Income tax provision.    The effective income tax rate was 32.0% for 2005 compared to 30.2% for 2004. The tax rate of 32.0% for fiscal year 2005 resulted primarily from higher state taxes relative to the prior year.

Net income.    Net income increased by $1.7 million, or 9.6%, to $19.5 million in 2005 from $17.8 million in 2004. Net income as a percentage of revenues decreased to 4.1% in 2005 from 4.2% in 2004. The decrease as a percentage of revenues was primarily due to the $3.6 million stock-based compensation charge incurred in the fourth quarter of 2005 and increased pre-opening expenses.

2004 (53 weeks) compared to 2003 (52 weeks)

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

Food, beverage and paper supplies.    Food, beverage and paper supplies increased by $16.0 million, or 18.2%, to $103.8 million in 2004 from $87.8 million in 2003. Food, beverage and paper supplies as a percentage of restaurant sales increased to 24.8% in 2004 from 24.6% in the prior year. The increase was primarily due to higher cheese and chicken costs and spoiled inventory due to the Florida hurricanes.

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

Depreciation and amortization.    Depreciation and amortization increased by $3.3 million, or 15.9%, to $24.0 million in 2004 from $20.7 million in 2003. The increase was primarily due to the additional depreciation of five restaurants in 2004 (three newly opened restaurants, and the purchase of two previously franchised restaurants during the first quarter of 2004) and revised estimates of useful lives which accelerated the depreciation on certain restaurant assets targeted for remodels. Additionally, we revised the estimated useful life of our point-of-sale system which was replaced by a new system in the first half of 2005. The new point-of-sale system is expected to increase information flow which is forecasted to allow operations to manage the business with greater precision and accuracy. The accelerated depreciation due to the remodels and the point-of-sale replacement was $1.1 million, compared to no accelerated depreciation in the prior year.

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

Loss on impairment of property and equipments.    We did not incur any loss on impairment of property and equipment in 2004 compared to $19.0 million in the prior year. Loss on impairment of property and equipment of $19.0 million represents the impairment charge and closure costs for 12 company-owned full service restaurants, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Income tax provision.    The effective income tax rates were 30.2% for 2004 and (1.5)% for 2003. The tax rate of 30.2% for fiscal year 2004 as compared to (1.5)% for fiscal year 2003 resulted from restatement adjustments and lower FICA tip credits as a percentage of pre-tax book income.

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

Liquidity and Capital Resources

In recent years we have funded our capital requirements primarily through cash flow from operations and proceeds from the initial public offering of our stock in August 2000. In 2005, net cash flow provided by operating activities was $45.2 million compared to $41.6 million in 2004 and $51.4 million in 2003. Net cash flow provided by operating activities exceeded net income for 2005 primarily due to the effects of depreciation and amortization, non-cash compensation charges offset by net changes in net deferred tax assets, operating assets and liabilities. The net change in operating assets and liabilities in 2005 was primarily due to increases in prepaid expenses and accrued liabilities. In both 2004 and 2003, net cash flow provided by operating activities exceeded net income due to the effects of depreciation and amortization and loss on impairment of property and equipment and restaurant closures.

We use cash to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities in 2005 was $57.2 million compared to $42.9 million in 2004. We opened 15 new full service restaurants, two ASAPs and purchased the remaining interest in LA Food Show in 2005 compared to opening three new full service restaurants and purchasing two previously franchised restaurants during 2004. Investing activities consisted of capital expenditures of $66.4 million in 2005 compared to $34.2 million in 2004, which was the result of $41.5 million spent on new restaurants compared to $17.6 million in 2004 and $24.9 million spent on capitalized costs and remodels compared to $16.6 million in 2004. Additionally, we acquired the remaining 75% interest in LA Food Show for $5.8 million and also redeemed $15.0 million in marketable securities in 2005.

Net cash provided by financing activities was $5.6 million in 2005 compared to $3.2 million in 2004 and consisted of employee common stock option exercises and purchases under our employee stock purchase plan.

Additionally, in August 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in open market purchases and through privately negotiated transactions for a 24-month period. Under the program, up to $20.0 million of Company common stock may be reacquired. As of January 1, 2006, an aggregate of 278,547 shares have been repurchased for an aggregate purchase price of $7.0 million. As of January 1, 2006 we have a $20.0 million revolving line of credit, of which no balance is currently outstanding. The line of credit expires on June 30, 2007 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $5.0 million as of January 1, 2006. In addition, the credit facility includes financial and non-financial covenants, with which we were in full compliance as of January 1, 2006 and as of the date of this report.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. We anticipate total capital expenditures between $60.0 million and $68.0 million in 2006, with the majority of expenditures associated with 16 to 18 full service restaurant openings and four new ASAP restaurant openings. Other capital expenditures are expected to be lower in 2006 than in 2005 due to investments in major technology upgrades, the purchase of LA Food Show and remodels. We expect to fund all capital requirements during 2006 using operating cash flow. Additionally, we anticipate pre-opening costs per restaurant to approximate $300,000 for a full service restaurant. Pre-opening costs now include rent expense incurred from the time the restaurant build-out period is complete, and the restaurant is ready for its intended use, through the restaurant opening date. In line with a pronouncement issued by the Financial Accounting Standards Board (“FASB”), Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), we will begin to expense rental costs incurred during this build-out period beginning January 2, 2006. The Company had previously capitalized rent during the build-out period. Any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements for 2006. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 1, 2006, we are not involved in any unconsolidated VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Commitments

The following table summarizes our contractual commitments as of January 1, 2006 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$233.8	$27.2	$56.9	$51.0	$98.7

	$233.8	$27.2	$56.9	$51.0	$98.7

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease. The cost of repairs and maintenance is expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized. A reduction in the useful life of our property and equipment could increase annual depreciation expense for the related assets.

Operating Leases

We had historically recognized rent expense for operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date our restaurants opened. This generally had the effect of excluding the build-out period of our restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. As a result of the Company’s review of the SEC’s guidance provided in a February 7, 2005 letter and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases,” we recognized rent over a lease term that included the build-out period. We also capitalized rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises are ready for their intended use through the restaurant opening date was included as rent expense in pre-opening expenses. However, in accordance with FSP 13-1, we will be expensing straight-line rent from the date of possession through construction completion beginning January 2, 2006. FSP 13-1 is further described under New Accounting Standards.

Further, in prior periods, our consolidated balance sheets reflected the unamortized portion of tenant improvement allowances funded by landlords as a reduction of the related leasehold improvements. In keeping with the SEC’s February 7, 2005 letter and FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” tenant improvement allowances are now recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statements of cash flows.

Long-Lived Asset Impairments and Store Closure Costs

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review process assesses the recovery of an asset based on estimated future cash flows. Management has determined that restaurants with operating cash flows of less than a defined amount should be regularly monitored to determine if impairment charges should be taken. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

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

During the years ended January 1, 2006 and December 28, 2003, we determined that certain identified property and equipment was impaired and, as such, incurred impairment charges of $1.2 million and $19.0 million, respectively. We did not incur any impairment charges for the year ended January 2, 2005.

Self-Insurance

Our business is primarily self-insured for workers’ compensation, automobile, employee health benefits and general liability costs. We record our self-insurance liability, which is determined actuarially, based on claims filed, an estimate of claims incurred but not yet reported, statistical analyses of historical industry data, as well as our own estimates based on historical trends. We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs. As of January 1, 2006, we have outstanding letters of credit of $5.0 million maintained as required by our self-insured casualty programs. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future economic conditions, court decisions and legislative actions. Our future funding estimates anticipate no change in the benefit structure. Statutory changes could have a significant impact on future claim costs.

Our workers’ compensation liabilities are from claims occurring in various states. Individual state workers’ compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. The changes in state political and economic environments increase the variability in unpaid claim liabilities.

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

Pre-opening Costs

We follow Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred as a charge against operations.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation costs under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied.

We elected to follow APB No. 25 and related interpretations in accounting for our employee stock options for 2005 because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

New Accounting Standards

The FASB recently issued several new accounting standards. The statements relevant to our line of business and the impact on us are as follows:

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment.” This is a revision of SFAS No. 123 and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of income. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123(R) will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. SFAS No. 123(R) is effective for the Company for interim or annual reporting periods of the fiscal year that began on or after June 15, 2005. We will apply this Statement to all unvested stock options and awards granted on or after January 2, 2006 and to awards modified, repurchased, or cancelled after that date. Had we adopted SFAS No. 123(R) in 2003, 2004 and 2005, compensation expense of $3.4 million, $2.9 million and $6.3 million, net of taxes, would have been recognized, respectively. The impact of adoption of SFAS No. 123(R) in fiscal 2006 is expected to be in the range of $4.4 to $4.5 million, or $0.21 to $0.22 per diluted share, net of taxes.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN No. 47 did not have an impact on our consolidated financial position or results of operations.

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

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with our current policy, the adoption of EITF 05-6 did not have an impact on our consolidated financial position or results of operations.

In October 2005, the FASB issued FSP 13-1, which requires that rental costs associated with operating leases incurred during a construction period be recognized as rental expense. As permitted under existing GAAP, we capitalize rent incurred during the construction phase. This Staff Position is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted but not required. We will adopt FSP 13-1 on January 2, 2006, at which time we will cease capitalizing rent expense on those leases with properties under construction and expense straight-line rent from the date of possession through construction completion. The financial impact of adopting FSP 13-1 is expected to be approximately $1.2 million in additional pre-opening rent expense during fiscal 2006 which may vary based on lease terms, restaurant openings and length of construction period.

In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of January 1, 2006 we had $22.7 million in cash and marketable securities consisting of $11.3 million in cash and cash equivalents and $11.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 35 through 54 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our co-CEOs and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating these disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of January 1, 2006.

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

We have assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making our assessment of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that California Pizza Kitchen, Inc. maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). California Pizza Kitchen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that California Pizza Kitchen, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, California Pizza Kitchen, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2006 and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 15, 2006

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the close of our fiscal year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Pizza Kitchen, Inc. and Subsidiaries as of January 1, 2006 and January 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Pizza Kitchen, Inc and Subsidiaries’ internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 15, 2006

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 1, 2006 and January 2, 2005

(in thousands)

	2005	2004
Assets

Current assets:
Cash and cash equivalents	$11,272	$17,719
Investments in marketable securities	11,408	26,415
Other receivables	4,109	4,548
Inventories	3,776	3,068
Current deferred tax asset, net	8,437	29
Prepaid income tax	1,428	1,456
Other prepaid expenses and other current assets	5,492	3,633

Total current assets	45,922	56,868
Property and equipment, net	213,408	171,338
Investment in unconsolidated joint venture	—	1,507
Noncurrent deferred tax asset, net	4,513	7,651
Goodwill and other intangibles	5,967	1,023
Other assets	4,444	3,417

Total assets	$274,254	$241,804

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,054	$4,686
Accrued compensation and benefits	13,068	12,620
Accrued rent	13,253	12,429
Deferred rent credits	4,056	3,483
Other accrued liabilities	9,294	12,514

Total current liabilities	46,725	45,732

Other liabilities	5,383	5,267

Deferred rent credits, net of current portion	24,810	23,770

Stockholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 19,665,689 and 19,232,850 shares issued and outstanding at January 1, 2006 and January 2, 2005, respectively	197	192
Additional paid-in capital	231,159	220,346
Accumulated deficit	(34,013)	(53,503)
Accumulated comprehensive loss	(7)	—

Total stockholders’ equity	197,336	167,035

Total liabilities and stockholders’ equity	$274,254	$241,804

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended January 1, 2006, January 2, 2005 and December 28, 2003

(in thousands, except for share data)

	2005	2004	2003
Revenues:
Restaurant sales	$474,738	$418,799	$356,260
Franchise and other revenues	4,861	3,653	3,627

Total revenues	479,599	422,452	359,887
Costs and expenses:
Food, beverage and paper supplies	118,480	103,813	87,806
Labor	173,751	152,949	129,702
Direct operating and occupancy	92,827	83,054	70,273

Cost of sales	385,058	339,816	287,781
General and administrative	32,674	28,794	21,488
Stock-based compensation	3,624	—	—
Depreciation and amortization	25,440	23,975	20,714
Pre-opening costs	4,051	737	4,147
Severance charges	—	—	1,221
Loss on impairment of property and equipment	1,160	—	18,984
Store closure costs	152	2,700	—
Legal settlement reserve	600	1,333	—

Operating income	26,840	25,097	5,552
Other income (expense):
Interest income	739	571	317
Other income	1,105	—	—
Equity in loss of unconsolidated joint venture	(22)	(143)	(349)

Total other income (expense)	1,822	428	(32)

Income before income tax provision (benefit)	28,662	25,525	5,520
Income tax provision (benefit)	9,172	7,709	(82)

Net income	$19,490	$17,816	$5,602

Net income per common share:
Basic	$1.01	$0.93	$0.30

Diluted	$0.99	$0.92	$0.29

Shares used in calculating net income per common share:
Basic	19,379	19,125	18,867

Diluted	19,738	19,267	19,027

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended January 1, 2006, January 2, 2005 and December 28, 2003

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total
	Shares	Amount
Balances at December 29, 2002	18,743,439	187	211,306	(76,921)	—	134,572
Exercise of employee stock options	144,748	1	1,846	—	—	1,847
Issuance of common stock, under employee stock purchase plan	58,977	1	1,119	—	—	1,120
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,069	—	—	1,069
Net income	—	—	—	5,602	—	5,602

Balances at December 28, 2003	18,947,164	189	215,340	(71,319)	—	144,210
Exercise of employee stock options	236,105	2	3,662	—	—	3,664
Issuance of common stock, under employee stock purchase plan	51,735	1	830	—	—	831
Shares repurchased through stock repurchase program	(70,108)	(1)	(1,344)	—	—	(1,345)
Issuance of additional common stock	67,954	1	1,249	—	—	1,250
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	609	—	—	609
Net income	—	—	—	17,816	—	17,816

Balances at January 2, 2005	19,232,850	192	220,346	(53,503)	—	167,035
Exercise of employee stock options	590,145	6	10,429	—	—	10,435
Issuance of common stock, under employee stock purchase plan	49,861	1	818	—	—	819
Shares repurchased through stock repurchase program	(208,439)	(2)	(5,666)	—	—	(5,668)
Issuance of restricted stock	1,272	—	31	—	—	31
Remeasurement of employee stock options	—	—	3,604	—	—	3,604
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,597	—	—	1,597
Unrealized loss on marketable securities					(7)	(7)
Net income	—	—		19,490	—	19,490

Balances at January 1, 2006	19,665,689	197	231,159	(34,013)	(7)	197,336

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended January 1, 2006, January 2, 2005 and December 28, 2003

(in thousands)

	2005	2004	2003
Operating activities:
Net income	$19,490	$17,816	$5,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,440	23,975	20,714
Non-cash compensation expense	3,624	—	—
Equity in loss of unconsolidated joint venture	22	143	349
Loss on impairment of property and equipment	1,160	—	18,984
Tax benefit from employee stock option exercises	1,597	609	1,069
Store closure costs	152	404	—
Change in net deferred tax assets	(5,270)	165	(5,567)
Change in deferred rent credits	1,613	(1,055)	5,155
Changes in operating assets and liabilities:
Other receivables	105	(1,957)	3,438
Inventories	(674)	(146)	(426)
Prepaid expenses and other assets	(2,178)	(1,845)	(3,635)
Accounts payable	2,313	617	211
Accrued liabilities	(2,184)	2,288	3,924
Other liabilities	(39)	550	1,603

Net cash provided by operating activities	45,171	41,564	51,421

Investing activities:
Capital expenditures	(66,381)	(34,153)	(48,868)
Purchase of assets of former franchisee	—	(1,208)	—
Change in marketable securities	15,000	(7,511)	(18,904)
Investment in LA Food Show, Inc.	(5,834)	—	(2,000)

Net cash used in investing activities	(57,215)	(42,872)	(69,772)

Financing activities:
Net proceeds from issuance of common stock	11,265	4,495	2,967
Stock repurchase	(5,668)	(1,345)	—

Net cash provided by financing activities	5,597	3,150	2,967

Net (decrease) increase in cash and cash equivalents	(6,447)	1,842	(15,384)

Cash and cash equivalents at beginning of period	17,719	15,877	31,261

Cash and cash equivalents at end of period	$11,272	$17,719	$15,877

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,901	$9,903	$3,627

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 1, 2006, January 2, 2005 and December 28, 2003

(in thousands, except for share and per share data)

1.    Description of Business

Nature of Business

As of January 1, 2006, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 188 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 27 states and the District of Columbia, and five foreign countries, of which 157 are company-owned and 31 operate under franchise or license arrangements.

The Company manages its operations by restaurant. The Company has aggregated its operations into one reportable segment.

2.    Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Pizza Kitchen, Inc. and its wholly owned subsidiaries CPK Management Company and CPK of Illinois, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal year ended January 1, 2006 covered 52 weeks. The Company’s fiscal years ended January 2, 2005 and December 28, 2003 covered 53 and 52 weeks, respectively. For purposes of the accompanying consolidated financial statements, the years ended January 1, 2006, January 2, 2005 and December 28, 2003 may be referred to as fiscal years 2005, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at January 1, 2006 consist primarily of money market funds.

Investments

The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company’s marketable securities consist of federal agency securities, auction rate securities and municipal securities, all of which are classified as available-for-sale securities. These debt securities are reported at their fair value, with unrealized

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains and losses excluded from net income and reported as a separate component of stockholders’ equity until realized. Fair value is determined by the most recently traded price of each security at the balance sheet date.

Accounts Receivable

Receivables consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company as well as royalty amounts due from franchisees and Kraft Pizza Company. Management believes these amounts to be collectible.

Inventories

Inventories consist of food, beverage and paper supplies, uniforms and supplies. Inventories are accounted for using the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

Goodwill and Intangible Assets

Goodwill represents the residual purchase price after allocation of the purchase price of net assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

The Company tests for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment tests are performed with respect to goodwill at the segment level of reporting. The Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of January 1, 2006, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Impairment of Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance of a restaurant relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. In evaluating whether an asset has been impaired, the Company compares the expected undiscounted future cash flows to be generated by the asset to the asset’s carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the asset by a charge against current operations.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gift Certificates/Gift Cards

The Company sells gift certificates and electronic gift cards and recognizes deferred revenue, included in other accrued liabilities, until the gift certificates or electronic gift cards are redeemed, at which time revenue is recognized.

Self-Insurance

The Company’s business is primarily self-insured for workers’ compensation, automobile, employee health benefits and general liability costs. The Company records its self-insurance liability, which is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, statistical analyses of historical industry data, as well as estimates based on historical trends. The Company’s workers’ compensation liabilities are from claims occurring in various states. The Company’s workers’ compensation future funding estimates anticipate no change in the benefit structure.

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

Restaurant and Franchise Revenues

Revenues from the operation of company-owned restaurants are recognized when sales occur. All franchise fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and are recorded by the Company in the period the related franchised restaurants’ revenues are earned.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2005, 2004 and 2003 totaled $4,158, $3,935 and $3,193, respectively.

Operating Leases

The Company accounts for rent expense for its operating leases on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” The Company leases restaurant and office facilities that have terms expiring between 2006 and 2023. The initial obligation period is generally ten to 15 years. The term of the lease is considered its initial obligation period, which does not include unexercised option periods. The restaurant facilities primarily have renewal clauses of ten to 20 years exercisable at the option of the Company.

Most lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company includes scheduled rent escalation clauses for the purposes of recognizing straight-line rent. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined, and certain other rent escalation clauses are based on the Consumer Price Index.

Rent is recognized on a straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company takes possession of the space and begins to make improvements in

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preparation for its intended use. In line with Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), the Company will begin to expense rental costs incurred during this build-out period beginning January 2, 2006. The Company had previously capitalized rent during the build-out period. Rent incurred from the date the premises are ready for their intended use, through the restaurant opening date, are included in pre-opening expenses. Tenant improvement allowances are recorded as deferred rent credits on the consolidated balance sheets and amortized over the terms of the related leases as reductions to rent expense on the consolidated statements of income.

Pre-opening Costs

The Company follows Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” which provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

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

Stock-Based Compensation

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB Opinion No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and its impact are as follows:

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment.” This is a revision of SFAS No. 123 and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of income. This Statement, as amended throughout 2005, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123(R) will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. SFAS No. 123(R) is effective for the Company for interim or annual reporting periods of the fiscal year that began on or after June 15, 2005. The Company will apply this Statement to all unvested stock options and awards granted on or after January 2, 2006 and to awards modified, repurchased, or cancelled after that date. Had the Company adopted SFAS No. 123(R) in 2003, 2004 and 2005, compensation expense of $3.4 million, $2.9 million and $6.3 million, net of taxes, would have been recognized, respectively. The impact of adoption of SFAS No. 123(R) in fiscal 2006 is expected to be in the range of $4.4 to $4.5 million, or $0.21 to $0.22 per diluted share, net of taxes.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and therefore did not have an impact on the Consolidated Financial Statements.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with the Company’s current policy, the adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial statements.

On October 6, 2005, the FASB issued FSP 13-1. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, the Company capitalized rent incurred during the construction phase. The Company will adopt FSP 13-1 on January 2, 2006. The financial impact of the adoption of FSP 13-1 is expected to be approximately $1.2 million in additional pre-opening rent expense during fiscal 2006 which may vary based on lease terms, restaurant openings and length of construction period.

In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is currently evaluating the effect that adoption of FSP 115-1 will have on their consolidated financial statements, but does not expect it to have a material impact.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable and all other current liabilities approximate their carrying values because of the short maturities of these instruments.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, which may exceed federally insured limits; cash equivalents, which are primarily money market funds; and marketable securities, which are federal agency securities, auction rate securities and local municipality securities. The Company places its cash, cash equivalents and marketable securities with high quality financial institutions.

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

3.    Investments

The Company’s investments consisted of the following available-for-sale securities:

	Fair Value
	2005	2004
Federal agency	$993	$7,000
Auction rate	6,900	8,900
Municipal	3,515	5,515
Dividend received deduction	—	5,000

	$11,408	$26,415

Fair value was lower than cost by $7 for the federal agency securities in 2005. All other securities’ cost approximated fair value for fiscal 2005 and 2004. The maturities of the federal agency securities are less than one year. The maturities of the auction rate securities and municipal securities range from 2018 to 2039. Auction rate securities are long-term variable rate bonds tied to short term interest rates that are reset through an auction process which occurs every seven to 35 days.

4.    Property and Equipment

Property and equipment consist of the following:

	2005	2004
Land	$5,786	$5,786
Buildings	10,055	10,046
Furniture, fixtures and equipment	139,457	117,740
Leasehold improvements	226,716	191,268
Construction-in-progress	17,251	5,481

	399,265	330,321
Less accumulated depreciation and amortization	(185,857)	(158,983)

	$213,408	$171,338

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On a quarterly basis, the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), on a restaurant-by-restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment of $1,160 in 2005 and $18,984 in 2003 and no losses were recorded in 2004.

5.    Long-term Debt

On June 30, 2004, the Company replaced its prior credit agreement with a $20.0 million revolving line of credit with Bank of America, N.A., of which no balance is outstanding as of January 1, 2006. The credit line bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. The terms of the credit line include financial covenants, which the Company was in compliance with as of January 1, 2006.

The credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $5,039 and $4,264 at January 1, 2006 and January 2, 2005, respectively.

6.    Income Taxes

The details of the provision (benefit) for income taxes are as follows:

	2005	2004	2003
Current:
Federal	$11,613	$6,122	$4,484
State	2,222	1,422	1,001

	13,835	7,544	5,485

Deferred:
Federal	(4,012)	347	(4,916)
State	(651)	(182)	(651)

	(4,663)	165	(5,567)

	$9,172	$7,709	$(82)

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.9	3.8	3.8
General business and tip tax credit	(12.3)	(12.1)	(50.9)
Other	4.4	3.5	10.6

	32.0%	30.2%	(1.5)%

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at January 1, 2006 and January 2, 2005 consist of the following:

	2005	2004
Current deferred tax assets/(liabilities):
Insurance reserves	$1,115	$1,303
Vacation reserves	806	717
Other accruals	1,793	2,196
State taxes	433	430
Accrued rent	3,188	(4,905)
Net operating loss carryforwards	818	—
Other	284	288

Subtotal current	8,437	29

Noncurrent deferred tax assets/(liabilities):
Asset impairment reserves	11,952	9,598
Book depreciation under tax depreciation	(7,439)	(1,947)

Subtotal noncurrent	4,513	7,651

Net deferred tax assets/(liabilities)	$12,950	$7,680

As of January 1, 2006, the Company had a federal net operating loss carryforward of $2.1 million, which will begin to expire in 2023, related to the stock acquisition of LA Food Show. Utilization of the net operating loss will be subject to an annual limitation as defined under Section 382 of the Internal Revenue Code.

7.    Acquisition of LA Food Show

On March 6, 2003 the Company invested $2.0 million for a 25.0% equity participation in LA Food Show, Inc. (“LA Food Show”), an upscale family casual dining restaurant concept. The Company accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of the earnings or loss after the date of acquisition. On April 25, 2005, the Company purchased the remaining 75% interest in LA Food Show for $6 million. The purchase price of LA Food Show represents its fair market value as determined by a merger and acquisition and valuation advisory firm. This firm also provided a fairness opinion to the Company’s Board of Directors and concluded that the purchase price was fair to the Company’s stockholders from a financial point of view. As of the date of acquisition, 100% of the operating results were included in the Consolidated Statement of Income of the Company.

The Company completed the allocation of the purchase price for the net assets of LA Food Show in December 2005. Based on the final valuation, the Company has allocated a portion of the purchase price to various food recipes, as required under SFAS No. 141, “Business Combinations,” as they are capable of being separated or divided from the acquired entity and they were determined to have a separate revenue stream for the Company. These food recipes were determined to have a fair value of $2,238 and will be amortized on a straight-line basis over an average of 15 years, starting January 2, 2006.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed of LA Food Show at the date of the acquisition:

Current assets	$106
Property and equipment, net	2,289
Goodwill	3,320
Intangibles	2,238

Total assets acquired	7,953

Liabilities assumed	(633)

Net assets acquired	7,320
Less: minority interest in LA Food Show	1,486

Net assets acquired	$5,834

The consolidated financial statements include the results of operations for LA Food Show for all periods subsequent to the applicable purchase date. The proforma results for fiscal 2005 and 2004, assuming that these acquisitions had been made at the beginning of each fiscal year, would not have been materially different from the results presented.

8.    Stockholders’ Equity

On January 15, 2005 and July 15, 2005 employees purchased 25,451 and 24,410 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411 and $408, respectively.

In April 2005, Richard Rosenfield and Larry Flax, co-founders and co-Chief Executive Officers (“CEOs”) of the Company, entered into a five-year employment agreement with the Company. Pursuant to terms of the agreement, the Company is obligated to issue 70,000 shares of restricted stock to each of the co-CEOs in January 2006.

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. The Company did not repurchase any of its equity securities during the fourth quarter of 2005. As of January 1, 2006, 278,547 shares had been repurchased for an aggregate purchase price of $7.0 million.

On January 15, 2004 and July 15, 2004 employees purchased 27,364 and 24,371 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $440 and $391, respectively.

9.    Common Stock Option Plans

In December 2004, the Company adopted the 2004 Omnibus Incentive Compensation Plan (“2004 Plan”). The 2004 Plan allows for the Company to reward, retain and attract valued employees, directors and independent contractors. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights. Options under the 2004 Plan may be either nonqualified options or incentive stock options. A total of 3,750,000 shares of common stock have been reserved for issuance under the 2004 Plan. Once the 2004

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan became effective, no additional option grants were made under the 1998 Stock-Based Incentive Compensation Plan (“1998 Plan”), and shares not granted under the 1998 Plan were cancelled. As of January 1, 2006, 1,790,617 options were available for grant under the 2004 Plan.

In 1998, the Company adopted the 1998 Plan. The 1998 Plan allowed for the Company to reward, retain and attract valued employees, directors and independent contractors. In fiscal 2001, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 2,500,000 shares to 3,500,000 shares. In fiscal 2003, the Company increased the amount of shares reserved under the 1998 Plan for future awards from 3,500,000 shares to 4,000,000 shares. Options under the 1998 Plan were either nonqualified options or incentive stock options.

The table below summarizes the status of the Company’s stock-based compensation plans for fiscal years 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,740,580	$20.37	1,909,299	$19.05	1,616,765	$17.81
Awards granted	1,403,471	$24.37	1,422,104	$21.39	761,350	$20.88
Awards exercised	(591,417)	$17.64	(236,730)	$15.50	(144,123)	$10.01
Awards forfeited	(114,025)	$21.55	(354,093)	$20.61	(324,693)	$21.15

Outstanding, end of year	3,438,609	$22.43	2,740,580	$20.37	1,909,299	$19.05

The following table summarizes information regarding options outstanding and options exercisable at January 1, 2006:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 1, 2006	Weighted Average Exercise Price
$15.00–16.06	48,361	3.97	$15.00	48,361	$15.00
16.06–19.27	695,143	8.04	18.73	257,163	18.62
19.27–22.48	554,323	5.49	21.27	392,788	21.29
22.48–25.69	2,026,899	9.01	23.66	842,234	23.68
28.90–32.11	113,883	7.66	32.05	—	—

	3,438,609	8.13	$22.43	1,540,546	$21.96

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the “disclosure only” provisions of SFAS No. 123 and used the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” the Company is disclosing the required pro forma information in the notes to the consolidated financial statements. In addition, the Company recorded a one time, non-cash charge of $3.6 million in the fourth quarter of 2005, $2.5 million net of related tax effects, relating to certain stock options issued prior to the initial public offering in August of 2000. Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards in fiscal 2005, 2004 and 2003, consistent with the provisions of SFAS No. 148, the Company’s after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	2005	2004	2003
Net income as reported	$19,490	$17,816	$5,602
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	2,464	—	—
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,809)	(2,890)	(3,426)

Pro forma net income	$13,145	$14,926	$2,176

Net income per share:
Basic, as reported	$1.01	$0.93	$0.30
Basic, pro forma	$0.68	$0.78	$0.12
Diluted, as reported	$0.99	$0.92	$0.29
Diluted, pro forma	$0.67	$0.77	$0.11
Weighted average shares used in computation:
Basic	19,379	19,125	18,867
Diluted	19,738	19,267	19,027

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended 2005, 2004 and 2003:

	2005	2004	2003
Risk free interest rate	4.02%	3.25%	3.03%
Expected lives (in years)	5.00	5.00	5.00
Dividend yield	—%	—%	—%
Expected volatility	32.41%	30.54%	31.00%

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 is as follows:

	2005	2004	2003
Numerator for basic and diluted net income per share attributable to common stockholders	$19,490	$17,816	$5,602

Denominator (in thousands):
Denominator for basic net income per common share—weighted average shares	19,379	19,125	18,867
Employee stock options	359	142	160

Denominator for diluted net income per common share—weighted average shares	19,738	19,267	19,027

There were no shares considered antidilutive for the purposes of this computation.

11.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases amounted to $22,845 for fiscal 2005, $20,273 for fiscal 2004 and $18,376 for fiscal 2003, including contingent rental expense of $2,869, $2,634 and $1,827 for fiscal years 2005, 2004 and 2003, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding January 1, 2006 are as follows:

Fiscal Year Ending:
2006	$27,163
2007	28,716
2008	28,167
2009	26,405
2010	24,652
Thereafter	98,712

$233,815

Contingencies

Occasionally, the Company is a defendant in litigation arising in the ordinary course of its business, including claims resulting from “slip and fall” accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are covered by insurance, has had a material effect on the Company and, as of the date of this report, the Company is not a party to any material litigation.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 10, 2003, one of the Company’s former servers filed a class action complaint in Orange County Superior Court in California. The Company agreed to a settlement that received preliminary approval from the Court on June 29, 2005. The settlement contains a maximum pay-out of $1.3 million to all non-exempt employees who worked in any of the restaurants located in California between October 1, 2000 and December 1, 2004. Class Notices were sent out to class members on or about July 15, 2005. After class administration, there was a final Fairness Hearing before the Court on September 16, 2005. The Court issued its Order of Final Approval, the agreed upon sums were paid out, and the case is now considered fully and finally settled.

On November 16, 2005, one of the Company’s former accountants filed a class action complaint in Los Angeles County Superior Court in California. The plaintiff alleges that the Company improperly classified her and other non-Certified Public Accountants as exempt from overtime. Accordingly, the Company accrued $600 in legal settlement reserve based on an estimate of the maximum costs which the Company expects to be incurred in connection with the case. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information becomes known.

12.    Employee Benefit Plans

In January 1994, the Company established a defined contribution plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitations. The plan provides for certain discretionary contributions by the Company.

The Company has also established an Executive Retirement Savings Plan (“ERSP”). The ERSP is a non-qualified deferred compensation plan for its highly compensated employees as defined in the ERSP and who are otherwise ineligible for participation in the 401(k) plan. The ERSP allows participating employees to defer up to 100% of the receipt of their base compensation and their eligible bonuses. The plan provides for certain discretionary contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a “rabbi” trust established by the Company.

The Company recorded contribution expenses of $393, $353 and $268 for fiscal 2005, 2004 and 2003, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

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

13.    Related Party Transactions

On March 6, 2003 the Company paid $2.0 million for a 25.0% stake in LA Food Show, an upscale family casual dining restaurant created by our co-founders, co-CEOs, co-Presidents and co-Chairmen of the Board of Directors, Larry S. Flax and Richard L. Rosenfield. The Company accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. On April 25, 2005 the Company purchased the remaining 75% of LA Food Show for $6 million. LA Food Show’s financial results are included in the Company’s consolidated financial results. The interest acquired in LA Food Show was predominantly owned by Messrs. Flax and Rosenfield. Of the $6.0 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5.9 million.

One of the Company’s former directors, Mr. Caruso, serves as President and is sole owner of CAH Restaurants of California, LLC (Mr. Caruso did not stand for re-election at the Company’s May 26, 2005 stockholders meeting). The Company had entered into franchise and development agreements with CAH Restaurants of California, LLC pursuant to which it operated two California Pizza Kitchen restaurants. CAH Restaurants of California, LLC paid franchise and royalty fees to us under these agreements. On December 29, 2003 the Company acquired the territory rights and assets used to operate two restaurants from CAH Restaurants of California, LLC for $2.5 million. These California restaurants, one ASAP and one full service, are located in Thousand Oaks and Ventura, respectively. The transaction was executed with $1.2 million cash with the balance of the purchase price paid in common stock. CAH Restaurants of California, LLC assigned its right to receive these shares to Mr. Caruso. As part of the acquisition, the Company assumed the leases for the two restaurants, one of which is entered into with Westlake Promenade, LLC, an affiliate of Mr. Caruso.

For fiscal 2005, the Company made aggregated lease payments of $182 and $535 to entities owned by Mr. Caruso, for two California restaurant locations, Thousand Oaks and Marina Del Rey, respectively. The payments for the Thousand Oaks location consisted of rent and common area maintenance charges of $181 and property tax of $1. The payments for the Marina Del Rey location consisted of rent and common area maintenance charges of $209 and percentage rent of $326. Westlake Promenade, LLC was the owner of record prior to our purchase of the Thousand Oaks restaurant on December 29, 2003 and another of Mr. Caruso’s affiliates purchased Marina Waterside shopping center, where the Marina Del Rey restaurant is located, on January 20, 2004.

Neal Rosenfield, a real estate broker for the Restaurant and Retail Leasing Company and the brother of Richard L. Rosenfield, the Company’s co-Founder, co-Chief Executive Officer and co-President, received commissions paid by a third party landlord related to our lease of certain restaurant locations in the amounts of $176, $134 and $71 in 2005, 2004 and 2003, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Data (Unaudited)

The following table present selected quarterly financial data for the periods ending as indicated (in thousands, except net income per share):

	April 3, 2005	July 3, 2005	October 2, 2005(a)	January 1, 2006(b)
Quarter Ended:
Total revenues	$110,318	$119,446	$124,468	$125,366
Operating income	6,082	7,801	8,022	4,934
Net income	4,271	6,194	5,547	3,478
Diluted net income per share	$0.22	$0.32	$0.28	$0.17

	Mar. 28, 2004	June 27, 2004	Sept. 26, 2004(c)	Jan. 2, 2005
Quarter Ended:
Total revenues	$98,630	$102,533	$106,135	$115,154
Operating income	6,175	7,816	2,833	8,273
Net income	4,216	5,397	2,491	5,712
Diluted net income per share	$0.22	$0.28	$0.13	$0.29

(a)	Includes loss on impairment of property and equipment of $1,015 and store closure costs of $770.
(b)	Includes stock-based compensation of $3,624, store closure costs of ($618) and legal settlement reserve of $600.
(c)	Includes accelerated depreciation of $1,339, store closure costs of $2,700 and legal settlement reserve of $1,333.

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33*	Summary of Changes to Annual Compensation of Certain Executive Officers

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2006	CALIFORNIA PIZZA KITCHEN, INC.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 17, 2006

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 17, 2006

/s/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 17, 2006

/s/ WILLIAM C. BAKER William C. Baker	Director	March 17, 2006

/s/ HENRY GLUCK Henry Gluck	Director	March 17, 2006

/s/ STEVEN S. GOOD Steven S. Good	Director	March 17, 2006

Signature	Title	Date

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 17, 2006

/s/ AVEDICK B. POLADIAN Avedick B. Poladian	Director	March 17, 2006

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33*	Summary of Changes to Annual Compensation of Certain Executive Officers

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.