Form 10-Q
period 2006-04-02
CALIFORNIA PIZZA KITCHEN INC
filed 2006-05-12
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 2, 2006

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

As of May 5, 2006, 19,806,165 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	April 2, 2006	January 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,293	$11,272
Investments in marketable securities	11,413	11,408
Other receivables	3,836	4,109
Inventories	3,617	3,776
Current deferred tax asset, net	8,444	8,437
Prepaid income tax	2,095	1,428
Other prepaid expenses and other current assets	5,530	5,492

Total current assets	45,228	45,922
Property and equipment, net	214,391	213,408
Noncurrent deferred tax asset, net	5,071	4,513
Goodwill and other intangibles	5,932	5,967
Other assets	4,576	4,444

Total assets	$275,198	$274,254

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,206	$7,054
Accrued compensation and benefits	8,120	13,068
Accrued rent	13,338	13,253
Deferred rent credits	4,015	4,056
Other accrued liabilities	8,355	9,294
Accrued income tax	2,800	—

Total current liabilities	41,834	46,725

Other liabilities	5,248	5,383
Deferred rent credits, net of current portion	25,470	24,810
Stockholders’ equity:
Common Stock - $0.01 par value, 80,000,000 shares authorized, 19,804,861 and 19,665,689 shares issued and outstanding at April 2, 2006 and January 1, 2006, respectively	198	197
Additional paid-in capital	231,858	231,159
Accumulated deficit	(29,407)	(34,013)
Accumulated comprehensive loss	(3)	(7)

Total stockholders’ equity	202,646	197,336

Total liabilities and stockholders’ equity	$275,198	$274,254

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 2, 2006	April 3, 2005
Revenues:
Restaurant sales	$128,518	$109,418
Franchise and other revenues	1,180	900

Total revenues	129,698	110,318
Costs and expenses:
Food, beverage and paper supplies	32,168	26,957
Labor (1)	47,627	41,115
Direct operating and occupancy	25,294	21,976

Cost of sales	105,089	90,048
General and administrative (2)	10,355	7,509
Depreciation and amortization	6,971	5,578
Pre-opening costs	633	1,101

Operating income	6,650	6,082
Other income (expense):
Interest income	224	195
Equity in net loss of unconsolidated joint venture	—	(21)

Total other income	224	174

Income before income tax provision	6,874	6,256
Income tax provision	2,268	1,985

Net income	$4,606	$4,271

Net income per common share:
Basic	$0.23	$0.22

Diluted	$0.23	$0.22

Weighted average shares used in calculating net income per common share:
Basic	19,680	19,280

Diluted	20,290	19,596

(1)	Labor expense for the quarter ended April 2, 2006 includes approximately $230,000 of stock-based compensation compared to none in the quarter ended April 3, 2005.

(2)	General and administrative expense for the quarter ended April 2, 2006 includes approximately $1.2 million of stock-based compensation compared to none in the quarter ended April 3, 2005.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
Operating activities:
Net income	$4,606	$4,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,971	5,578
Non-cash compensation expense	1,436	—
Equity in loss of unconsolidated joint venture	—	21
Change in deferred rent credits	619	(870)
Change in net deferred tax assets	(565)	—
Changes in operating assets and liabilities:
Other receivables	273	1,921
Inventories	159	(100)
Prepaid expenses and other assets	(802)	(857)
Accounts payable	(1,848)	4,095
Accrued liabilities	(3,002)	2,142
Other liabilities	(135)	(617)

Net cash provided by operating activities	7,712	15,584
Investing activities:
Capital expenditures	(7,954)	(20,518)
Change in marketable securities	(1)	—

Net cash used in investing activities	(7,955)	(20,518)
Financing activities:
Net proceeds from issuance of common stock	1,211	1,283
Stock repurchase	(1,947)	—

Net cash (used in) provided by financing activities	(736)	1,283

Net decrease in cash and cash equivalents	(979)	(3,651)
Cash and cash equivalents at beginning of period	11,272	17,719

Cash and cash equivalents at end of period	$10,293	$14,068

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$735	$1,494

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 2, 2006

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (referred to herein as the “Company”) owns, operates, licenses or franchises 190 restaurants as of April 2, 2006 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet at January 1, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in accordance with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Stock-based Compensation

Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments, which is then amortized on a straight-line basis over the requisite service period. See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Pre-opening Costs

Pre-opening costs, which are expensed as incurred, consist primarily of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant. Also included in pre-opening expense is the accrual for straight-line rent recorded from the date of possession through construction completion. In accordance with FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” (“FSP 13-1”) as of January 2, 2006, the Company ceased capitalizing rent during the construction period. The financial impact of FSP 13-1 is expected to be approximately $700,000 to $800,000, net of taxes, in additional pre-opening rent expense during fiscal 2006 which may vary based on lease terms, restaurant openings and length of construction period.

2. Common Stock

On January 15, 2006, employees purchased 25,292 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428,000. Additionally, employees exercised options to purchase 38,880 shares of common stock during the first three months ended April 2, 2006, which resulted in net proceeds to the Company of $783,000.

On January 15, 2005, employees purchased 25,451 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411,000. Additionally, employees exercised options to purchase 47,258 shares of common stock during the first three months ended April 3, 2005, which resulted in net proceeds to the Company of $872,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 65,000 shares were repurchased during the first quarter of 2006 for an aggregate purchase price of $1.9 million. The average purchase price per share for the first quarter was $29.96. Since the program was authorized, a total of 343,547 shares have been repurchased for a total of $9.0 million at an average purchase price of $26.08.

3. Long-term Debt and Credit Facilities

The Company has a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of April 2, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of April 2, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of April 2, 2006.

4. Stock-Based Compensation

The Company maintains incentive compensation plans under which restricted stock awards, stock options, stock units and stock appreciation rights may be granted to employees, directors and independent contractors. To date, we have granted both stock options and restricted stock awards. Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at 25% per year. The stock options generally expire 10 years from the date of grant. The Company issues new shares of common stock upon exercise of stock options.

The Company adopted SFAS 123R, effective January 2, 2006, using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the quarter ended April 2, 2006 on income before income tax provision and net income was $1.4 million and $962,000, respectively, and $0.07 and $0.05 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

Three Months Ended April 2, 2006
Labor	$230
General and administrative	1,206

Total stock-based compensation	1,436
Tax effect	(474)

Total stock-based compensation, net of tax	$962

The pro forma table below applies the fair value recognition provisions of SFAS 123 and reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005:

Three Months Ended April 3, 2005
Net income as reported	$4,271
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	3,514

Pro forma net income	$757

Net income per share:
Basic, as reported	$0.22
Basic, pro forma	$0.04
Diluted, as reported	$0.22
Diluted, pro forma	$0.04
Weighted average shares used in computation:
Basic	19,280
Diluted	19,596

Pro forma disclosure for the quarter ended April 2, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first quarter of 2006 and 2005 was $11.87 and $8.51 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2006 and 2005, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 29.56% and 32.44%, (c) a risk-free interest rate of 3.82% and 3.87%, and (d) an expected option term of four and five years.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Average Intrinsic Value
Outstanding at January 1, 2006	3,396,673	$22.45
Awards granted	822,408	25.18
Awards exercised	(38,880)	20.14
Awards cancelled	(39,665)	28.93

Outstanding at April 2, 2006	4,140,536	$22.95	8.38	$39,331,937

Vested and exercisable at April 2, 2006	1,668,154

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended April 2, 2006 was $410,000.

A summary of the status of the Company’s nonvested shares as of April 2, 2006, and changes during the three months ended April 2, 2006, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,894,730	$7.89
Awards granted	822,408	$15.36
Awards vested	(205,091)	$7.50
Awards cancelled	(39,665)	$10.33

Nonvested at April 2, 2006	2,472,382	$10.37

As of April 2, 2006, total unrecognized stock-based compensation expense related to nonvested shares was approximately $24.1 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. As of April 2, 2006 there were 1.0 million shares of common stock available for issuance pursuant to future stock awards.

5. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three months ended April 2, 2006 and April 3, 2005 is as follows (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Numerator for basic and diluted net income per common share	$4,606	$4,271

Denominator:
Denominator for basic net income per common share weighted average shares	19,680	19,280
Employee stock options	610	316

Denominator for diluted net income per common share weighted average shares	20,290	19,596

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2005 Annual Report on Form 10-K and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of May 5, 2006 we own, operate, license or franchise 192 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 28 states, the District of Columbia and five foreign countries. We have 32 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 21 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into three concepts (as of April 2, 2006): 1) our 153 full service California Pizza Kitchen restaurants; 2) five California Pizza Kitchen ASAP restaurants and 3) one LA Food Show restaurant.

We intend to open 16 to 18 new full service restaurants during 2006, two of which were opened in the first three months of 2006. All new development in 2006, with the exception of one restaurant opened in a new market in Omaha, Nebraska, are in existing markets. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2006 and intend to continue to develop new full service restaurants that range in size from 5,700 to 6,000 square feet. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.9 million. Tenant improvement allowances, which average approximately $500,000, are recorded as reductions to future rent. In addition, pre-opening costs are expected to be $300,000 per new full service restaurant.

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

Cost of sales is comprised of food, beverage and paper supplies, labor, and direct operating and occupancy expenses. The components of food, beverage and paper supplies are variable and increase with sales volume. Labor costs include direct hourly and management wages, stock-based compensation, bonuses and taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, stock-based compensation, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, currently consist of rent from the date construction begins through the restaurant opening date, the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three month periods ended April 2, 2006 and April 3, 2005 each consisted of 13 weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, leasing activities, deferred tax assets, intangible assets, long-lived assets and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of APB 25, and related interpretations and adopted the disclosure-only provisions of Statement of Financial Accounting Standards SFAS 123. Under APB 25, no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective January 2, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. As of April 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $24.1 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. Accordingly, we have modified the “Stock-Based Compensation” section of our critical accounting policies from the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 as follows:

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of various assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Results of Operations

Our operating results for the three months ended April 2, 2006 and April 3, 2005 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended
	April 2, 2006	April 3, 2005
Revenues:
Restaurant sales	99.1%	99.2%
Franchise and other revenues	0.9%	0.8%

Total revenues	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	25.0%	24.6%
Labor (1)	37.1%	37.6%
Direct operating and occupancy	19.7%	20.1%

Cost of sales	81.8%	82.3%
General and administrative (2)	8.0%	6.8%
Depreciation and amortization	5.4%	5.1%
Pre-opening costs	0.5%	1.0%

Operating income	5.1%	5.5%
Other income (expense):
Interest income	0.2%	0.2%
Equity in net loss of unconsolidated joint venture	0.0%	0.0%

Total other income	0.2%	0.2%

Income before income tax provision	5.3%	5.7%
Income tax provision	1.7%	1.8%

Net income	3.6%	3.9%

(1)	Labor percentage includes approximately 20 basis points of stock-based compensation for the quarter ended April 2, 2006 compared to none in the quarter ended April 3, 2005.

(2)	General and administrative percentage includes approximately 90 basis points of stock-based compensation for the quarter ended April 2, 2006 compared to none in the quarter ended April 3, 2005.

In an effort to better clarify unit level economics, we now present supplemental operating data for each of our concepts. Accordingly, supplemental information (as of April 2, 2006) has been grouped into 1) our 153 full service California Pizza Kitchen restaurants; 2) five California Pizza Kitchen ASAP restaurants and 3) one LA Food Show restaurant:

First Quarter 2006	# of Stores	Weekly Sales Average	(,000) Restaurant Sales	(,000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Full Service Restaurants
Q1, 2006	153	63,293	125,492	102,325	81.5%
Q1, 2005	141	60,382	107,989	88,742	82.2%
Year over year change		4.8%	16.2%	15.3%	70	bps
ASAP Restaurants
Q1, 2006	5	31,309	2,035	1,849	90.9%
Q1, 2005	4	27,479	1,429	1,306	91.4%
Year over year change		13.9%	42.4%	41.6%	50	bps
LA Food Show
Q1, 2006	1	76,240	991	915	92.3%
Total restaurants
Q1, 2006	159	62,366	128,518	105,089 (2)	81.8%
Q1, 2005	145	59,452	109,418	90,048	82.3%
Year over year change		4.9%	17.5%	16.7%	50	bps

(1)	Cost of sales includes food, beverage and paper supplies, labor, and direct operating and occupancy costs.

(2)	Cost of sales includes approximately $230,000, or 20 basis points, of stock-based compensation in the first quarter of 2006 compared to none in the first quarter of 2005.

Three months ended April 2, 2006 compared to the three months ended April 3, 2005

Total Revenues. Total revenues increased by $19.4 million, or 17.6%, to $129.7 million in the first quarter of 2006 from $110.3 million in the first quarter of 2005 due to a $19.1 million increase in restaurant sales and a $280,000 increase in franchise and other revenues. The increase in restaurant sales was due to a 4.8% increase in weekly sales averages for our full service restaurants, $2.0 million in sales derived from our ASAP restaurants and $1.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 6.4%, which was driven by a 2.3% increase in customer counts, a 3.6% increase in pricing and menu mix changes of 0.5%. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $5.2 million, or 19.3%, to $32.2 million in the first quarter of 2006 from $27.0 million in the first quarter of 2005. Food, beverage and paper supplies as a percentage of restaurant sales increased to 25.0% in the first quarter of 2006 from 24.6% in the first quarter of 2005. The increase was primarily due to higher commodity prices for produce and grocery items which were partially offset by decreases in dairy costs. Additionally, alcoholic beverage costs increased in the first quarter of 2006 compared to the first quarter of 2005.

Labor. Labor increased by $6.5 million, or 15.8%, to $47.6 million in the first quarter of 2006 from $41.1 million in the first quarter of 2005. As a percentage of restaurant sales, labor decreased to 37.1% in the first quarter of 2006 from 37.6% in the first quarter of 2005. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor training costs in the first quarter of 2006 than in the first quarter of 2005 associated with the point-of-sale system rollout, sales leverage of management labor, two new full service restaurant openings in the first quarter of 2006 compared to five new full service restaurants in the first quarter of 2005 and no restaurant remodels in the first quarter of 2006 compared to two in the first quarter of 2005. Labor in the first quarter of 2006 also included $230,000 of stock-based compensation expense in accordance with SFAS 123R.

Direct operating and occupancy. Direct operating and occupancy increased by $3.3 million, or 15.0%, to $25.3 million in the first quarter of 2006 from $22.0 million in the first quarter of 2005. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.7% in the first quarter of 2006 from 20.1% in the first quarter of 2005. The decrease in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to sales leverage of fixed expenses partially offset by increased utility charges.

General and administrative. General and administrative costs increased by $2.9 million, or 38.7%, to $10.4 million in the first quarter of 2006 from $7.5 million in the first quarter of 2005. General and administrative costs as a percentage of total revenue increased to 8.0% in the first quarter of 2006 from 6.8% in the first quarter of 2005. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and $1.2 million in stock-based compensation expense in accordance with SFAS 123R.

Depreciation and amortization. Depreciation and amortization increased by $1.4 million, or 25.0%, to $7.0 million in the first quarter of 2006 from $5.6 million in the first quarter of 2005. The increase in the first quarter of 2006 was primarily due to the addition of 12 full service restaurants, two ASAPs and LA Food Show since the first quarter of 2005 and depreciation associated with the new point-of-sale system acquisition.

Pre-opening costs. Pre-opening costs decreased by $0.5 million to $0.6 million in the first quarter of 2006 from $1.1 million in the first quarter of 2005. The decrease was due to two full service restaurants opening in the first quarter of 2006 compared to five full service restaurants opening in the first quarter of 2005.

Interest income. Interest income increased by $29,000 to $224,000 in the first quarter of 2006 from interest income of $195,000 for the first quarter of 2005. The increase was a result of higher interest rates offset by lower cash balances in the first quarter of 2006.

Income tax provision. The effective income tax rate was 33.0% for the first quarter of 2006 compared to 31.7% for the first quarter of 2005. The tax rate of 33.0% for the first quarter of 2006 resulted primarily from higher state taxes relative to the prior year.

Net income. Net income increased by $0.3 million, or 7.0%, to $4.6 million in the first quarter of 2006 from $4.3 million in the first quarter of 2005. Net income as a percentage of revenues decreased to 3.6% in the first quarter of 2006 from 3.9% in the prior year. The decrease as a percentage of revenues was primarily due to the $1.4 million total stock-based compensation charge incurred in the first quarter of 2006.

Liquidity and capital resources

We have funded our capital requirements through cash flow from operations and proceeds from the initial public offering of our common stock on August 2, 2000. For the first three months of

2006, net cash flows provided by operating activities were $7.7 million compared to $15.6 million for the first three months of 2005. Net cash flows provided by operating activities for the first three months of 2006 were lower than the first three months of 2005 primarily due to the decrease in operating assets and liabilities offset by an increase in non-cash compensation expense and deferred rent credits. The net change in operating assets and liabilities was caused by decreases in other receivables, accounts payable and accrued liabilities.

Net cash used in investing activities for the first three months of 2006 was $8.0 million compared to $20.5 million for the first three months of 2005. Investing activities primarily consisted of capital expenditures relating to new restaurants and capitalized maintenance.

We opened two new prototype full service restaurants in the first three months of 2006. The new restaurant prototype is larger than our pre-2004 prototype. These new restaurants require, on average, a higher net investment than our pre-2004 restaurants due to their increased size. However, we expect, and have seen, corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new restaurants are approximately $300,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs.

Net proceeds from issuance of common stock was $1.2 million for the first three months of 2006 compared to $1.3 million for the first three months of 2005 and consisted of purchases under our employee stock purchase plan of $428,000 and $411,000, respectively, and common stock option exercises of $783,000 and $872,000, respectively. In August 2004, the Board of Directors authorized a stock repurchase program to acquire the Company’s common stock from time to time in open market purchases and through privately negotiated transactions. We repurchased 65,000 shares during the first three months of 2006 for an aggregate purchase price of $1.9 million at an average purchase price of $29.96. Since the program was authorized, a total of 343,547 shares have been repurchased for a total of $9.0 million at an average purchase price of $26.08.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of April 2, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of April 2, 2006. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of April 2, 2006.

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

As of April 2, 2006 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of April 2, 2006 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$257.3	$21.1	$62.5	$57.0	$116.7

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of April 2, 2006 we held $11.4 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

We have a $20.0 million revolving line of credit with Bank of America, N.A. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2007. No amounts were outstanding as of April 2, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of April 2, 2006. The credit facility also includes financial and non-financial covenants, with which we were in compliance as of April 2, 2006. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Disclosure Controls and Procedures – We conducted an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2006 and incorporated herein by reference. There were no material changes in the first quarter of 2006 for the risk factors described in the 10-K. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the first quarter of 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/02/06-02/05/06	—	—	—	$12,987,433
02/06/06-03/05/06	65,000	$29.96	65,000	$11,040,033
03/06/06-04/02/06	—	$—	—	$11,040,033

Total	65,000	$29.96	65,000	$11,040,033

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in August 2004. Under the plan, up to $20.0 million of Company stock could be reacquired over a 24-month period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index on page 24 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006

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

INDEX TO EXHIBITS

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