Form 10-Q
period 2006-07-02
CALIFORNIA PIZZA KITCHEN INC
filed 2006-08-11
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 2, 2006

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

As of August 4, 2006, 19,702,351 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	July 2, 2006	January 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,718	$11,272
Investments in marketable securities	14,000	11,408
Other receivables	8,155	4,109
Inventories	3,871	3,776
Current deferred tax asset, net	8,444	8,437
Prepaid income tax	1,151	1,428
Other prepaid expenses and other current assets	6,154	5,492

Total current assets	50,493	45,922
Property and equipment, net	223,069	213,408
Noncurrent deferred tax asset, net	5,605	4,513
Goodwill and other intangibles	5,896	5,967
Other assets	4,848	4,444

Total assets	$289,911	$274,254

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,769	$7,054
Accrued compensation and benefits	13,393	13,068
Accrued rent	13,694	13,253
Deferred rent credits	4,388	4,056
Other accrued liabilities	9,791	9,294

Total current liabilities	50,035	46,725

Other liabilities	5,194	5,383
Deferred rent credits, net of current portion	28,614	24,810
Stockholders’ equity:
Common Stock - $0.01 par value, 80,000,000 shares authorized, 19,658,671 and 19,665,689 shares issued and outstanding at July 2, 2006 and January 1, 2006, respectively	197	197
Additional paid-in capital	229,265	231,159
Accumulated deficit	(23,394)	(34,013)
Accumulated comprehensive loss	—	(7)

Total stockholders’ equity	206,068	197,336

Total liabilities and stockholders’ equity	$289,911	$274,254

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues:
Restaurant sales	$134,604	$118,416	$263,122	$227,834
Franchise and other revenues	1,564	1,030	2,744	1,930

Total revenues	136,168	119,446	265,866	229,764
Costs and expenses:
Food, beverage and paper supplies	33,090	29,749	65,258	56,706
Labor (1)	49,272	43,712	96,899	84,827
Direct operating and occupancy	26,214	22,896	51,508	44,872

Cost of sales	108,576	96,357	213,665	186,405
General and administrative (2)	11,035	7,769	21,390	15,279
Depreciation and amortization	7,070	6,573	14,041	12,151
Pre-opening costs	800	946	1,433	2,046

Operating income	8,687	7,801	15,337	13,883
Other income (expense):
Interest income	287	200	512	395
Other income	—	1,106	—	1,106
Equity in net loss of unconsolidated joint venture	—	(1)	—	(22)

Total other income	287	1,305	512	1,479

Income before income tax provision	8,974	9,106	15,849	15,362
Income tax provision	2,961	2,912	5,230	4,897

Net income	$6,013	$6,194	$10,619	$10,465

Net income per common share:
Basic	$0.31	$0.32	$0.54	$0.54

Diluted	$0.30	$0.32	$0.53	$0.54

Weighted average shares used in calculating net income per common share:
Basic	19,609	19,311	19,645	19,296

Diluted	20,066	19,557	20,132	19,511

(1)	Labor expense for the three and six months ended July 2, 2006 includes approximately $274,000 and $504,000 of stock-based compensation, respectively, compared to none in the three and six months ended July 3, 2005, respectively.

(2)	General and administrative expense for the three and six months ended July 2, 2006 includes approximately $1.2 million and $2.5 million of stock-based compensation, respectively, compared to none in the three and six months ended July 3, 2005, respectively.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
Operating activities:
Net income	$10,619	$10,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,041	12,151
Non-cash compensation expense	3,414	10
Equity in loss of unconsolidated joint venture	—	22
Change in deferred rent credits	4,136	978
Change in net deferred tax assets	(1,099)	—
Changes in operating assets and liabilities:
Other receivables	(4,046)	(635)
Inventories	(95)	(428)
Prepaid expenses and other assets	(718)	(2,307)
Accounts payable	1,715	2,384
Accrued liabilities	1,263	(1,655)
Other liabilities	(189)	(1,743)

Net cash provided by operating activities	29,041	19,242
Investing activities:
Capital expenditures	(23,702)	(35,070)
Change in marketable securities	(2,585)	9,000
Purchase of LA Food Show	—	(5,834)

Net cash used in investing activities	(26,287)	(31,904)
Financing activities:
Net proceeds from issuance of common stock	2,004	3,304
Stock repurchase	(7,312)	(1,577)

Net cash (used in) provided by financing activities	(5,308)	1,727

Net decrease in cash and cash equivalents	(2,554)	(10,935)
Cash and cash equivalents at beginning of period	11,272	17,719

Cash and cash equivalents at end of period	$8,718	$6,784

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,879	$5,054

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 2, 2006

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 193 restaurants as of July 2, 2006 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock-based Compensation

Prior to fiscal 2006 the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25 no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective January 2, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of option awards, which is then amortized on the straight-line basis over the requisite service period. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Pre-opening Costs

Pre-opening costs, which are expensed as incurred, consist primarily of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant. Also included in pre-opening expense is the accrual for straight-line rent recorded from the date of possession through construction completion. In accordance with Financial Accounting Standards Board Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” (“FSP 13-1”) as of January 2, 2006, the Company ceased capitalizing rent during the construction period. The financial impact of FSP 13-1 is expected to be approximately $700,000 to $800,000, net of taxes, in additional pre-opening rent expense during fiscal 2006. This estimate may vary based on lease terms, the number of restaurant openings and length of construction period. The Company recorded $142,000 in additional pre-opening expense in accordance with FSP 13-1 for the first six months of 2006.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact the adoption of FIN 48 will have on our consolidated financial statements.

3. Common Stock

On January 15, 2006, employees purchased 25,292 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428,000. Additionally, employees exercised options to purchase 77,168 shares of common stock during the first six months ended July 2, 2006, which resulted in net proceeds to the Company of $1,576,000.

On January 15, 2005, employees purchased 25,451 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411,000. Additionally, employees exercised options to purchase 157,706 shares of common stock during the first six months ended July 3, 2005, which resulted in net proceeds to the Company of $2,893,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 249,478 shares were repurchased under the August 2004 Program during the first six months of 2006 for an aggregate purchase price of $7.3 million. The average purchase price per share for the first six months of 2006 was $29.31. Since the August 2004 Program was authorized, a total of 528,025 shares have been repurchased for a total of $14.3 million at an average purchase price of $27.13. Approximately $5.7 million remains available under the August 2004 Program prior to its expiration on August 16, 2006.

On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. As of the end of the second quarter of 2006, no shares had been repurchased under the June 2006 Program.

4. Long-term Debt and Credit Facilities

In June 2006 the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of July 2, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of July 2, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of July 2, 2006.

5. Stock-Based Compensation

The Company maintains incentive compensation plans under which restricted stock awards, stock options, stock units and stock appreciation rights may be granted to employees, directors and independent contractors. To date, we have granted both stock options and restricted stock awards. Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at a rate of 25% per year. The stock options generally expire 10 years from the date of grant. The Company issues new shares of common stock upon exercise of stock options.

The Company adopted SFAS 123R, effective January 2, 2006, using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of option awards to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the quarter ended July 2, 2006 on income before income tax provision and net income was $1.5 million and $1.0 million, respectively, or $0.08 and $0.05 on diluted earnings per share, respectively. The impact to the Consolidated Statement of Income for the six months ended July 2, 2006 on income before income tax provision and net income was $3.0 million and $2.0 million, respectively, or $0.15 and $0.10 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 2, 2006	July 2, 2006
Labor	$274	$504
General and administrative	1,248	2,454

Total stock-based compensation	1,522	2,958
Tax benefit	(502)	(976)

Total stock-based compensation, net of tax	$1,020	$1,982

The pro forma table below applies the fair value recognition provisions of SFAS 123 and reflects net income and basic and diluted net income per share for the three and six months ended July 3, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 3, 2005	July 3, 2005
Net income as reported	$6,194	$10,465
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,244)	(4,758)

Pro forma net income	$4,950	$5,707

Net income per share:
Basic, as reported	$0.32	$0.54
Basic, pro forma	$0.26	$0.30
Diluted, as reported	$0.32	$0.54
Diluted, pro forma	$0.25	$0.29
Weighted average shares used in computation:
Basic	19,311	19,296
Diluted	19,557	19,511

Pro forma disclosure for the three and six months ended July 2, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the second quarter of 2006 and 2005 was $11.15 and $8.19 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the second quarter of 2006 and 2005, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 35.62% and 32.44%, (c) a risk-free interest rate of 4.85% and 4.09%, and (d) an expected option term of 4.0 and 5.0 years.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first six months of 2006 and 2005 was $11.86 and $8.32 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the first six months of 2006 and 2005, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 29.67% and 32.44%, (c) a risk-free interest rate of 3.84% and 4.00%, and (d) an expected option term of 4.1 and 5.0 years.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,396,673	$22.45
Awards granted	837,408	25.29
Awards exercised	(77,168)	20.43
Awards cancelled	(71,611)	27.26

Outstanding at July 2, 2006	4,085,302	22.99	8.15	$20,734,193

Vested and exercisable at July 2, 2006	1,686,260

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended July 2, 2006 was $340,000. Total intrinsic value of options exercised for the six months ended July 2, 2006 was $750,000.

A summary of the status of the Company’s nonvested shares as of July 2, 2006, and changes during the six months ended July 2, 2006, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,894,730	$7.89
Awards granted	837,408	15.28
Awards vested	(263,303)	7.54
Awards cancelled	(69,793)	9.89

Nonvested at July 2, 2006	2,399,042	10.45

As of July 2, 2006, total unrecognized stock-based compensation expense related to nonvested shares was approximately $22.5 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. As of July 2, 2006 there were 1.0 million shares of common stock available for issuance pursuant to future stock awards.

6. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and six months ended July 2, 2006 and July 3, 2005, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Numerator for basic and diluted net income per common share	$6,013	$6,194	$10,619	$10,465

Denominator:
Denominator for basic net income per common share weighted average shares	19,609	19,311	19,645	19,296
Employee stock options	457	246	487	215

Denominator for diluted net income per common share weighted average shares	20,066	19,557	20,132	19,511

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain in the premium pizza segment. As of August 4, 2006 we own, operate, license or franchise 196 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 28 states, the District of Columbia and five foreign countries. We have 31 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 21 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into three concepts (as of July 2, 2006): 1) 155 company-owned full service California Pizza Kitchen restaurants; 2) six company-owned California Pizza Kitchen ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 16 to 17 new full service restaurants during 2006, four of which were opened in the first six months of 2006. All new development in 2006, with the exception of two restaurants opened in new markets in Omaha, Nebraska and Queens, New York, is in existing markets. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2006 and intend to continue to develop new full service restaurants that range in size from 5,700 to 6,000 square feet. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.9 million. Tenant improvement allowances, which average approximately $500,000, are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be $300,000 to $325,000 per new full service restaurant.

In addition to opening new full service restaurants, we intend to open five to six new CPK/ASAPs during 2006 to compete in the fast casual segment, one of which was opened in the first six months of 2006. All new CPK/ASAP development in 2006, with the exception of one unit to be opened in a new market in Queens, New York, is in existing markets. CPK/ASAPs are approximately 3,000 square feet and will require, on average, a gross cash investment of approximately $1.2 to $1.4 million. However, we expect to refine the investment cost for CPK/ASAP into a more “standard” prototypical cost as the concept evolves over time. Tenant improvement allowances average $150,000 per CPK/ASAP and are recorded against some of these investments as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be $150,000 to $175,000 per CPK/ASAP.

It is common in the restaurant industry for new restaurant locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from promotional and other consumer awareness activities that generate abnormally high customer traffic for our restaurants. During the several months following the opening of a new restaurant, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Additionally, our new restaurants usually require a 90- to 120-day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated pre-opening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three- and six- month periods ended July 2, 2006 and July 3, 2005 each consisted of 13 and 26 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of July 2, 2006, we had 139 company-owned restaurants that met this criterion.

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

Effective January 2, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. As of July 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $22.5 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. Accordingly, we have modified the “Stock-Based Compensation” section of our critical accounting policies from the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 as follows:

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of various assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Results of Operations

Our operating results for the three and six months ended July 2, 2006 and July 3, 2005 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues:
Restaurant sales	98.9%	99.1%	99.0%	99.2%
Franchise and other revenues	1.1%	0.9%	1.0%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	24.6%	25.1%	24.8%	24.9%
Labor (1)	36.6%	36.9%	36.8%	37.2%
Direct operating and occupancy	19.5%	19.3%	19.6%	19.7%

Cost of sales	80.7%	81.4%	81.2%	81.8%
General and administrative (2)	8.1%	6.5%	8.0%	6.6%
Depreciation and amortization	5.2%	5.5%	5.3%	5.3%
Pre-opening costs	0.6%	0.8%	0.5%	0.9%

Operating income	6.4%	6.5%	5.8%	6.0%
Other income (expense):
Interest income	0.2%	0.2%	0.2%	0.2%
Other income	0.0%	0.9%	0.0%	0.5%
Equity in net loss of unconsolidated joint venture	0.0%	0.0%	0.0%	0.0%

Total other income	0.2%	1.1%	0.2%	0.6%

Income before income tax provision	6.6%	7.6%	6.0%	6.7%
Income tax provision	2.2%	2.4%	2.0%	2.1%

Net income	4.4%	5.2%	4.0%	4.6%

(1)	Labor percentage includes approximately 20 basis points of stock-based compensation in each of the three and six months ended July 2, 2006 compared to none in each of the three and six months ended July 3, 2005.

(2)	General and administrative percentage includes approximately 90 basis points of stock-based compensation in each of the three and six months ended July 2, 2006 compared to none in each of the three and six months ended July 3, 2005.

The following table details the number of restaurants at the end of the second quarter of 2006:

Second Quarter 2006	Total Units at April 2, 2006	Opened	Acquired	Closed	Total Units at July 2, 2006
Company-owned full service domestic	153	2	—	—	155
Company-owned ASAP domestic	5	1	—	—	6
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	18	—	—	—	18
Franchised international	12	1	—	—	13

Total	189	4	—	—	193

In an effort to better clarify unit level economics, we now present supplemental operating data for each of our concepts. Accordingly, supplemental information (as of July 2, 2006) has been grouped into 1) 155 company-owned full service California Pizza Kitchen restaurants; 2) six company-owned California Pizza Kitchen ASAP restaurants and 3) one company-owned LA Food Show restaurant:

Second Quarter 2006	# of Stores	Weekly Sales Average	(000) Restaurant Sales	(000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Full Service Restaurants
Q2, 2006	155	65,427	130,966	105,459	80.5%
Q2, 2005	144	62,622	115,950	94,073	81.1%
Year over year change		4.5%	13.0%	12.1%	60	bps
ASAP Restaurants
Q2, 2006	6	37,489	2,656	2,218	83.5%
Q2, 2005	5	30,506	1,795	1,595	88.9%
Year over year change		22.9%	48.0%	39.1%	540	bps
LA Food Show
Q2, 2006	1	75,508	982	899	91.5%
Q2, 2005	1	67,127	671	689	102.7%
Year over year change		12.5%	46.3%	30.5%	1,120	bps
Total restaurants
Q2, 2006	162	64,540	134,604	108,576 (2)	80.7%
Q2, 2005	150	61,661	118,416	96,357	81.4%
Year over year change		4.7%	13.7%	12.7%	70	bps

(1)	Cost of sales includes food, beverage and paper supplies, labor, and direct operating and occupancy costs.

(2)	Cost of sales includes approximately $274,000, or 20 basis points, of stock-based compensation in the second quarter of 2006 compared to none in the second quarter of 2005.

Fiscal Year 2006	# of Stores	Weekly Sales Average	(000) Restaurant Sales	(000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Full Service Restaurants
YTD, 2006	155	64,365	256,457	207,784	81.0%
YTD, 2005	144	61,522	223,939	182,814	81.6%
Year over year change		4.6%	14.5%	13.7%	60	bps
ASAP Restaurants
YTD, 2006	6	34,532	4,692	4,066	86.7%
YTD, 2005	5	29,086	3,224	2,902	90.0%
Year over year change		18.7%	45.5%	40.1%	330	bps
LA Food Show
YTD, 2006	1	75,874	1,973	1,815	92.0%
YTD, 2005	1	67,127	671	689	102.7%
Year over year change		13.0%	194.0%	163.4%	1,070	bps
Total restaurants
YTD, 2006	162	63,460	263,122	213,665 (2)	81.2%
YTD, 2005	150	60,580	227,834	186,405	81.8%
Year over year change		4.8%	15.5%	14.6%	60	bps

(1)	Cost of sales includes food, beverage and paper supplies, labor, and direct operating and occupancy costs.

(2)	Cost of sales includes approximately $504,000, or 20 basis points, of stock-based compensation in the six months ended July 2, 2006 compared to none in the six months ended July 3, 2005.

Three months ended July 2, 2006 compared to the three months ended July 3, 2005

Total Revenues. Total revenues increased by $16.8 million, or 14.1%, to $136.2 million in the second quarter of 2006 from $119.4 million in the second quarter of 2005 due to a $16.2 million increase in restaurant sales and a $0.6 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.5% increase in weekly sales averages for our full service restaurants, $2.7 million in sales derived from our CPK/ASAP restaurants and $1.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 4.8%, which was driven by a 1.3% increase in dine-in guest counts, a 0.4% increase in off-premise counts and a 3.7% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $3.4 million, or 11.4%, to $33.1 million in the second quarter of 2006 from $29.7 million in the second quarter of 2005. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 24.6% in the second quarter of 2006 from 25.1% in the second quarter of 2005. The decrease was primarily due to lower dairy costs offset by higher alcoholic beverage costs.

Labor. Labor increased by $5.6 million, or 12.8%, to $49.3 million in the second quarter of 2006 from $43.7 million in the second quarter of 2005. As a percentage of restaurant sales, labor decreased to 36.6% in the second quarter of 2006 from 36.9% in the second quarter of 2005. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor training costs in the second quarter of 2006 than in the second quarter of 2005 associated with the point-of-sale system rollout, sales leverage of management labor, two new full service restaurant openings in the second quarter of 2006 compared to three new full service restaurants in the second quarter of 2005 and no restaurant remodels in the second quarter of 2006 compared to two restaurant remodels in the second quarter of 2005. Labor in the second quarter of 2006 also included $274,000 of stock-based compensation expense in accordance with SFAS 123R compared to none in the second quarter of 2005.

Direct operating and occupancy. Direct operating and occupancy increased by $3.3 million, or 14.4%, to $26.2 million in the second quarter of 2006 from $22.9 million in the second quarter of 2005. Direct operating and occupancy as a percentage of restaurant sales increased to 19.5% in the second quarter of 2006 from 19.3% in the second quarter of 2005. The increase in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to increased utility charges.

General and administrative. General and administrative costs increased by $3.2 million, or 41.0%, to $11.0 million in the second quarter of 2006 from $7.8 million in the second quarter of 2005. General and administrative costs as a percentage of total revenue increased to 8.1% in the second quarter of 2006 from 6.5% in the second quarter of 2005. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations, $1.2 million in stock-based compensation expense in accordance with SFAS 123R, $0.1 million in menu testing costs, $0.1 million in charitable donations associated with an increase in Kraft royalty income and increased bonuses in line with operational performance exceeding expectations.

Depreciation and amortization. Depreciation and amortization increased by $0.5 million, or 7.6%, to $7.1 million in the second quarter of 2006 from $6.6 million in the second quarter of 2005. The increase in the second quarter of 2006 was primarily due to the addition of 11 full service restaurants and two CPK/ASAPs since the second quarter of 2005 and depreciation associated with the new point-of-sale system acquisition.

Pre-opening costs. Pre-opening costs decreased by $0.1 million to $0.8 million in the second quarter of 2006 from $0.9 million in the second quarter of 2005. The decrease was due to two full service restaurants and one CPK/ASAP opening in the second quarter of 2006 compared to three full service restaurants and one CPK/ASAP opening in the second quarter of 2005.

Interest income. Interest income increased by $87,000 to $287,000 in the second quarter of 2006 from interest income of $200,000 for the second quarter of 2005. The increase was a result of higher interest rates offset by decreased cash and marketable securities balances in the second quarter of 2006 from the second quarter of 2005.

Other income. There was no other income in the second quarter of 2006 compared to $1.1 million in the second quarter of 2005. Other income in 2005 resulted from unredeemed gift certificates that were previously recorded as a liability and whose likelihood of being redeemed was determined to be remote, thus being recorded as income.

Income tax provision. The effective income tax rate was 33.0% for the second quarter of 2006 compared to 32.0% for the second quarter of 2005. The tax rate of 33.0% for the second quarter of 2006 resulted primarily from higher combined state tax rate relative to the prior year.

Net income. Net income decreased by $0.2 million to $6.0 million in the second quarter of 2006 from $6.2 million in the second quarter of 2005. Net income as a percentage of revenues decreased to 4.4% in the second quarter of 2006 from 5.2% in the prior year. The decrease as a percentage of revenues was primarily due to the $1.5 million total stock-based compensation charge incurred in the second quarter of 2006.

Six months ended July 2, 2006 compared to the six months ended July 3, 2005

Total Revenues. Total revenues increased by $36.1 million, or 15.7%, to $265.9 million in the first six months of 2006 from $229.8 million in the first six months of 2005 due to a $35.3 million increase in restaurant sales and a $0.8 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.6% increase in weekly sales averages for our full service restaurants, $4.7 million in sales derived from our CPK/ASAP restaurants and $2.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 5.6%, which was driven by a 2.3% increase in customer counts and a 3.6% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $8.6 million, or 15.2%, to $65.3 million in the first six months of 2006 from $56.7 million in the first six months of 2005. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 24.8% in the first six months of 2006 from 24.9% in the first six months of 2005. The decrease was primarily due to reduced dairy costs which were partially offset by an increase in alcoholic beverage costs and higher commodity prices for produce items.

Labor. Labor increased by $12.1 million, or 14.3%, to $96.9 million in the first six months of 2006 from $84.8 million in the first six months of 2005. As a percentage of restaurant sales, labor decreased to 36.8% in the first six months of 2006 from 37.2% in the first six months of 2005. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor training costs in the first six months of 2006 than in the first six months of 2005 associated with the point-of-sale system rollout, sales leverage of management labor and hourly labor, one CPK/ASAP and four new full service restaurant openings in the first six months of 2006 compared to one CPK/ASAP and eight new full service restaurants in the first six months of 2005 and no restaurant remodels in the first six months of 2006 compared to four restaurant remodels in the first six months of 2005. Labor in the first six months of 2006 also included $504,000 of stock-based compensation expense in accordance with SFAS 123R.

Direct operating and occupancy. Direct operating and occupancy increased by $6.6 million, or 14.7%, to $51.5 million in the first six months of 2006 from $44.9 million in the first six months of 2005. Direct operating and occupancy as a percentage of restaurant sales decreased to 19.6% in the first six months of 2006 from 19.7% in the first six months of 2005. The decrease in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to sales leverage of fixed expenses partially offset by increased utility charges, repairs and maintenance.

General and administrative. General and administrative costs increased by $6.1 million, or 39.9%, to $21.4 million in the first six months of 2006 from $15.3 million in the first six months of 2005. General and administrative costs as a percentage of total revenue increased to 8.0% in the first six months of 2006 from 6.6% in the first six months of 2005. The dollar increase in general and administrative expenses was primarily a result of $2.5 million in stock-based compensation expense in accordance with SFAS 123R, $0.1 million in menu testing costs, $0.2 million in charitable donations associated with an increase in Kraft royalty income and increased bonuses in line with operational performance exceeding expectations.

Depreciation and amortization. Depreciation and amortization increased by $1.8 million, or 14.8%, to $14.0 million in the first six months of 2006 from $12.2 million in the first six months of 2005. The increase was primarily due to the addition of 11 full service restaurants and two CPK/ASAPs since the second quarter of 2005 and depreciation associated with the new point-of-sale system acquisition.

Pre-opening costs. Pre-opening costs decreased by $0.6 million to $1.4 million in the first six months of 2006 from $2.0 million in the first six months of 2005. The decrease was due to one CPK/ASAP and four full service restaurants opening in the first six months of 2006 compared to one CPK/ASAP and eight full service restaurants opening in the first six months of 2005.

Interest income. Interest income increased by $117,000 to $512,000 in the first six months of 2006 from interest income of $395,000 for the first six months of 2005. The increase was a result of higher interest rates offset by decreased cash and marketable securities balances in the first six months of 2006.

Other income. There was no other income in the first six months of 2006 compared to $1.1 million in the first six months of 2005. Other income in 2005 resulted from unredeemed gift certificates that were previously recorded as a liability and whose likelihood of being redeemed was determined to be remote, thus being recorded as income.

Income tax provision. The effective income tax rate was 33.0% for the first six months of 2006 compared to 31.9% for the six months of 2005. The tax rate of 33.0% for the first six months of 2006 resulted primarily from higher combined state tax rate relative to the prior year.

Net income. Net income increased by $0.1 million, or 1.0%, to $10.6 million in the first six months of 2006 from $10.5 million in the first six months of 2005. Net income as a percentage of revenues decreased to 4.0% in the first six months of 2006 from 4.6% in the prior year. The decrease as a percentage of revenues was primarily due to the $3.0 million total stock-based compensation charge incurred in the first six months of 2006.

Liquidity and capital resources

We fund our capital requirements through cash flow from operations. For the first six months of 2006, net cash flows provided by operating activities were $29.0 million compared to $19.2 million for the first six months of 2005. Net cash flows provided by operating activities for the first six months of 2006 were higher than the first six months of 2005 primarily due to an increase in non-cash compensation, deferred rent credits and operating liabilities offset by and increase in operating assets. The change in operating assets and liabilities was caused by increases in prepaid expenses and other assets offset by increases in accrued liabilities and other liabilities and decreases in other receivables.

Cash flows from investing activities for the first six months of 2006 was $26.3 million compared to $31.9 million for the first six months of 2005. Investing activities decreased in the first six months of 2006 compared to the first six months of 2005 primarily due to lower capital expenditures related to new restaurants and capitalized maintenance, liquidation of marketable securities and the purchase of the remaining interest in LA Food Show in the first six months of 2005.

We opened four new prototype full service restaurants and one CPK/ASAP in the first six months of 2006. The new full service restaurant prototype is larger than our pre-2004 prototype and requires, on average, a higher net investment than our pre-2004 restaurants due to their increased size. However, we expect, and have seen, corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $300,000 to $325,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. A CPK/ASAP restaurant requires, on average, a gross cash investment of approximately $1.2 to $1.4 million and is approximately 3,000 square feet. We are testing the CPK/ASAP concept in various markets, experimenting with menu items targeted by day part and evaluating marketing research. Over the next 12 months we expect to develop a prototype that will be rolled out more aggressively throughout the country.

Net proceeds from issuance of common stock was $2.0 million for the first six months of 2006 compared to $3.3 million for the first six months of 2005 and consisted of purchases under our employee stock purchase plan of $0.4 million and $0.4 million, respectively, and common stock option exercises of $1.6 million and $2.9 million, respectively. In August 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in open market purchases and through privately negotiated transactions. We repurchased 249,478 shares during the first six months of 2006 for an aggregate purchase price of $7.3 million at an average purchase price of $29.31 under the August 2004 Program. Since the August 2004 Program was authorized, a total of 528,025 shares have been repurchased for a total of $14.3 million at an average purchase price of $27.13. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. As of the end of the second quarter of 2006, no shares had been repurchased under the June 2006 Program.

In June 2006 we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of July 2, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of July 2, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of July 2, 2006.

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

As of July 2, 2006 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of July 2, 2006 (in millions):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$268.8	$14.4	$65.2	$60.1	$129.1

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of July 2, 2006 we held $14.0 million in marketable securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

In June 2006 we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of July 2, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.0 million as of July 2, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of July 2, 2006. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Disclosure Controls and Procedures – We conducted an evaluation under the supervision and with the participation of our management, including our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting – During the quarter, the Company completed implementation of a new accounts payable workflow process operated by a third party vendor. Other than the item described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2006 and incorporated herein by reference. There were no material changes in the second quarter of 2006 for the risk factors described in the 10-K. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the second quarter of 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/03/06- 05/07/06	—	—	—	$11,040,033
05/08/06- 06/04/06	165,422	$29.22	165,422	$6,206,402
06/05/06- 07/02/06	19,056	$27.92	19,056	$5,674,359

Total	184,478	$29.08	184,478	$5,674,359

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in August 2004. Under the plan, up to $20.0 million of Company stock could be reacquired over a 24-month period. In June 2006, the Board of Directors authorized an additional stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions. Under the plan authorized in June 2006, up to $30.0 million of Company stock could be reacquired over a 24-month period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2006, we held our Annual Meeting of Stockholders. The matters submitted for vote and related election results were as follows:

1.	To elect: William C. Baker, Larry S. Flax, Henry Gluck, Steven C. Good, Charles G. Phillips, Avedick B. Poladian, Richard L. Rosenfield and Alan I. Rothenberg, to our Board of Directors until our next annual meeting of stockholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Withheld
William C. Baker	17,615,349	820,558
Larry S. Flax	17,887,575	548,332
Henry Gluck	17,765,631	670,276
Steven C. Good	17,033,990	1,401,917
Charles G. Phillips	17,768,424	667,483
Avedick B. Poladian	17,721,667	714,240
Richard L. Rosenfield	17,887,507	548,400
Alan I. Rothenberg	18,265,192	170,715

2.	To approve a form of indemnification agreement to be entered into between the Company and each of its directors and officers. The results of votes cast were as follows:

Votes For	Votes Against	Abstained
17,170,182	1,203,834	61,890

3.	To ratify appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2006. The results of votes cast were as follows:

Votes For	Votes Against	Abstained
17,742,093	684,672	9,140

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index on page 22 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2006

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1	(A)	Form of Indemnification Agreement

10.2	(A)	First Amendment to Amended and Restated Credit Agreement, dated June 19, 2006

10.3	(A)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.4	(A)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3		Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006