Form 10-Q
period 2006-10-01
CALIFORNIA PIZZA KITCHEN INC
filed 2006-11-13
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 1, 2006

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

As of November 3, 2006, 19,130,704 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	October 1, 2006	January 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,168	$11,272
Investments in marketable securities	—	11,408
Other receivables	8,278	4,109
Inventories	3,885	3,776
Current deferred tax asset, net	8,437	8,437
Prepaid income tax	—	1,428
Other prepaid expenses and other current assets	7,341	5,492

Total current assets	31,109	45,922

Property and equipment, net	238,297	213,408
Noncurrent deferred tax asset, net	6,131	4,513
Goodwill and other intangibles	5,861	5,967
Other assets	5,233	4,444

Total assets	$286,631	$274,254

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,699	$7,054
Accrued compensation and benefits	17,807	13,068
Accrued rent	14,329	13,253
Deferred rent credits	4,522	4,056
Other accrued liabilities	9,224	9,294
Accrued income tax	1,917	—

Total current liabilities	53,498	46,725

Other liabilities	5,312	5,383
Deferred rent credits, net of current portion	28,608	24,810

Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 19,129,807 and 19,665,689 shares issued and outstanding at October 1, 2006 and January 1, 2006, respectively	191	197
Additional paid-in capital	215,766	231,159
Accumulated deficit	(16,744)	(34,013)
Accumulated comprehensive loss	—	(7)

Total stockholders’ equity	199,213	197,336

Total liabilities and stockholders’ equity	$286,631	$274,254

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues:
Restaurant sales	$140,874	$123,097	$403,996	$350,931
Franchise and other revenues	1,890	1,371	4,634	3,301

Total revenues	142,764	124,468	408,630	354,232

Costs and expenses:
Food, beverage and paper supplies	34,904	30,500	100,162	87,206
Labor (1)	50,742	44,126	147,641	128,953
Direct operating and occupancy	27,591	23,831	79,099	68,704

Cost of sales	113,237	98,457	326,902	284,863

General and administrative (2)	11,260	8,632	32,650	23,910
Depreciation and amortization	7,386	6,560	21,427	18,610
Pre-opening costs	1,112	1,012	2,545	3,058
Loss on impairment of property and equipment	—	1,015	—	1,116
Store closure costs	—	770	—	770

Operating income	9,769	8,022	25,106	21,905

Other income (expense):
Interest income	154	181	666	576
Other income	—	—	—	1,106
Equity in net loss of unconsolidated joint venture	—	—	—	(22)

Total other income	154	181	666	1,660

Income before income tax provision	9,923	8,203	25,772	23,565
Income tax provision	3,272	2,656	8,503	7,553

Net income	$6,651	$5,547	$17,269	$16,012

Net income per common share:
Basic	$0.34	$0.29	$0.88	$0.83

Diluted	$0.34	$0.28	$0.86	$0.81

Weighted average shares used in calculating net income per common share:

Basic	19,298	19,419	19,529	19,337

Diluted	19,644	20,004	19,968	19,649

(1)	Labor expense for the three and nine months ended October 1, 2006 includes approximately $202,000 and $706,000 of stock-based compensation, respectively, compared to none in the three and nine months ended October 2, 2005, respectively.
(2)	General and administrative expense for the three and nine months ended October 1, 2006 includes approximately $1.4 million and $3.8 million of stock-based compensation, respectively, compared to none in the three and nine months ended October 2, 2005, respectively.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Operating activities:
Net income	$17,269	$16,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,427	18,610
Non-cash compensation expense	4,825	10
Equity in loss of unconsolidated joint venture	—	22
Loss on impairment of property and equipment	—	1,116
Store closure costs	—	770
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	(459)	—
Change in net deferred rent credits	4,264	2,095
Change in net deferred tax assets	(1,618)	—
Changes in operating assets and liabilities:
Other receivables	(4,169)	(886)
Inventories	(109)	(293)
Prepaid expenses and other assets	(1,104)	(5,488)
Accounts payable	(1,355)	3,717
Accrued liabilities	8,121	(4,856)
Other liabilities	(71)	(1,820)

Net cash provided by operating activities	47,021	29,009

Investing activities:
Capital expenditures	(46,316)	(50,665)
Change in investments in marketable securities	11,415	13,000
Purchase of LA Food Show	—	(5,834)

Net cash used in investing activities	(34,901)	(43,499)

Financing activities:
Net proceeds from issuance of common stock	4,000	6,536
Stock repurchase	(24,683)	(5,668)
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	459	—

Net cash (used in) provided by financing activities	(20,224)	868

Net decrease in cash and cash equivalents	(8,104)	(13,622)

Cash and cash equivalents at beginning of period	11,272	17,719

Cash and cash equivalents at end of period	$3,168	$4,097

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 1, 2006

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 197 restaurants as of October 1, 2006 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Pre-opening Costs

Pre-opening costs, which are expensed as incurred during the period the restaurant opened, consist primarily of the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant. Also included in pre-opening expense is the accrual for straight-line rent recorded from the start of construction through the restaurant opening date. In accordance with Financial Accounting Standards Board Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” (“FSP 13-1”) as of January 2, 2006, the Company ceased capitalizing rent during the construction period. The financial impact of FSP 13-1 is expected to be approximately $800,000 to $850,000, net of taxes, in additional pre-opening rent expense during fiscal 2006. This estimate may vary based on lease terms, the number of restaurant openings and length of construction period. The Company recorded $254,000 in additional pre-opening expense, net of taxes, in accordance with FSP 13-1 for the first nine months of 2006.

2. Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact the adoption of FIN 48 will have on our consolidated financial statements.

3. Common Stock

On January 15, 2006 and July 15, 2006 employees purchased 25,292 and 18,158 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428,000 and $410,000, respectively. Additionally, employees exercised options to purchase 154,183 shares of common stock during the first nine months ended October 1, 2006, which resulted in net proceeds to the Company of $3,162,000.

On January 15, 2005 and July 15, 2005 employees purchased 25,451 and 24,410 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411,000 and $408,000, respectively. Additionally, employees exercised options to purchase 297,699 shares of common stock during the first nine months ended October 2, 2005, which resulted in net proceeds to the Company of $5,717,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 873,515 shares were repurchased under both the August 2004 program and the June 2006 Program during the first nine months of 2006 for an aggregate purchase price of $24.7 million. The average purchase price per share for the first nine months of 2006 was $28.26. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program.

4. Long-term Debt and Credit Facilities

In June 2006 the Company entered into a First Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of October 1, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of October 1, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of October 1, 2006.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the quarter ended October 1, 2006 on income before income tax provision and net income was $1.6 million and $1.0 million, respectively, or $0.08 and $0.05 on diluted earnings per share, respectively. The impact to the Consolidated Statement of Income for the nine months ended October 1, 2006 on income before income tax provision and net income was $4.5 million and $3.0 million, respectively, or $0.23 and $0.15 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended October 1, 2006	Nine Months Ended October 1, 2006
Labor	$202	$706
General and administrative	1,373	3,827

Total stock-based compensation	1,575	4,533
Tax benefit	(520)	(1,496)

Total stock-based compensation, net of tax	$1,055	$3,037

The pro forma table below applies the fair value recognition provisions of SFAS 123 and reflects net income and basic and diluted net income per share for the three and nine months ended October 2, 2005 (in thousands, except per share amounts):

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
Net income as reported	$5,547	$16,012
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(811)	(5,569)

Pro forma net income	$4,736	$10,443

Net income per share:
Basic, as reported	$0.29	$0.83
Basic, pro forma	$0.24	$0.54
Diluted, as reported	$0.28	$0.81
Diluted, pro forma	$0.24	$0.53
Weighted average shares used in computation:
Basic	19,419	19,337
Diluted	20,004	19,649

Pro forma disclosure for the three and nine months ended October 1, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the third quarter of 2006 and 2005 was $10.03 and $11.57 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the third quarter of 2006 and 2005, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 35.62% and 32.44%, (c) a risk-free interest rate of 4.82% and 4.15%, and (d) an expected option term of 4.0 and 5.0 years.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first nine months of 2006 and 2005 was $11.85 and $8.83 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the first nine months of 2006 and 2005, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 29.68% and 32.41%, (c) a risk-free interest rate of 3.84% and 4.00%, and (d) an expected option term of 4.1 and 5.0 years.

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

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,396,673	$22.45
Awards granted	839,908	25.30
Awards exercised	(154,183)	20.51
Awards cancelled	(159,386)	24.78

Outstanding at October 1, 2006	3,923,012	23.04	8.10	$27,498,630

Vested and exercisable at October 1, 2006	1,802,675

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended October 1, 2006 was $515,000. Total intrinsic value of options exercised for the nine months ended October 1, 2006 was $1.3 million.

A summary of the status of the Company’s nonvested share awards as of October 1, 2006, and changes during the nine months ended October 1, 2006, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,894,730	$7.89
Awards granted	839,908	15.27
Awards vested	(522,011)	8.17
Awards cancelled	(92,290)	9.82

Nonvested at October 1, 2006	2,120,337	10.66

As of October 1, 2006, total unrecognized stock-based compensation expense related to nonvested share awards was approximately $20.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. As of October 1, 2006 there were 1.0 million shares of common stock available for issuance pursuant to future stock awards.

6. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and nine months ended October 1, 2006 and October 2, 2005, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Numerator for basic and diluted net income per common share	$6,651	$5,547	$17,269	$16,012

Denominator:
Denominator for basic net income per common share weighted average shares	19,298	19,419	19,529	19,337
Employee stock options	346	585	439	312

Denominator for diluted net income per common share weighted average shares	19,644	20,004	19,968	19,649

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain. As of November 3, 2006 we own, operate, license or franchise 200 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 27 states, the District of Columbia and six foreign countries. We have 30 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 21 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes we have broken this segment into three concepts (as of October 1, 2006): 1) 158 company-owned full service California Pizza Kitchen restaurants; 2) seven company-owned California Pizza Kitchen ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 16 new full service restaurants during 2006, seven of which were opened in the first nine months of 2006. All new full service restaurant development in the first nine months of 2006, with the exception of one restaurant opened in a new market in Omaha, Nebraska, is in existing markets. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2006 and intend to continue to develop new full service restaurants that range in size from 5,700 to 6,000 square feet. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.9 million. Tenant improvement allowances, which average approximately $500,000, are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be $330,000 per new full service restaurant.

In addition to opening new full service restaurants, we intend to open four new CPK/ASAPs during 2006 to compete in the fast casual segment, two of which were opened in the first nine months of 2006. All new CPK/ASAP development in 2006 is in existing markets. CPK/ASAPs are approximately 3,000 square feet and will require, on average, a gross cash investment of approximately $1.2 million. However, we expect to refine the investment cost for CPK/ASAP into a more “standard” prototypical cost as the concept evolves over time. Tenant improvement allowances average $135,000 per CPK/ASAP and are recorded against some of these investments as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be $170,000 per CPK/ASAP.

It is common in the restaurant industry for new restaurant locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from promotional and other consumer awareness activities that generate abnormally high customer traffic for our restaurants. During the several months following the opening of a new restaurant, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Additionally, our new restaurants usually require a 90- to 120-day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new restaurants. As a result, a significant number of restaurant openings or delays in those openings in any single fiscal quarter, accompanied with their associated pre-opening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three- and nine- month periods ended October 1, 2006 and October 2, 2005 each consisted of 13 and 39 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of October 1, 2006, we had 143 company-owned restaurants that met this criterion.

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

Stock-Based Compensation

Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of APB 25, and related interpretations and adopted the disclosure-only provisions of SFAS 123. Under APB 25, no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective January 2, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. As of October 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $20.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. Accordingly, we have modified the “Stock-Based Compensation” section of our critical accounting policies from the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 as follows:

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

Results of Operations

Our operating results for the three and nine months ended October 1, 2006 and October 2, 2005 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues:
Restaurant sales	98.7%	98.9%	98.9%	99.1%
Franchise and other revenues	1.3%	1.1%	1.1%	0.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food, beverage and paper supplies	24.8%	24.8%	24.8%	24.8%
Labor (1)	36.0%	35.8%	36.5%	36.7%
Direct operating and occupancy	19.6%	19.4%	19.6%	19.6%

Cost of sales	80.4%	80.0%	80.9%	81.2%

General and administrative (2)	7.9%	6.9%	8.0%	6.7%
Depreciation and amortization	5.2%	5.3%	5.2%	5.3%
Pre-opening costs	0.8%	0.8%	0.6%	0.9%
Loss on impairment of property and equipment	0.0%	0.8%	0.0%	0.3%
Store closure costs	0.0%	0.6%	0.0%	0.2%

Operating income	6.8%	6.4%	6.1%	6.2%

Other income (expense):
Interest income	0.1%	0.1%	0.2%	0.2%
Other income	0.0%	0.0%	0.0%	0.3%
Equity in net loss of unconsolidated joint venture	0.0%	0.0%	0.0%	0.0%

Total other income	0.1%	0.1%	0.2%	0.5%

Income before income tax provision	7.0%	6.6%	6.3%	6.7%
Income tax provision	2.3%	2.1%	2.1%	2.1%

Net income	4.7%	4.5%	4.2%	4.5%

(1)	Labor percentage includes approximately 10 basis points of stock-based compensation in each of the three and nine months ended October 1, 2006, respectively, compared to none in each of the three and nine months ended October 2, 2005.
(2)	General and administrative percentage includes approximately 100 and 90 basis points of stock-based compensation in the three and nine months ended October 1, 2006, respectively, compared to none in each of the three and nine months ended October 2, 2005.

The following table details the number of restaurants at the end of the third quarter of 2006:

Third Quarter 2006	Total Units at July 2, 2006	Opened	Acquired	Closed	Total Units at October 1, 2006
Company-owned full service domestic	155	3	—	—	158
Company-owned ASAP domestic	6	1	—	—	7
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	18	—	—	1	17
Franchised international	13	1	—	—	14

Total	193	5	—	1	197

In an effort to better clarify unit level economics, we now present supplemental operating data for each of our concepts. Accordingly, supplemental information (as of October 1, 2006) has been grouped into 1) 158 company-owned full service California Pizza Kitchen restaurants; 2) seven company-owned California Pizza Kitchen ASAP restaurants and 3) one company-owned LA Food Show restaurant:

Third Quarter 2006	# of Stores	Weekly Sales Average	(000) Restaurant Sales	(000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Full Service Restaurants
Q3, 2006	158	66,971	136,592	109,489	80.2%
Q3, 2005	148	63,615	120,288	95,928	79.7%
Year over year change		5.3%	13.6%	14.1%	(50	)bps

ASAP Restaurants
Q3, 2006	7	37,311	3,278	2,850	86.9%
Q3, 2005	5	29,772	1,935	1,702	88.0%
Year over year change		25.3%	69.4%	67.5%	110	bps

LA Food Show
Q3, 2006	1	77,273	1,004	898	89.4%
Q3, 2005	1	67,255	874	827	94.6%
Year over year change		14.9%	14.9%	8.6%	520	bps

Total restaurants
Q3, 2006	166	65,816	140,874	113,237 (2)	80.4%
Q3, 2005	154	62,522	123,097	98,457	80.0%
Year over year change		5.3%	14.4%	15.0%	(40	)bps

(1)	Cost of sales includes food, beverage and paper supplies, labor, and direct operating and occupancy costs.
(2)	Cost of sales includes approximately $202,000, or 10 basis points, of stock-based compensation in the third quarter of 2006 compared to none in the third quarter of 2005.

Fiscal Year 2006	# of Stores	Weekly Sales Average	(000) Restaurant Sales	(000) Cost of Sales (1)	Cost of Sales as a Percentage of Sales
Full Service Restaurants
YTD, 2006	158	65,247	393,049	317,272	80.7%
YTD, 2005	148	62,237	344,226	278,744	81.0%
Year over year change		4.8%	14.2%	13.8%	30	bps

ASAP Restaurants
YTD, 2006	7	35,623	7,970	6,917	86.8%
YTD, 2005	5	29,340	5,159	4,603	89.2%
Year over year change		21.4%	54.5%	50.3%	240	bps

LA Food Show
YTD, 2006	1	76,340	2,977	2,713	91.1%
YTD, 2005	1	67,199	1,546	1,516	98.1%
Year over year change		13.6%	92.6%	79.0%	700	bps

Total restaurants
YTD, 2006	166	64,262	403,996	326,902 (2)	80.9%
YTD, 2005	154	61,248	350,931	284,863	81.2%
Year over year change		4.9%	15.1%	14.8%	30	bps

(1)	Cost of sales includes food, beverage and paper supplies, labor, and direct operating and occupancy costs.
(2)	Cost of sales includes approximately $706,000, or 10 basis points, of stock-based compensation in the nine months ended October 1, 2006 compared to none in the nine months ended October 2, 2005.

Three months ended October 1, 2006 compared to the three months ended October 2, 2005

Total Revenues. Total revenues increased by $18.3 million, or 14.7%, to $142.8 million in the third quarter of 2006 from $124.5 million in the third quarter of 2005 due to a $17.8 million increase in restaurant sales and a $0.5 million increase in franchise and other revenues. The increase in restaurant sales was due to a 5.3% increase in weekly sales averages for our full service restaurants, $3.3 million in sales derived from our CPK/ASAP restaurants and $1.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 5.6%, which was driven by a 2.2% increase in dine-in guest counts, a 0.8% increase in off-premise counts and a 3.9% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $4.4 million, or 14.4%, to $34.9 million in the third quarter of 2006 from $30.5 million in the third quarter of 2005. Food, beverage and paper supplies as a percentage of restaurant sales was 24.8% in both the third quarter of 2006 and 2005. The dollar increase was primarily due to higher produce and alcohol costs offset by lower dairy costs.

Labor. Labor increased by $6.6 million, or 15.0%, to $50.7 million in the third quarter of 2006 from $44.1 million in the third quarter of 2005. As a percentage of restaurant sales, labor increased to 36.0% in the third quarter of 2006 from 35.8% in the third quarter of 2005. The increase in labor as a percentage of restaurant sales was primarily due to increased management labor costs and taxes and benefits. Labor in the third quarter of 2006 also included $202,000 of stock-based compensation expense in accordance with SFAS 123R compared to none in the third quarter of 2005.

Direct operating and occupancy. Direct operating and occupancy increased by $3.8 million, or 16.0%, to $27.6 million in the third quarter of 2006 from $23.8 million in the third quarter of 2005. Direct operating and occupancy as a percentage of restaurant sales increased to 19.6% in the third quarter of 2006 from 19.4% in the third quarter of 2005. The increase in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to increased utility, repair and maintenance expenses.

General and administrative. General and administrative costs increased by $2.7 million, or 31.4%, to $11.3 million in the third quarter of 2006 from $8.6 million in the third quarter of 2005. General and administrative costs as a percentage of total revenue increased to 7.9% in the third quarter of 2006 from 6.9% in the third quarter of 2005. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and $1.4 million in stock-based compensation expense in accordance with SFAS 123R.

Depreciation and amortization. Depreciation and amortization increased by $0.8 million, or 12.1%, to $7.4 million in the third quarter of 2006 from $6.6 million in the third quarter of 2005. The increase in the third quarter of 2006 was primarily due to the addition of 10 full service restaurants and three CPK/ASAPs since the third quarter of 2005.

Pre-opening costs. Pre-opening costs increased by $0.1 million to $1.1 million in the third quarter of 2006 from $1.0 million in the third quarter of 2005. We opened three full service restaurants and one CPK/ASAP opening in the third quarter of 2006 compared to four full service restaurants opening in the third quarter of 2005.

Loss on impairment of property and equipment. There was no loss on impairment of property and equipment in the third quarter of 2006 compared to $1.0 million in the third quarter of 2005. The $1.0 million was primarily due to the write down of impaired assets related to one of our full service restaurants.

Store closure costs. There were no store closure costs in the third quarter of 2006 compared to $770,000 in the third quarter of 2005. These costs related to restaurant lease buyout costs associated with two restaurants in the third quarter of 2005.

Interest income. Interest income decreased by $27,000 to $154,000 in the third quarter of 2006 from interest income of $181,000 for the third quarter of 2005. The decrease was a result of decreased cash and marketable securities balances in the third quarter of 2006 from the third quarter of 2005 partially offset by higher interest rates.

Income tax provision. The effective income tax rate was 33.0% for the third quarter of 2006 compared to 32.4% for the third quarter of 2005. The tax rate of 33.0% for the third quarter of 2006 resulted primarily from a higher combined state tax rate relative to the prior year.

Net income. Net income increased by $1.2 million to $6.7 million in the third quarter of 2006 from $5.5 million in the third quarter of 2005. Net income as a percentage of revenues increased to 4.7% in the third quarter of 2006 from 4.5% in the prior year.

Nine months ended October 1, 2006 compared to the nine months ended October 2, 2005

Total Revenues. Total revenues increased by $54.4 million, or 15.4%, to $408.6 million in the first nine months of 2006 from $354.2 million in the first nine months of 2005 due to a $53.1 million increase in restaurant sales and a $1.3 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.8% increase in weekly sales averages for our full service restaurants, $8.0 million in sales derived from our CPK/ASAP restaurants and $3.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 5.6%, which was driven by a 1.9% increase in guest counts and a 3.8% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $13.0 million, or 14.9%, to $100.2 million in the first nine months of 2006 from $87.2 million in the first nine months of 2005. Food, beverage and paper supplies as a percentage of restaurant sales was 24.8% for both the first nine months of 2006 and 2005. The dollar increase was primarily due to an increase in alcoholic beverage costs and produce costs offset by reduced dairy costs.

Labor. Labor increased by $18.6 million, or 14.4%, to $147.6 million in the first nine months of 2006 from $129.0 million in the first nine months of 2005. As a percentage of restaurant sales, labor decreased to 36.5% in the first nine months of 2006 from 36.7% in the first nine months of 2005. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor training costs in the first nine months of 2006 than in the first nine months of 2005 associated with the point-of-sale system rollout, sales leverage of management labor and hourly labor, two CPK/ASAPs and seven new full service restaurant openings in the first nine months of 2006 compared to one CPK/ASAP and twelve new full service restaurants in the first nine months of 2005 and no restaurant remodels in the first nine months of 2006 compared to six restaurant remodels in the first nine months of 2005. Labor in the first nine months of 2006 also included $706,000 of stock-based compensation expense in accordance with SFAS 123R.

Direct operating and occupancy. Direct operating and occupancy increased by $10.4 million, or 15.1%, to $79.1 million in the first nine months of 2006 from $68.7 million in the first nine months of 2005. Direct operating and occupancy as a percentage of restaurant sales was 19.6% for both the first nine months of 2006 and 2005. The dollar increase in direct operating and occupancy expenses was primarily due to increased utility, repairs and maintenance expenses.

General and administrative. General and administrative costs increased by $8.8 million, or 36.8%, to $32.7 million in the first nine months of 2006 from $23.9 million in the first nine months of 2005. General and administrative costs as a percentage of total revenue increased to 8.0% in the first nine months of 2006 from 6.7% in the first nine months of 2005. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations, $3.8 million in stock-based compensation expense in accordance with SFAS 123R and increased bonuses in line with operational performance exceeding expectations.

Depreciation and amortization. Depreciation and amortization increased by $2.8 million, or 15.1%, to $21.4 million in the first nine months of 2006 from $18.6 million in the first nine months of 2005. The increase was primarily due to the addition of 10 full service restaurants and three CPK/ASAPs since the third quarter of 2005.

Pre-opening costs. Pre-opening costs decreased by $0.6 million to $2.5 million in the first nine months of 2006 from $3.1 million in the first nine months of 2005. The decrease was due to two CPK/ASAP and seven full service restaurants opening in the first nine months of 2006 compared to one CPK/ASAP and twelve full service restaurants opening in the first nine months of 2005.

Loss on impairment of property and equipment. There was no loss on impairment of property and equipment in the first nine months of 2006 compared to $1.1 million in the first nine months of 2005. The $1.1 million was primarily due to the write down of impaired assets related to one of our full service restaurants.

Store closure costs. There were no store closure costs in the first nine months of 2006 compared to $770,000 in the first nine months of 2005. These costs related to restaurant lease buyout costs associated with two restaurants in the third quarter of 2005.

Interest income. Interest income increased by $90,000 to $666,000 in the first nine months of 2006 from $576,000 in the first nine months of 2005. The increase was a result of higher interest rates partially offset by decreased cash and marketable securities balances in the first nine months of 2006.

Other income. There was no other income in the first nine months of 2006 compared to $1.1 million in the first nine months of 2005. Other income in 2005 resulted from unredeemed gift certificates that were previously recorded as a liability and whose likelihood of redemption was determined to be remote, thus resulting in recognized income.

Income tax provision. The effective income tax rate was 33.0% for the first nine months of 2006 compared to 32.1% for the nine months of 2005. The tax rate of 33.0% for the first nine months of 2006 resulted primarily from a higher combined state tax rate relative to the prior year.

Net income. Net income increased by $1.3 million, or 8.1%, to $17.3 million in the first nine months of 2006 from $16.0 million in the first nine months of 2005. Net income as a percentage of revenues decreased to 4.2% in the first nine months of 2006 from 4.5% in the prior year. The decrease as a percentage of revenues was primarily due to the $3.0 million total stock-based compensation charge, net of taxes, incurred in the first nine months of 2006.

Liquidity and capital resources

We fund our capital requirements through cash flow from operations. For the first nine months of 2006, net cash flows provided by operating activities were $47.0 million compared to $29.0 million for the first nine months of 2005. Net cash flows provided by operating activities for the first nine months of 2006 were higher than the first nine months of 2005 primarily due to an increase in depreciation, non-cash compensation expense, deferred rent credits, prepaid expenses and other assets and accrued liabilities partially offset by cash used by other receivables and accounts payable.

Net cash flows used in investing activities for the first nine months of 2006 decreased to $34.9 million from $43.5 million for the first nine months of 2005 due to lower capital expenditures related to new restaurants and capitalized maintenance and less liquidation of our investments in marketable securities. The 2005 comparable period also included the purchase of the remaining interest in LA Food Show.

We opened seven new prototype full service restaurants and two CPK/ASAPs in the first nine months of 2006. The new full service restaurant prototype is larger than our pre-2004 prototype and requires, on average, a higher net investment than our pre-2004 restaurants due to its increased size. However, we expect, and have seen, corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $330,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. A CPK/ASAP restaurant requires, on average, a gross cash investment of approximately $1.2 million and is approximately 3,000 square feet. We are testing the CPK/ASAP concept in various markets, experimenting with menu items by day part and evaluating marketing research. Over the next 12 months we expect to develop a prototype that will be rolled out more aggressively throughout the country.

Net proceeds from issuance of common stock were $4.0 million for the first nine months of 2006 compared to $6.5 million for the first nine months of 2005 and consisted of purchases under our employee stock purchase plan of $0.8 million and $0.8 million, respectively, and common stock option exercises of $3.2 million and $5.7 million, respectively. On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 873,515 shares were repurchased under both the August 2004 program and the June 2006 Program during the first nine months of 2006 for an aggregate purchase price of $24.7 million. The average purchase price per share for the first nine months of 2006 was $28.26. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program.

In June 2006 we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of October 1, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of October 1, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of October 1, 2006.

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

As of October 1, 2006 we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of October 1, 2006 (in millions):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$277.0	$7.4	$67.2	$62.7	$139.7

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of October 1, 2006 we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In June 2006 we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of October 1, 2006. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of October 1, 2006. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of October 1, 2006. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We conducted an evaluation under the supervision and with the participation of our management, including our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to California Pizza Kitchen, Inc., including its consolidated subsidiaries, required to be disclosed in reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting –There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the SEC on March 17, 2006 and incorporated herein by reference. There were no material changes in the third quarter of 2006 for the risk factors described in the 10-K. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the third quarter of 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/03/06-08/06/06	—	—	—	$5,674,359
08/07/06-09/03/06	562,037	$27.76	562,037	$18,538,780
09/04/06-10/01/06	62,000	$28.54	62,000	$16,769,222

Total	624,037	$27.84	624,037	$16,769,222

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in August 2004. Under the plan, up to $20.0 million of Company stock could be reacquired over a 24-month period. In June 2006, the Board of Directors authorized an additional stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions. Under the plan authorized in June 2006, up to $30.0 million of Company stock could be reacquired over a 24-month period.

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

Dated: November 13, 2006

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1 (A)	Certificate of Incorporation

3.2 (A)	Bylaws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004