Form 10-K
period 2006-12-31
CALIFORNIA PIZZA KITCHEN INC
filed 2007-03-14
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, the last trading day of the second fiscal quarter, was approximately $369 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 12, 2007, 19,368,538 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2007 Annual Meeting of Stockholders to be held June 20, 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2006 ANNUAL REPORT ON FORM 10-K

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended December 29, 2002, December 28, 2003, January 2, 2005, January 1, 2006 and December 31, 2006 are referred to as fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2004 which was a 53-week year. All prior quarters consisted of 13 weeks except for 2004 which included a final quarter of 14 weeks.

PART I.

Item 1.    Business

Overview and Strategy

California Pizza Kitchen, Inc. (referred herein as the “Company” or in the first person notations “we,” “our,” and “us”) is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 14, 2007, we own, license or franchise 209 restaurants in 28 states, the District of Columbia and six foreign countries, of which 179 are company-owned and 30 operate under franchise or license arrangements. During our 22 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcases recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as The Original BBQ Chicken Pizza, Thai Chicken Pizza, Kung Pao Spaghetti, The Original BBQ Chicken Chopped Salad and the Waldorf Chicken Salad, as well as more recently introduced items such as the Thai Crunch Salad, The Greek Pizza, Mango Tandoori Chicken Pizza, Chicken Piccata, Chicken Marsala, Chicken Milanese, Avocado Club Egg Rolls and Lettuce Wraps. Our Thai Crunch Salad won the MenuMasters Award for Best Single Product Rollout in 2006. In addition, our entire menu is trans-fat free. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

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

Our 209 restaurants include 11 company-owned and operated California Pizza Kitchen ASAPs (“ASAP”). We developed the ASAP concept to cater to a fast, casual dining experience compared to our full service restaurants. Additional infrastructure has been allocated to the ASAP concept and during 2007 we expect to refine return on investment, assess real estate sites and evaluate new menu items and results of consumer research for this concept.

Menu

Our menu committee, which is led by our co-founders and co-Chief Executive Officers (“co-CEOs”), Richard Rosenfield and Larry Flax, continuously experiments with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza—the premium pizza. For example, our signature creation, The Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of barbeque chicken breast, smoked gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Among our other innovative pizzas are the California Club, The Greek, Mango Tandoori Chicken, Carne Asada, Shrimp Scampi, Jamaican Jerk Chicken and Pear & Gorgonzola.

We have broadened our menu beyond pizza to include pastas, salads, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken Tequila Fettuccine, which captures Southwestern flavors in a rich tequila-lime and jalapeño cream sauce, The Original BBQ Chicken Chopped Salad, which uses both barbecue sauce and garden-herb ranch dressing, the Chinese Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Rolls appetizers, which are sprinkled with herbs and baked in our pizza ovens. We also recently introduced three specialty entrees: Chicken Piccata, Chicken Marsala and Chicken Milanese.

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom Pepperoni Sausage Pizza, the Fresh Tomato, Basil & Garlic Pizza, and the Sweet & Spicy Italian Sausages Pizza that combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese, and our Sicilian Pizza made with spicy marinara sauce, spicy Capicola ham, julienne salami and fontina, mozzarella and parmesan cheeses. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high-quality versions of popular salads, including the Waldorf Chicken, Classic Caesar, Thai Crunch and Original Chopped.

All of our menu items are prepared to order in our restaurants. This reinforces our customers’ confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items at least once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $5.29 to $16.99 and our average dine-in guest check during 2006 was approximately $12.85, including alcoholic beverages. We offer a variety of wines by the bottle or glass, bottled and tap beers, as well as mixed drinks, primarily to complement our menu offerings in all restaurants in which we have liquor licenses.

Operations

Restaurant Management.    We currently have 32 regional directors who report to four vice presidents of operations. These vice presidents report to our co-CEOs. Each regional director oversees from four to eight restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two other managers. Additionally, depending upon the size, location and sales volume of a restaurant, we may also employ another kitchen manager and/or a third manager in the dining area. Most of our full service restaurants employ approximately 60 to 80 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to service, food and beverage preparation, maintenance of facilities, quality and safety. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. Our management training program lasts for 10 weeks and is completed in one of our 60 certified training restaurants. Management training includes service, kitchen and overall management responsibilities, with intense focus on food preparation, the essence of the California Pizza Kitchen experience. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. After spending the first eight weeks in their certified training restaurant, new managers spend the last two weeks of training in their home restaurant, working side-by-side with the general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future growth. In addition, we have detailed written operating procedures, standards and controls, finance modules, food quality assurance systems and safety programs. We hold either general manager conferences or regional director updates during which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics. This same information is then communicated to all levels of management through the regional vice presidents and regional directors, ensuring that identical messages are communicated to each manager in our company.

When we open a new restaurant, we provide varying levels of training to each employee as necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive training of all new employees for that restaurant. Our training team remains on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of all new employees. Each region also has one regional training manager who periodically oversees the training processes in each location to ensure our industry-leading training standards are achieved.

Recruiting and Retention.    We seek to hire experienced managers and staff. We support our employees by offering competitive wages and benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including eligible part-time workers, and discounts on dining. We also have an employee stock purchase plan which allows all employees to participate who have worked for us for at least one year and who work a minimum of 20 hours per week.

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

Customer Satisfaction.    Customer satisfaction is critically important to us. To that end, we solicit and analyze our customers’ opinions through web-based and telephonic surveying of randomly selected guests every month (a minimum of 60 to 75 per restaurant), which is a vital tool in our quality control efforts from both a food quality and customer service perspective.

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

We entered a sponsorship agreement with the Los Angeles Dodgers in 2006 to promote California Pizza Kitchen at Dodger Stadium. We were the exclusive pizza provider at Dodger Stadium for the 2006 baseball season.

During 2006, our public relations efforts led to coverage on a national level in the Wall Street Journal, New York Times, Los Angeles Times and segments on CNBC’s Morning Call and Squawk Box, Jim Cramer’s Mad Money, The Today Show, The View and The Rachael Ray Show. In addition, Company representatives were invited to demonstrate our creative California-style cuisine on local television programs in over 15 major markets and were written about in major daily newspapers from coast to coast. We also appeared in the major motion picture, Unaccompanied Minors.

We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fundraising events with invitations to media personalities and community leaders. In addition, we donate 100% of pizza sales from a designated day immediately following the opening to worthwhile local charities. During 2006 the California Pizza Kitchen Foundation contributed over $240,000 to charities across the U.S. compared to contributing over $200,000 in 2005.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes through ongoing in-kind donations. We have developed two cookbooks and 100% of the proceeds from these cookbooks are donated to various charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. Additionally, a portion of the proceeds from our premium frozen pizza sales sold at retail outlets are also donated to local charities.

We conduct consumer research to monitor our customer satisfaction and we also engage to a limited extent in paid advertising for individual restaurant locations, including magazines, newspaper inserts, billboards, electronic and direct mail. On-going marketing efforts include business-to-business programs, CPKids programs with local schools and children’s organizations, and hotel concierge and new resident programs. We utilize a variety of printed materials, including take-out and catering menus, mall employee pizza passes, take-out bag stuffers, check presenter inserts, Be Our Guest cards and electronic gift cards.

In 2006, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. At this stage of our development, we expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

Company-owned Restaurant Expansion Strategy and Site Selection

Our full service restaurants continue to represent the majority of our growth in the near term, and our expansion strategy focuses primarily on further penetrating existing markets. As a result, we anticipate over the next several years that a majority of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

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

We tested a “new” prototype in fiscal 2004. As such, our openings in fiscal years 2004, 2005 and 2006 included opening 3, 15 and 16 new prototype full service restaurants, respectively. The new prototypes demonstrated encouraging daypart trends, check averages and alcoholic beverage sales and are the basis for expansion plans in the future. The new prototype full service restaurants are larger than our former units. The new prototype restaurants are approximately 5,800 square feet and have approximately 200 indoor and outdoor seats and also features a bar area that has been designed to create a more comfortable experience that will enhance our dinner business. We have the ability to operate a full service restaurant in less than the new prototype size, particularly if we are able to secure additional patio seating. We believe the size and flexibility of our formats provides us with a competitive advantage in securing sites. As of March 14, 2007, we have opened 34 new prototype full service restaurants and have signed leases and letters of intent for another 16 to 18 which are expected to be opened by the end of the fiscal year.

We continually evaluate opportunities for new concepts through both internal development and acquisition. 2007 marks the second year of evaluating the fast casual market. As of March 14, 2007, we own 11 ASAP restaurants that compete in this market, are currently planning to open one additional ASAP restaurants later in fiscal 2007 and are evaluating a further expansion development plan for this concept.

In March 2003 we purchased a 25% interest in LA Food Show, Inc. (“LA Food Show”) for $2 million. On April 25, 2005, we acquired the remaining 75% interest in LA Food Show for $6.0 million. The interest acquired in LA Food Show was predominantly owned by our co-founders and co-CEOs, Richard Rosenfield and Larry Flax. Of the $6.0 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5,938,840. We expect to open our second LA Food Show location in Beverly Hills, California in fiscal 2007.

Unit Level Economics

The following table presents supplemental operating data for each of our concepts. Supplemental information (as of December 31, 2006) has been grouped into: 1) 167 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned California Pizza Kitchen ASAP restaurants and 3) one company-owned LA Food Show restaurant:

Fiscal Year 2006	# of Stores		Weekly Sales Average	(,000) Restaurant Sales	(,000) Cost of Sales(1)	Cost of Sales as a Percentage of Sales
Full Service Restaurants
YTD, 2006	167	(2)	65,406	532,527	430,419	80.8%
YTD, 2005	151		62,383	465,190	376,419	80.9%

Year over year change			4.8%	14.5%	14.3%	10	bps

ASAP Restaurants
YTD, 2006	9		35,081	11,436	10,095	88.3%
YTD, 2005	5		29,592	7,106	6,302	88.7%

Year over year change			18.5%	60.9%	60.2%	40	bps

LA Food Show
YTD, 2006	1		77,011	4,005	3,636	90.8%
YTD, 2005	1		67,834	2,442	2,337	95.7%

Year over year change			13.5%	64.0%	55.6%	490	bps

Total restaurants
YTD, 2006	177	(2)	64,317	547,968	444,150 (3)	81.1%
YTD, 2005	157		61,390	474,738	385,058	81.1%

Year over year change			4.8%	15.4%	15.3%	—	bps

(1)	Cost of sales includes food, beverage and paper supplies, labor, and direct operating and occupancy costs.
(2)	One of our full service restaurants was closed on December 24, 2006. We have included this store in the above table for comparison purposes.
(3)	Cost of sales includes approximately $917,000, or 20 basis points, of stock-based compensation in fiscal 2006 compared to none in fiscal 2005. See Note 9 to the Notes to Consolidated Financial Statements.

Full service restaurants opened in fiscal 2006 are approximately 5,800 square feet with approximately 200 seats. Our average gross investment was approximately $2.8 million for all 16 full service restaurants opened in 2006, excluding pre-opening costs, which averaged approximately $300,000 per restaurant. The four ASAP restaurants opened in fiscal 2006 are approximately half the size of a full service restaurant.

Restaurant Franchise and Licensing Arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the ASAP concept in 1996. Our franchised ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. Our largest ASAP franchisee, HMSHost Corporation (“HMSHost”), operates 15 California Pizza Kitchen ASAP restaurants throughout the United States, primarily in airports. MGM Mirage operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada. As of December 31, 2006, we have three international franchisees. One international franchisee operates seven full service restaurants with three in Hong Kong and one each in Indonesia, Singapore, Malaysia and Shanghai,

China. Another international franchisee operates five full service restaurants in the Philippines. The third international franchisee operates two full service restaurants in Japan. In January 2007, we signed an agreement with Grupo Calpik, S.A. de C.V. of Mexico to develop a minimum of 15 restaurants throughout Mexico within the next 10 years. In February 2007, we signed a letter of intent for a development agreement with Iris Co., LTD to open and operate a minimum of 15 restaurants throughout South Korea over the next 10 years.

HMSHost has preferred rights to open new ASAP restaurants in airports and in travel plazas along toll-roads in North America. However, any location proposed by HMSHost is subject to approval by us at our sole discretion. Once we have agreed to HMSHost’s development of an ASAP restaurant in an airport or travel plaza location, our right to license or operate a restaurant ourselves at that location is limited. In fiscal 2006, we agreed to extend our relationship with HMSHost until 2012. Upon approval of additional locations, HMSHost pays an initial franchise fee of $20,000 for each ASAP restaurant at a new location, $10,000 for each additional ASAP restaurant at an existing location, and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as an HMSHost concessionaire agreement to operate at an airport or mall terminates.

Our territorial development agreements with our other franchisees grant them the right to operate restaurants in an identified territory subject to meeting development obligations and excluding certain types of locations. Our basic franchise agreement with these franchisees generally requires payment of an initial fee of between $50,000 and $65,000 for a full service restaurant, as well as continuing royalties at a rate of 5% of gross revenue. Most of our franchise agreements contain a 10- or 20-year term.

Agreement with Kraft Pizza Company

In 1997 we entered into a trademark license agreement with Kraft Pizza Company (“Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada, including: The Original BBQ Chicken, Five-Cheese & Fresh Tomato, Thai Chicken, Garlic Chicken and Mushroom Pepperoni Sausage. In 2005, Kraft introduced the California Pizza Kitchen “Crispy Thin Crust” line with three popular California Pizza Kitchen pizzas: Sicilian, Margherita and White, on a Neapolitan-style crust. In 2006, Kraft expanded the California Pizza Kitchen Crispy Thin line with two new pizzas, the Garlic Chicken and BBQ Chicken. Our frozen pizzas are currently sold in 50 states in approximately 17,000 points of distribution through select grocers, including major markets such as Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta. Distribution will continue to expand with a continued focus on those markets in which our restaurants are located.

We collect royalties based on a tiered schedule and is calculated as a percentage of Kraft’s net sales of our premium frozen pizzas. We received $3.7 million in royalties in fiscal 2006, an increase of over 82% from fiscal 2005. Kraft is also obligated to spend a percentage of net sales on advertising and promotion of California Pizza Kitchen’s licensed products.

Management Information Systems

All of our restaurants use computerized information technology systems which are designed to improve operating efficiencies, provide corporate management timely access to financial and marketing data, reduce restaurant and corporate administrative time and expense and facilitate an enjoyable guest experience by allowing our guests to customize menu items, food preparation and payment options as desired. Our restaurant systems include a point-of-sale system, a labor scheduling and management application and an inventory usage analysis system. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts, daily labor expense and inventory movement. This information drives in-store reporting and analysis systems designed to help our management teams run their restaurants efficiently and profitably. Each week, every restaurant prepares a flash profit and loss statement that is compared to other relevant measures such as budget and prior year. Additionally, the information is generally transmitted to the corporate office on a daily basis for use by our corporate information systems.

Our corporate information systems provide management with operating reports that show restaurant performance comparisons against items such as budget, prior years and other company restaurants. Multiple reporting time frames are available, including current week, current accounting period and year-to-date. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly, and monthly basis.

We believe these systems enable both restaurant and corporate management to adequately manage the operation and financial performance of our restaurants as necessary to support our planned expansion. Additionally, we believe the systems are scalable and flexible enough to accommodate or integrate with any technologies necessary to support new initiatives.

Purchasing

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. Specific, qualified manufacturers and growers are then inspected and approved for use. This process is repeated at least once a year. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing staff generally negotiates prices based on one of two formats: fixed-price contracts generally with terms of from one month to one year or monthly commodity pricing formulas.

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

Employees

As of December 31, 2006, we have approximately 13,900 employees, including approximately 180 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

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

Trademarks

Our registered trademarks and service marks include, among others, the word marks “California Pizza Kitchen” and “LA Food Show,” as well as the California Pizza Kitchen and California Pizza Kitchen ASAP logos. We have registered our marks with the United States Patent and Trademark Office. We have registered our most significant trademarks and service marks in many foreign countries. In order to better protect our brand, we have also registered our ownership of the Internet domain names “www.cpk.com” and “www.californiapizzakitchen.com.” We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

Availability of Reports

Our Internet address is www.cpk.com. At this internet website we make available, free of charge, our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licenses. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. We are also subject to federal and state laws that regulate the offer and sale of franchises and substantive aspects of a licensor-licensee relationship. Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, employment eligibility requirements and sales taxes.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, may impact aspects of our operations. During fiscal 2006, there were no material capital expenditures for environmental control devices and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make the restaurants readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

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

We are pursuing a disciplined growth strategy that to be successful, depends on our ability and the ability of our franchisees and licensees to open new restaurants and to operate these new restaurants on a profitable basis.

The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including: the hiring, training and retention of qualified operating personnel, especially managers; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets; and general economic conditions.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods twice a week at a set, flat fee per case to all of our restaurants. Our contract with our national master distributor is up for renewal in July 2007. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

Forty-one percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Together with our franchisees, we currently operate a total of 80 restaurants in California (75 are company-owned and five are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997 and the possibility exists that the federal minimum wage will be increased in the near future. However, 41.0% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.75 per hour effective January 1, 2002 to $7.50 per hour effective January 1, 2007. During 2006, Connecticut, Florida, Hawaii, New York, Washington DC, Maryland, Ohio, Michigan and New Jersey increased their minimum wage. Similar increases may be implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Future changes in financial accounting standards may affect our reported results and/or reported results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease, which was renewed effective September 1, 2002 and extends until August 2012. We lease substantially all of our restaurant facilities, although we own our restaurants in: Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; Schaumburg, Illinois; and one location in Atlanta, Georgia. A majority of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Current Restaurant Locations

As presented in the table below, as of March 14, 2007, we own, license or franchise 209 restaurants in 28 states, the District of Columbia and six foreign countries, of which 179 are company-owned and 30 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost, which operates 15 ASAP restaurants; MGM Mirage, which operates one full service restaurant in a Las Vegas casino; and three international franchisees which currently operate a total of 14 full service restaurants in Hong Kong, Indonesia, Japan, Malaysia, Shanghai, Singapore and the Philippines.

	Company-Owned Restaurants(1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants Total	Total
Domestic
Alabama	2	—	—	2
Arizona	4	—	1	5
California	75	—	5	80
Colorado	6	—	—	6
Connecticut	2	—	—	2
Florida	10	—	2	12
Georgia	4	—	—	4
Hawaii…	5	—	—	5
Illinois (2)	11	—	—	11
Kentucky	1	—	—	1
Maryland .	5	—	—	5
Massachusetts	4	—	—	4
Michigan…	4	—	—	4
Minnesota	2	—	1	3
Missouri	5	—	2	7
Nebraska	1	—	—	1
Nevada	1	1	—	2
New Jersey	3	—	—	3
New York	6	—	—	6
North Carolina	3	—	2	5
Ohio	3	—	—	3
Oregon	1	—	—	1
Pennsylvania	1	—	—	1
Texas	8	—	—	8
Utah	2	—	1	3
Virginia	6	—	1	7
Washington	2	—	—	2
Washington, D.C	1	—	—	1
Wisconsin	1	—	—	1
International
Hong Kong, China	—	3	—	3
Indonesia	—	1	—	1
Japan	—	2	—	2
Malaysia	—	1	—	1
Shanghai, China	—	1	—	1
Singapore	—	1	—	1
Philippines	—	5	—	5

Totals as of March 14, 2007	179	15	15	209

(1)	All of our company-owned restaurants are full service, except for 11 ASAP restaurants.
(2)	Includes one restaurant in the Chicago area in which a wholly-owned subsidiary is the general partner and owns approximately 70% of the total partnership interest.

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

	High	Low
Fiscal 2005:
First Quarter	$26.95	$21.95
Second Quarter	29.30	22.30
Third Quarter	33.18	25.50
Fourth Quarter	34.30	27.09
Fiscal 2006:
First Quarter	$34.50	$28.75
Second Quarter	34.25	25.86
Third Quarter	30.99	25.05
Fourth Quarter	33.40	29.46

As of March 12, 2007, there were approximately 136 holders of record of our common stock. On March 12, 2007, the last sale price reported on the Nasdaq National Market for our common stock was $32.03 per share.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return of our common stock with the cumulative total return of (a) the Nasdaq National Market Composite and (b) the S&P Smallcap Restaurant Index for the period commencing August 2, 2000 (the date of our initial public offering) through December 29, 2006, the last trading day before our fiscal year end December 31, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/28/2001	6/28/2002	12/27/2002	6/27/2003	12/26/2003	6/25/2004
California Pizza Kitchen Inc	100.00	99.80	101.89	86.52	78.91	77.59
S&P Smallcap 600 Restaurants	100.00	111.19	93.25	115.99	124.54	129.83
NASDAQ Market Index	100.00	91.53	67.80	62.71	75.24	93.12

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2004	7/01/2005	12/30/2005	6/30/2006	12/29/2006
California Pizza Kitchen Inc	92.56	106.84	128.65	110.58	134.04
S&P Smallcap 600 Restaurants	153.33	164.65	157.19	157.80	174.84
NASDAQ Market Index	95.67	102.05	97.28	104.51	103.47

Dividend Policy

We currently retain all future earnings for the operation and expansion of our business. In June 2006 we entered into a First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004. The Amendment increased our revolving line of credit from $20.0 million to $75.0 million and expires on June 30, 2009. Our credit agreement with Bank of America, N.A. currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital stock or the stock of our subsidiaries unless we have a minimum liquidity of $10 million. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our credit agreement with Bank of America, N.A., or other agreements, and other factors deemed relevant by our Board.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both plans approved by security holders and plans not approved by security holders, will be set forth in the section entitled “Equity Compensation and Other Matters-Equity Compensation Plan Information” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders for which information is incorporated herein by this reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company did not repurchase any of its equity securities during the fourth quarter of 2006. 873,515 shares were repurchased under both the August 2004 Program and the June 2006 Program during fiscal 2006 for an aggregate purchase price of $24.7 million. The average purchase price per share for fiscal 2006 was $28.26. The August 2004 Program expired in the third quarter of 2006. As of December 31, 2006, approximately $16.8 million remains available under the June 2006 Program.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 31, 2006 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data, operating data and footnotes)

	Fiscal Year
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
Restaurant sales	$547,968	$474,738	$418,799	$356,260	$303,427
Franchise and other revenues	6,633	4,861	3,653	3,627	2,895

Total revenues	554,601	479,599	422,452	359,887	306,322
Costs and expenses:
Food, beverage and paper supplies	135,848	118,480	103,813	87,806	73,756
Labor(1)	199,744	173,751	152,949	129,702	110,151
Direct operating and occupancy	108,558	92,827	83,054	70,273	57,885

Cost of sales	444,150	385,058	339,816	287,781	241,792
General and administrative(2)	43,320	36,298	28,794	21,488	18,161
Depreciation and amortization	29,489	25,440	23,975	20,714	17,251
Pre-opening costs	6,964	4,051	737	4,147	3,467
Severance charges(3)	—	—	—	1,221	—
Loss on impairment of property and equipment	—	1,160	—	18,984	2,562
Store closure costs	707	152	2,700	—	—
Legal settlement reserve	—	600	1,333	—	—

Operating income	29,971	26,840	25,097	5,552	23,089
Other income (expense):
Interest income	718	739	571	317	368
Other income	—	1,105	—	—	—
Equity in loss of unconsolidated joint venture	—	(22)	(143)	(349)	—

Total other income (expense)	718	1,822	428	(32)	368

Income before income tax provision	30,689	28,662	25,525	5,520	23,457
Income tax provision (benefit)	9,689	9,172	7,709	(82)	8,009

Net income	$21,000	$19,490	$17,816	$5,602	$15,448

Net income per common share(4):
Basic	$1.08	$1.01	$0.93	$0.30	$0.83
Diluted	$1.06	$0.99	$0.92	$0.29	$0.82
Shares used in calculating net income per common share(4):
Basic	19,412	19,379	19,125	18,867	18,585
Diluted	19,878	19,738	19,267	19,027	18,871
Selected Operating Data:
Restaurants open at end of year	205	188	171	168	149
Company-owned restaurants open at end of year	176	157	141	137	117
Average weekly company-owned full service restaurant sales	$65,406	$62,383	$57,509	$54,896	$55,712
18-month comparable company-owned restaurant sales increase	5.9%	7.5%	8.0%	3.4%	4.6%

	Fiscal Year
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Cash and cash equivalents	$8,187	$11,272	$17,719	$15,877	$31,261
Marketable securities	—	11,408	26,415	18,904	—
Total assets	310,513	274,254	241,804	216,175	195,644
Total debt, including current portion	—	—	—	—	—
Stockholders’ equity	208,343	197,336	167,035	144,210	134,572

(1)	Labor expense for fiscal year 2006 includes approximately $917,000 of stock-based compensation compared to none in each of the fiscal years 2005, 2004, 2003 and 2002.
(2)	General and administrative expense for fiscal years 2006 and 2005 include approximately $5.0 million and $3.6 million of stock-based compensation, respectively, compared to none in each of the fiscal years 2004, 2003 and 2002.
(3)	Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.
(4)	See notes 2 and 10 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 14, 2007, we own, license or franchise 209 restaurants in 28 states, the District of Columbia and six foreign countries, of which 179 are company-owned and operate under the names “California Pizza Kitchen,” “California Pizza Kitchen ASAP,” and “LA Food Show” and the remaining 30 of which operate under franchise or license arrangements. During our 22 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and still remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively “put the world on a pizza.”

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

Following rapid expansion in underdeveloped markets, the Board of Directors asked Richard Rosenfield and Larry Flax, co-founders and co-Chairmen of the Board, to reassume the responsibilities of co-CEOs. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our new restaurant opening schedule, emphasizing quality and profitability beginning in fiscal 2004.

We introduced our new prototype full service restaurant in fiscal 2004, which is larger than our former prototype, and have opened a total of 34 new prototype restaurants thus far. The new prototype is approximately 5,800 square feet, has approximately 200 indoor and outdoor seats and has been designed to create a more comfortable experience that will enhance our dinner business. Total cash investment per full service restaurant in 2006 was $2.8 million (which has not been reduced by any tenant improvement allowances). Pre-opening expenses for each of these new restaurants was approximately $300,000.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of December 31, 2006, we had 147 company-owned restaurants that met this criterion.

Results of Operations

Operating results for fiscal years 2006, 2005 and 2004 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	2006	2005	2004
	(52 weeks)	(52 weeks)	(53 weeks)
Statement of Operations Data:
Revenues:
Restaurant sales	98.8%	99.0%	99.1%
Franchise and other revenues	1.2	1.0	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Food, beverage and paper supplies	24.8	25.0	24.8
Labor(1)	36.5	36.6	36.5
Direct operating and occupancy	19.8	19.5	19.8

Cost of sales	81.1	81.1	81.1
General and administrative(2)	7.8	7.6	6.8
Depreciation and amortization	5.3	5.3	5.7
Pre-opening costs	1.3	0.8	0.2
Severance charges	—	—	—
Loss on impairment of property and equipment	—	0.2	—
Store closure costs	0.1	—	0.6
Legal settlement reserve	—	0.1	0.3

Operating income	5.4	5.6	5.9

Other income:
Interest income	0.1	0.2	0.1
Other income	—	0.2	—

Total other income	0.1	0.4	0.1

Income before income tax provision	5.5	6.0	6.0
Income tax provision	1.7	1.9	1.8

Net income	3.8%	4.1%	4.2%

(1)	Labor percentage includes approximately 20 basis points of stock-based compensation in fiscal year 2006 compared to none in each of the fiscal years 2005 and 2004.
(2)	General and administrative percentage includes approximately 90 and 80 basis points of stock-based compensation in fiscal years 2006 and 2005, respectively, compared to none in fiscal year 2004.

2006 (52 weeks) compared to 2005 (52 weeks)

Total Revenues.    Total revenues increased by $75.0 million, or 15.6%, to $554.6 million in 2006 from $479.6 million in 2005 due to a $73.3 million increase in restaurant sales and a $1.7 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.8% increase in weekly sales averages from our full service restaurants, $11.4 million in sales derived from our ASAP restaurants and $4.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 5.9%, which was driven by a 2.2% increase in positive mix and customer counts and a 3.7% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies.    Food, beverage and paper supplies increased by $17.3 million, or 14.6%, to $135.8 million in 2006 from $118.5 million in 2005. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 24.8% in 2006 from 25.0% in the prior year. The decrease was primarily due to lower dairy prices offset by higher produce costs.

Labor.    Labor increased by $25.9 million, or 14.9%, to $199.7 million in 2006 from $173.8 million in 2005. As a percentage of restaurant sales, labor decreased to 36.5% in 2006 from 36.6% in the prior year. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor costs offset by increased management labor costs. 2006 labor costs also included $0.9 million of stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”) compared to none in 2005.

Direct operating and occupancy.    Direct operating and occupancy increased by $15.8 million, or 17.0%, to $108.6 million in 2006 from $92.8 million in 2005. Direct operating and occupancy as a percentage of restaurant sales increased to 19.8% in 2006 from 19.5% in the prior year. The increase in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to increased utility, repair and maintenance charges, common area maintenance charges and percentage rent.

General and administrative.    General and administrative costs increased by $7.0 million, or 19.3%, to $43.3 million in 2006 from $36.3 million in 2005. General and administrative costs as a percentage of total revenue increased to 7.8% in 2006 from 7.6% in the prior year. The dollar increase in general and administrative expenses was primarily a result of $5.0 million of stock-based compensation expense in accordance with SFAS 123R and additional personnel to support restaurant operations.

Depreciation and amortization.    Depreciation and amortization increased by $4.1 million, or 16.1%, to $29.5 million in 2006 from $25.4 million in 2005. The increase in 2006 was primarily due to the addition of 16 full service restaurants and four ASAPs in the fiscal year.

Pre-opening costs.    Pre-opening costs increased by $2.9 million to $7.0 million in 2006 from $4.1 million in 2005. The increase was due to the 16 full service restaurants and four ASAP restaurants that opened in 2006 compared to the 15 full service restaurants and two ASAP restaurants that opened in 2005. Pre-opening costs also increased by $1.5 million due to the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

Loss on impairment of property and equipment.    We had no loss on impairment of property and equipment in 2006 compared to $1.2 million in 2005. Loss on impairment of property and equipment of $1.2 million in 2005 primarily represents the impairment charge for one company-owned restaurant, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Store closure costs.    We incurred store closure costs of $707,000 in 2006 compared to $152,000 in 2005. Store closure costs in 2006 related to costs incurred to close one store in the last period of 2006. Store closure costs incurred in 2005 related to estimated costs to close one restaurant in the last period of 2005.

Legal settlement reserve.    We had no legal settlement reserve expenses in 2006 compared to $600,000 in 2005. The $600,000 incurred in 2005 related to a potential class-action lawsuit filed in November 2005.

Interest income.    Interest income decreased by $21,000 to $718,000 in 2006 from $739,000 in 2005. The decrease was a result of lower cash balances in 2006 offset by higher interest rates.

Other income.    We did not have other income in 2006 compared to $1.1 million in 2005. Other income of $1.1 million in 2005 consisted of income realized on unredeemed gift certificates.

Income tax provision.    The effective income tax rate was 31.6% for 2006 compared to 32.0% for 2005. The tax rate of 31.6% for fiscal year 2006 resulted primarily from an increase in general business tax credits related to restaurant openings in 2006.

Net income.    Net income increased by $1.5 million, or 7.7%, to $21.0 million in 2006 from $19.5 million in 2005. Net income as a percentage of revenues decreased to 3.8% in 2006 from 4.1% in 2005. The decrease as a percentage of revenues was primarily due to $5.9 million of stock-based compensation charges in 2006 and increased pre-opening expenses.

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

General and administrative.    General and administrative costs increased by $7.5 million, or 26.0%, to $36.3 million in 2005 from $28.8 million in 2004. General and administrative costs as a percentage of total revenue increased to 7.6% in 2005 compared to 6.8% in 2004. The dollar increase in general and administrative expenses was a result of stock-based compensation of $3.6 million in 2005 primarily related to the accounting re-measurement associated with extending the life of certain stock options issued prior to the IPO in August of 2000, additional regional personnel to support restaurant operations and increased professional fees primarily associated with Sarbanes-Oxley compliance.

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

Loss on impairment of property and equipment.    Loss on impairment of property and equipment amounted to $1.2 million in 2005 compared to none in 2004. Loss on impairment of property and equipment of $1.2 million in 2005 primarily represents the impairment charge for one company-owned restaurant, in accordance with SFAS No. 144.

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

Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, we expect our highest earnings to occur in those periods. As a result of all of these factors, results for any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any full year.

Liquidity and Capital Resources

In recent years we have funded our capital requirements primarily through cash flow from operations. In 2006, net cash flow provided by operating activities was $65.5 million compared to $41.9 million in 2005 and $39.4 million in 2004. Net cash flow provided by operating activities exceeded net income for 2006 primarily due to the effects of depreciation and amortization, non-cash compensation charges, net changes in operating assets and liabilities partially offset by net changes in net deferred tax assets. The net change in operating assets and liabilities in 2006 was primarily due to increases in accrued liabilities partially offset by a decrease in other receivables. Net cash flow provided by operating activities exceeded net income for 2005 primarily due to the effects of depreciation and amortization, non-cash compensation charges partially offset by net changes in net deferred tax assets and operating assets and liabilities. Net cash flow provided by operating activities exceeded net income for 2004 primarily due to the effects of depreciation and amortization offset by net changes in deferred rent credits, operating assets and liabilities.

We use working capital to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities in 2006 was $52.3 million compared to $53.9 million in 2005. We opened 16 full service restaurants and four ASAP restaurants in 2006 compared to opening 15 full service restaurants and two ASAP restaurants. Investing activities consisted of capital expenditures of $63.7 million in 2006 compared to $63.1 million in 2005, which primarily resulted from $54.5 million spent on new restaurants compared to $38.2 million in 2005 and $9.2 million spent on capitalized costs and remodels compared to $24.9 million in 2005. Additionally, we acquired the remaining 75% interest in LA Food Show for $5.8 million and also redeemed $15.0 million in marketable securities in 2005.

Net cash used by financing activities was $16.3 million in 2006 compared to net cash provided by financing activities of $5.6 million in 2005 and consisted of employee common stock option exercises and purchases under our employee stock purchase plan. Additionally, on August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 873,515 shares were repurchased under both the August 2004 Program and the June 2006 Program during fiscal 2006 for an aggregate purchase price of $24.7 million. The average purchase price per share for fiscal 2006 was $28.26. As of December 31, 2006 we have a $75.0 million revolving line of credit, of which no balance is currently outstanding. The line of credit expires on June 30, 2009 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. Availability under the credit facility is reduced by outstanding letters of credit, which totaled $5.6 million as of December 31, 2006. In addition, the credit facility includes financial and non-financial covenants, with which we were in full compliance as of December 31, 2006 and as of the date of this report.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. We anticipate total capital expenditures of approximately $85 million in 2007, with the majority of expenditures associated with 16 to 18 full service restaurant openings and three ASAP restaurant openings. We expect to fund all capital requirements during 2007 using operating cash flow and funds from our $75.0 million revolving line of credit. Additionally, we anticipate pre-opening costs per restaurant to approximate $330,000 for a full service restaurant and $170,000 for an ASAP restaurant. Pre-opening costs now include rent expense incurred from the time the restaurant build-out period is complete, and the restaurant is ready for its intended use, through the restaurant opening date. In line with a pronouncement issued by the Financial Accounting Standards Board (“FASB”), FSP 13-1, we began to expense rental costs incurred during this build-out period beginning January 2, 2006. The Company had previously capitalized rent during the build-out period. Any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements for 2007. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Commitments

The following table summarizes our contractual commitments as of December 31, 2006 (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$287.4	$33.0	$69.5	$63.2	$121.7

	$287.4	$33.0	$69.5	$63.2	$121.7

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are five or 10 years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease. The cost of repairs and maintenance is expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized. A reduction in the useful life of our property and equipment could increase annual depreciation expense for the related assets.

Operating Leases

We had historically recognized rent expense for operating leases using a lease term that commenced when actual rent payments began, and generally coincided with a point in time near the date our restaurants opened. This generally had the effect of excluding the build-out period of our restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. As a result of the Company’s review of the SEC’s guidance provided in a February 7, 2005 letter and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases,” we recognized rent over a lease term that included the build-out period. We also capitalized rent during the build-out period as a cost of constructing the related leasehold improvements. Rent from the date the premises were ready for their intended use through the restaurant opening date was included as rent expense in pre-opening expenses. However, in accordance with FSP 13-1, we expensed straight-line rent from the date of possession through construction completion beginning January 2, 2006.

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

We test for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment tests are performed with respect to goodwill at the segment level of reporting. The recoverability of goodwill is reviewed based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, an annual assessment for impairment is performed during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of December 31, 2006, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

During the year ended January 1, 2006 we determined that certain identified property and equipment was impaired and, as such, incurred impairment charges of $1.2 million. We did not incur any impairment charges for the fiscal years ended December 31, 2006 and January 2, 2005.

Self-Insurance

Our business is primarily self-insured for workers’ compensation, automobile, employee health benefits and general liability costs. We record our self-insurance liability, which is determined actuarially, based on claims filed, an estimate of claims incurred but not yet reported, statistical analyses of historical industry data, as well as our own estimates based on historical trends. We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs. As of December 31, 2006, we have outstanding letters of credit of $5.6 million maintained as required by our self-insured casualty programs. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future economic conditions, court decisions and legislative actions. Our future funding estimates anticipate no change in the benefit structure. Statutory changes could have a significant impact on future claim costs.

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

Restaurant, Franchise Revenues and Other Revenues

Revenues from the operation of company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. Royalty fees from our licensing agreement with Kraft are recognized on a quarterly basis and are based on a percentage of Kraft’s sales of our premium frozen pizzas. Revenues from the sale of electronic gift cards are recognized when the electronic gift cards are redeemed.

Pre-opening Costs

We follow Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred as a charge against operations.

Stock-Based Compensation

Prior to fiscal 2006 we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25 no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective January 2, 2006 we adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Black-Scholes valuation model is applied in determining the fair value of option awards, which is then amortized on a straight-line basis over the requisite service period. See Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of stock-based compensation.

New Accounting Standards

The FASB recently issued several new accounting standards. The statements relevant to our line of business and the impact on us are as follows:

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of FIN 48 on our consolidated financial statements; however, we expect the impact to be immaterial.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of December 31, 2006 we had $8.2 million in cash. We liquidated our marketable securities during fiscal year 2006. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations.

In addition, we have a $75.0 million line of credit agreement with Bank of America, N.A. that expires on June 30, 2009. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 0.80%. Currently, there is no outstanding balance under this agreement. Should we draw on this line in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 37 through 55 of this report.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2006.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making our assessment of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that California Pizza Kitchen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). California Pizza Kitchen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that California Pizza Kitchen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, California Pizza Kitchen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 9, 2007

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Pizza Kitchen, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, California Pizza Kitchen, Inc. and subsidiaries changed its method of accounting for Share-Based Payments in accordance with Statement of Accounting Standards No. 123 (revised 2004) and adopted FSP 13-1 “Accounting for Leases” on January 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Pizza Kitchen, Inc and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 9, 2007

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and January 1, 2006

(in thousands, except for share data)

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$8,187	$11,272
Investments in marketable securities	—	11,408
Other receivables	7,876	4,109
Inventories	4,745	3,776
Current deferred tax asset, net	11,721	8,437
Prepaid income tax	—	1,428
Other prepaid expenses and other current assets	5,388	5,492

Total current assets	37,917	45,922
Property and equipment, net	255,382	213,408
Noncurrent deferred tax asset, net	5,867	4,513
Goodwill and other intangibles	5,825	5,967
Other assets	5,522	4,444

Total assets	$310,513	$274,254

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,044	$7,054
Accrued compensation and benefits	15,042	13,068
Accrued rent	14,532	13,253
Deferred rent credits	4,494	4,056
Other accrued liabilities	13,275	9,294
Accrued income tax	3,614	—

Total current liabilities	66,001	46,725

Other liabilities	8,683	5,383

Deferred rent credits, net of current portion	27,486	24,810

Stockholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 19,296,635 and 19,665,689 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	193	197
Additional paid-in capital	221,163	231,159
Accumulated deficit	(13,013)	(34,013)
Accumulated comprehensive loss	—	(7)

Total stockholders’ equity	208,343	197,336

Total liabilities and stockholders’ equity	$310,513	$274,254

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(in thousands, except for share data and footnotes)

	2006	2005	2004
Revenues:
Restaurant sales	$547,968	$474,738	$418,799
Franchise and other revenues	6,633	4,861	3,653

Total revenues	554,601	479,599	422,452
Costs and expenses:
Food, beverage and paper supplies	135,848	118,480	103,813
Labor (1)	199,744	173,751	152,949
Direct operating and occupancy	108,558	92,827	83,054

Cost of sales	444,150	385,058	339,816
General and administrative (2)	43,320	36,298	28,794
Depreciation and amortization	29,489	25,440	23,975
Pre-opening costs	6,964	4,051	737
Loss on impairment of property and equipment	—	1,160	—
Store closure costs	707	152	2,700
Legal settlement reserve	—	600	1,333

Operating income	29,971	26,840	25,097
Other income (expense):
Interest income	718	739	571
Other income	—	1,105	—
Equity in loss of unconsolidated joint venture	—	(22)	(143)

Total other income	718	1,822	428

Income before income tax provision	30,689	28,662	25,525
Income tax provision	9,689	9,172	7,709

Net income	$21,000	$19,490	$17,816

Net income per common share:
Basic	$1.08	$1.01	$0.93

Diluted	$1.06	$0.99	$0.92

Shares used in calculating net income per common share:
Basic	19,412	19,379	19,125

Diluted	19,878	19,738	19,267

(1)	Labor expense for fiscal 2006 includes approximately $917,000 of stock-based compensation compared to none in each of the fiscal years 2005 and 2004.
(2)	General and administrative expense for fiscal years 2006 and 2005 include approximately $5.0 million and $3.6 million of stock-based compensation, respectively, compared to none in fiscal year 2004.

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total
	Shares	Amount
Balances at December 28, 2003	18,947,164	189	215,340	(71,319)	—	144,210
Exercise of employee stock options	236,105	2	3,662	—	—	3,664
Issuance of common stock, under employee stock purchase plan	51,735	1	830	—	—	831
Shares repurchased through stock repurchase program	(70,108)	(1)	(1,344)	—	—	(1,345)
Issuance of additional common stock	67,954	1	1,249	—	—	1,250
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	609	—	—	609
Net income	—	—	—	17,816	—	17,816

Balances at January 2, 2005	19,232,850	192	220,346	(53,503)	—	167,035
Exercise of employee stock options	590,145	6	10,429	—	—	10,435
Issuance of common stock, under employee stock purchase plan	49,861	1	818	—	—	819
Shares repurchased through stock repurchase program	(208,439)	(2)	(5,666)	—	—	(5,668)
Issuance of restricted stock	1,272	—	31	—	—	31
Remeasurement of employee stock options	—	—	3,604	—	—	3,604
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,597	—	—	1,597
Unrealized loss on marketable securities					(7)	(7)
Net income	—	—	—	19,490	—	19,490

Balances at January 1, 2006	19,665,689	197	231,159	(34,013)	(7)	197,336
Exercise of employee stock options	321,011	3	6,660	—	—	6,663
Issuance of common stock, under employee stock purchase plan	43,450	1	838	—	—	839
Shares repurchased through stock repurchase program	(873,515)	(9)	(24,674)	—	—	(24,683)
Issuance of restricted stock	140,000	1	783	—	—	784
Compensation expense	—	—	5,479	—	—	5,479
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	918	—	—	918
Realized loss on marketable securities	—	—	—	—	7	7
Net income	—	—	—	21,000	—	21,000

Balances at December 31, 2006	19,296,635	193	221,163	(13,013)	—	208,343

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(in thousands)

	2006	2005	2004
Operating activities:
Net income	$21,000	$19,490	$17,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,489	25,440	23,975
Non-cash compensation expense	6,263	3,624	—
Equity in loss of unconsolidated joint venture	—	22	143
Loss on impairment of property and equipment	—	1,160	—
Tax benefit from employee stock option exercises	(918)	1,597	609
Store closure costs	7	152	404
Change in net deferred tax assets	(4,638)	(5,270)	165
Change in deferred rent credits	3,114	1,613	(1,055)
Changes in operating assets and liabilities:
Other receivables	(3,767)	105	(1,957)
Inventories	(969)	(674)	(146)
Prepaid expenses and other assets	596	(2,178)	(1,845)
Accounts payable	1,299	(975)	(1,562)
Accrued liabilities	10,706	(2,184)	2,288
Other liabilities	3,293	(39)	550

Net cash provided by operating activities	65,475	41,883	39,385
Investing activities:
Capital expenditures	(63,712)	(63,093)	(31,974)
Purchase of assets of former franchisee	—	—	(1,208)
Change in marketable securities	11,415	15,000	(7,511)
Investment in LA Food Show, Inc.	—	(5,834)	—

Net cash used in investing activities	(52,297)	(53,927)	(40,693)
Financing activities:
Net proceeds from issuance of common stock	7,502	11,265	4,495
Stock repurchase	(24,683)	(5,668)	(1,345)
Tax benefit from option exercise	918	—	—

Net cash (used) provided by financing activities	(16,263)	5,597	3,150

Net (decrease) increase in cash and cash equivalents	(3,085)	(6,447)	1,842
Cash and cash equivalents at beginning of period	11,272	17,719	15,877

Cash and cash equivalents at end of period	8,187	$11,272	$17,719

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8,381	$11,901	$9,903

Cash paid during the period to buy out lease related to store closed in December 2006	$700	$—	$2,296

Supplemental disclosure of investing activities:
Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$7,751	$3,288	$2,179

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(in thousands, except for share and per share data)

1.    Description of Business

Nature of Business

As of December 31, 2006, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 205 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 28 states and the District of Columbia, and six foreign countries, of which 176 are company-owned and 29 operate under franchise or license arrangements.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal year ended December 31, 2006 covered 52 weeks. The Company’s fiscal years ended January 1, 2006 and January 2, 2005 covered 52 and 53 weeks, respectively. For purposes of the accompanying consolidated financial statements, the years ended December 31, 2006, January 1, 2006 and January 2, 2005 may be referred to as fiscal years 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at December 31, 2006 consist primarily of money market funds.

Investments

The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company’s marketable securities consisted of federal agency securities, auction rate securities and municipal securities, all of which are classified as available-for-sale securities. These debt securities were reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity until realized. Fair value was determined by the most recently traded price of each security at the balance sheet date.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Receivables consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company as well as royalty amounts due from franchisees and Kraft Pizza Company. Management believes these amounts to be collectible.

Inventories

Inventories consist of food, beverage and paper supplies, uniforms and supplies. Inventories are accounted for at lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are five or 10 years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

Goodwill and Intangible Assets

Goodwill represents the residual purchase price after allocation of the purchase price of net assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

The Company tests for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment tests are performed with respect to goodwill at the segment level of reporting. The Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of December 31, 2006, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Electronic Gift Cards

The Company sells electronic gift cards and recognizes deferred revenue, included in other accrued liabilities, until the electronic gift cards are redeemed, at which time revenue is recognized.

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

Restaurant, Franchise Revenues and Other Revenues

Revenues from the operation of company-owned restaurants are recognized when sales occur. All franchise fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and are recorded by the Company in the period the related franchised restaurants’ revenues are earned. Royalty fees from our licensing agreement with Kraft Pizza Company (“Kraft”) are recognized on a quarterly basis and are based on a percentage of Kraft’s sales of our premium frozen pizzas.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2006, 2005 and 2004 totaled $4,893, $4,158 and $3,935, respectively.

Operating Leases

The Company accounts for rent expense for its operating leases on the straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” The Company leases restaurant and office facilities that have terms expiring between 2007 and 2023. The initial obligation period is generally 10 years. The term of the lease is considered its initial obligation period, which does not include unexercised option periods. The restaurant facilities primarily have renewal clauses of 10 to 20 years exercisable at the option of the Company.

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent is recognized on the straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company takes possession of the space and begins to make improvements in preparation for its intended use. In line with Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), the Company began expensing rental costs incurred during this build-out period beginning January 2, 2006. The Company had previously capitalized rent during the build-out period. Rent incurred from the date the premises are ready for their intended use, through the restaurant opening date, are included in pre-opening expenses. Tenant improvement allowances are recorded as deferred rent credits on the consolidated balance sheets and amortized over the terms of the related leases as reductions to rent expense on the consolidated statements of income.

Pre-opening Costs

The Company follows Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” which provides guidance on the financial reporting of the start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

Earnings Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Stock-Based Compensation

Prior to fiscal 2006 the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25 no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective January 2, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of option awards, which is then amortized on the straight-line basis over the requisite service period. See Note 9 for further discussion of stock-based compensation.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and its impact are as follows:

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of FIN 48 on our consolidated financial statements; however, we expect the impact to be immaterial.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company maintains a food distribution contract with its sole national master distributor that potentially subjects the Company to a concentration of business risk. This contract is up for renewal in July 2007. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investments

The Company’s investments consisted of the following available-for-sale securities:

	Fair Value
	2006	2005
Federal agency	$—	$993
Auction rate	—	6,900
Municipal	—	3,515
Dividend received deduction	—	—

	$—	$11,408

The Company had no investments in marketable securities at December 31, 2006. Fair value was lower than cost by $7 for the federal agency securities in fiscal 2005. The maturities of the federal agency securities were less than one year. The maturities of the auction rate securities and municipal securities ranged from 2018 to 2039. Auction rate securities are long-term variable rate bonds tied to short term interest rates that are reset through an auction process which occurs every seven to 35 days.

4.    Property and Equipment

Property and equipment consist of the following:

	2006	2005
Land	$5,786	$5,786
Buildings	10,055	10,055
Furniture, fixtures and equipment	151,865	139,457
Leasehold improvements	259,740	227,437
Construction-in-progress	40,452	16,530

	467,898	399,265
Less accumulated depreciation and amortization	(212,516)	(185,857)

	$255,382	$213,408

On a quarterly basis, the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), on a restaurant-by-restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment of $1,160 in 2005. The Company did not record a loss on impairment of property and equipment in fiscal years 2004 or 2006.

5.    Long-term Debt

In June 2006 the Company entered into a First Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004. The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of December 31, 2006.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $5,639 and $5,039 at December 31, 2006 and January 1, 2006, respectively.

6.    Income Taxes

The details of the provision (benefit) for income taxes are as follows:

	2006	2005	2004
Current:
Federal	$12,200	$11,613	$6,122
State	2,118	2,222	1,422

	14,318	13,835	7,544

Deferred:
Federal	(4,427)	(4,012)	347
State	(202)	(651)	(182)

	(4,629)	(4,663)	165

	$9,689	$9,172	$7,709

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.9	4.9	3.8
General business and tip tax credit	(12.9)	(12.3)	(12.1)
Other	4.6	4.4	3.5

	31.6%	32.0%	30.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 31, 2006 and January 1, 2006 consist of the following:

	2006	2005
Current deferred tax assets:
Insurance reserves	$1,192	$1,115
Vacation reserves	922	806
Other accruals	3,106	1,793
State taxes	746	433
Accrued rent	4,411	3,188
Net operating loss carryforwards	764	818
Other	580	284

Subtotal current	11,721	8,437

Noncurrent deferred tax assets/(liabilities):
Asset impairment reserves	11,250	11,952
Book depreciation under tax depreciation	(7,312)	(7,439)
Deferred tax asset—FAS 123R	1,929	—

Subtotal noncurrent	5,867	4,513

Net deferred tax assets	$17,588	$12,950

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company had a federal net operating loss carryforward of $2.0 million, which will begin to expire in 2023, related to the stock acquisition of LA Food Show. Utilization of the net operating loss will be subject to an annual limitation as defined under Section 382 of the Internal Revenue Code.

7.    Acquisition of LA Food Show

On March 6, 2003 the Company invested $2.0 million for a 25.0% equity participation in LA Food Show, Inc. (“LA Food Show”), an upscale casual dining restaurant concept. The Company accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of the earnings or loss after the date of acquisition. On April 25, 2005, the Company purchased the remaining 75% interest in LA Food Show for $6 million. The purchase price of LA Food Show represents its fair market value as determined by a merger and acquisition and valuation advisory firm. This firm also provided a fairness opinion to the Company’s Board of Directors and concluded that the purchase price was fair to the Company’s stockholders from a financial point of view. As of the date of acquisition, 100% of the operating results were included in the Consolidated Statement of Income of the Company.

The Company completed the allocation of the purchase price for the net assets of LA Food Show in December 2005. Based on the final valuation, the Company allocated a portion of the purchase price to various food recipes, as required under SFAS No. 141, “Business Combinations,” as they are capable of being separated or divided from the acquired entity and they were determined to have a separate revenue stream for the Company. These food recipes were determined to have a fair value of $2,238 and are amortized on a straight-line basis over an average of 15 years. Amortization expense recorded for fiscal year 2006 related to these food recipes was $142.

The following table summarizes the fair values of the assets acquired and liabilities assumed of LA Food Show at the date of the acquisition:

Current assets	$106
Property and equipment, net	2,289
Goodwill	3,320
Intangibles	2,238

Total assets acquired	7,953

Liabilities assumed	(633)

Net assets acquired	7,320
Less: minority interest in LA Food Show	1,486

Net assets acquired	$5,834

The consolidated financial statements include the results of operations for LA Food Show for all periods subsequent to the applicable purchase date. The proforma results for fiscal year 2005, assuming that this acquisition had been made at the beginning of 2005, would not have been materially different from the results presented.

8.    Stockholders’ Equity

On January 15, 2006 and July 15, 2006 employees purchased 25,292 and 18,158 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $429 and $410, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 15, 2005 and July 15, 2005 employees purchased 25,451 and 24,410 shares respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $411 and $408, respectively.

In April 2005, Richard Rosenfield and Larry Flax, co-founders and co-Chief Executive Officers (“CEOs”) of the Company, entered into a five-year employment agreement with the Company. Pursuant to terms of the agreement, the Company issued 70,000 shares of restricted stock to each of the co-CEOs in January 2006.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire Company common stock from time to time in the open market and through privately negotiated transactions. Under the program, up to $20.0 million of Company common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company did not repurchase any of its equity securities during the fourth quarter of 2006. 873,515 shares were repurchased under both the August 2004 Program and the June 2006 Program during fiscal 2006 for an aggregate purchase price of $24.7 million. The average purchase price per share for fiscal 2006 was $28.26. The August 2004 Program expired in the third quarter of 2006. As of December 31, 2006, approximately $16.8 million remains available under the June 2006 Program.

9.    Stock-Based Compensation

The Company maintains incentive compensation plans under which restricted stock awards, stock options, stock units and stock appreciation rights may be granted to employees, directors and independent contractors. To date, The Company has granted both stock options and restricted stock awards. Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at a rate of 25% per year. The stock options generally expire 10 years from the date of grant. The Company issues new shares of common stock upon exercise of stock options.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006 on income before income tax provision and net income was $5.9 million and $4.1 million, respectively, or $0.30 and $0.20 on diluted earnings per share, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported stock-based compensation was classified as follows (in thousands):

2006
Labor	$917
General and administrative	4,971

Total stock-based compensation	5,888
Tax benefit	(1,822)

Total stock-based compensation, net of tax	$4,066

The pro forma table below applies the fair value recognition provisions of SFAS 123 and reflects net income and basic and diluted net income per share for the twelve months ended January 1, 2006 and January 2, 2005, respectively (in thousands, except per share amounts):

	2005	2004
Net income as reported	$19,490	$17,816
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	2,464
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,809)	(2,890)

Pro forma net income	$13,145	$14,926

Net income per share:
Basic, as reported	$1.01	$0.93
Basic, pro forma	$0.68	$0.78
Diluted, as reported	$0.99	$0.92
Diluted, pro forma	$0.67	$0.77
Weighted average shares used in computation:
Basic	19,379	19,125
Diluted	19,738	19,267

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in fiscal years 2006 and 2005 was $10.57 and $8.99 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the fiscal years 2006 and 2005, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 35.62% and 32.44%, (c) a risk-free interest rate of 4.65% and 4.02%, and (d) an expected option term of 4.0 and 5.0 years.

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 28, 2003	1,901,738	$19.06
Awards granted	1,422,104	21.39
Awards exercised	(236,105)	15.49
Awards cancelled	(352,469)	20.61

Outstanding at January 2, 2005	2,735,268	20.38	7.85	$7,658,295

Vested and exercisable at January 2, 2005	942,504

Outstanding at January 2, 2005	2,735,268	$20.38
Awards granted	1,403,471	24.37
Awards exercised	(591,417)	17.64
Awards cancelled	(150,649)	21.61

Outstanding at January 1, 2006	3,396,673	22.45	8.27	$32,346,560

Vested and exercisable at January 1, 2006	1,501,943

Outstanding at January 1, 2006	3,396,673	$22.45
Awards granted	967,408	25.99
Awards exercised	(321,011)	20.76
Awards cancelled	(218,175)	25.13

Outstanding at December 31, 2006	3,824,895	23.33	7.96	$38,155,338

Vested and exercisable at December 31, 2006	1,693,100

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $2.9 million.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested share awards during fiscal years 2004, 2005 and 2006 is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2003	1,054,218	$7.51
Awards granted	1,422,104	7.03
Awards vested	(449,920)	7.56
Awards cancelled	(233,638)	7.45

Nonvested at January 2, 2005	1,792,764	7.13
Awards granted	1,403,471	8.59
Awards vested	(1,172,223)	7.62
Awards cancelled	(129,282)	7.37

Nonvested at January 1, 2006	1,894,730	7.89
Awards granted	967,408	13.72
Awards vested	(580,670)	8.00
Awards cancelled	(149,673)	9.33

Nonvested at December 31, 2006	2,131,795	10.40

As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested share awards was approximately $19.2 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. As of December 31, 2006 there were 0.9 million shares of common stock available for issuance pursuant to future stock awards.

10.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 is as follows:

	2006	2005	2004
Numerator for basic and diluted net income per share attributable to common stockholders	$21,000	$19,490	$17,816

Denominator:
Denominator for basic net income per common share—weighted average shares	19,412	19,379	19,125
Employee stock options	466	359	142

Denominator for diluted net income per common share—weighted average shares	19,878	19,738	19,267

There were no shares considered antidilutive for the purposes of this computation.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from five to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases amounted to $27,384 for fiscal 2006, $22,845 for fiscal 2005 and $20,273 for fiscal 2004, including contingent rental expense of $4,579, $2,869 and $2,634 for fiscal years 2006, 2005 and 2004, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding December 31, 2006 are as follows:

Fiscal Year Ending:
2007	$33,035
2008	35,449
2009	34,102
2010	32,404
2011	30,762
Thereafter	121,665

$287,417

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

The Company recorded contribution expenses of $448, $393 and $353 for fiscal 2006, 2005 and 2004, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

In November 1999, the Company adopted an employee stock purchase plan (“Purchase Plan”) under Section 423 of the Internal Revenue Code of 1986 which became effective with the initial public offering in

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 2000 and reserved 375,000 shares for issuance thereunder. In 2003, the Company increased the aggregate number of shares available for sale under the Purchase Plan to 750,000 shares. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during consecutive 24-month offering periods, subject to automatic reset if favorable to the employees. Each offering period will be divided into four consecutive six-month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

13.    Related Party Transactions

On March 6, 2003 the Company paid $2.0 million for a 25.0% stake in LA Food Show, an upscale casual dining restaurant created by our co-founders, co-CEOs, co-Presidents and co-Chairmen of the Board of Directors, Larry Flax and Richard Rosenfield. The Company accounted for this investment in accordance with the equity method of accounting as interpreted by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires an investor to record the initial investment at cost and adjust the carrying value of its investment to recognize the investor’s share of the earnings or loss after the date of acquisition. On April 25, 2005 the Company purchased the remaining 75% of LA Food Show for $6 million. LA Food Show’s financial results are included in the Company’s consolidated financial results. The interest acquired in LA Food Show was predominantly owned by Messrs. Flax and Rosenfield. Of the $6.0 million purchase price, Messrs. Flax and Rosenfield received an aggregate of $5.9 million.

Neal Rosenfield, a real estate broker for the Restaurant and Retail Leasing Company and the brother of Richard L. Rosenfield, the Company’s co-Founder, co-Chief Executive Officer and co-President, received commissions paid by a third party landlord related to our lease of certain restaurant locations in the amounts of $268, $176 and $134 in fiscal years 2006, 2005 and 2004, respectively.

14.    Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the periods ending as indicated (in thousands, except diluted net income per share):

	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006(a)
Quarter Ended:
Total revenues	$129,698	$136,168	$142,764	$145,971
Operating income	6,650	8,687	9,769	4,865
Net income	4,606	6,013	6,651	3,731
Diluted net income per share	$0.23	$0.30	$0.34	$0.19

	April 3, 2005	July 3, 2005	October 2, 2005(b)	January 1, 2006(c)
Quarter Ended:
Total revenues	$110,318	$119,446	$124,468	$125,366
Operating income	6,082	7,801	8,022	4,934
Net income	4,271	6,194	5,547	3,478
Diluted net income per share	$0.22	$0.32	$0.28	$0.17

(a)	Includes store closure costs of $707.
(b)	Includes loss on impairment of property and equipment of $1,015 and store closure costs of $770.
(c)	Includes stock-based compensation of $3,624, store closure costs of ($618) and legal settlement reserve of $600.

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2007	CALIFORNIA PIZZA KITCHEN, INC.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 14, 2007

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 14, 2007

/s/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 14, 2007

/s/ WILLIAM C. BAKER William C. Baker	Director	March 14, 2007

/s/ HENRY GLUCK Henry Gluck	Director	March 14, 2007

/s/ STEVEN C. GOOD Steven C. Good	Director	March 14, 2007

Signature	Title	Date

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 14, 2007

/s/ AVEDICK B. POLADIAN Avedick B. Poladian	Director	March 14, 2007

/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	March 14, 2007

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.