Form 10-Q
period 2007-04-01
CALIFORNIA PIZZA KITCHEN INC
filed 2007-05-11
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 1, 2007

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

As of May 7, 2007, 19,383,845 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	April 1, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,933	$8,187
Other receivables	7,208	7,876
Inventories	4,433	4,745
Current deferred tax asset, net	11,862	11,721
Prepaid income tax	1,779	—
Other prepaid expenses and other current assets	5,708	5,388

Total current assets	39,923	37,917
Property and equipment, net	258,728	255,382
Noncurrent deferred tax asset, net	6,003	5,867
Goodwill and other intangibles	5,789	5,825
Other assets	5,968	5,522

Total assets	$316,411	$310,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,594	$15,044
Accrued compensation and benefits	18,822	15,042
Accrued rent	14,659	14,532
Deferred rent credits	4,584	4,494
Other accrued liabilities	12,292	13,275
Accrued income tax	5,568	3,614

Total current liabilities	64,519	66,001

Other liabilities	7,718	8,683
Deferred rent credits, net of current portion	27,952	27,486
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000
shares authorized, 19,382,791 and 19,296,635 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	194	193
Additional paid-in capital	225,397	221,163
Accumulated deficit (1)	(9,369)	(13,013)

Total stockholders’ equity	216,222	208,343

Total liabilities and stockholders’ equity	$316,411	$310,513

(1)	The Company recorded an adjustment to beginning retained earnings of $47,000 related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenues:
Restaurant sales	$147,844	$128,518
Royalties from Kraft licensing agreement	712	535
Domestic franchise revenues	523	506
International franchise revenues	287	139

Total revenues	149,366	129,698

Costs and expenses:
Food, beverage and paper supplies	36,376	32,168
Labor	56,199	47,627
Direct operating and occupancy	28,695	25,294

Cost of sales	121,270	105,089

General and administrative	12,790	10,355
Depreciation and amortization	8,541	6,971
Pre-opening costs	1,350	633

Operating income	5,415	6,650

Other income:
Interest income	86	224

Total other income	86	224

Income before income tax provision	5,501	6,874
Income tax provision	1,904	2,268

Net income	$3,597	$4,606

Net income per common share:
Basic	$0.19	$0.23

Diluted	$0.18	$0.23

Weighted average shares used in calculating net income per common share:
Basic	19,372	19,680

Diluted	20,003	20,290

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006
Operating activities:
Net income	$3,597	$4,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,541	6,971
Non-cash compensation expense	2,167	1,436
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	(169)	—
Change in deferred rent credits	1,688	1,833
Change in net deferred tax assets	(25)	(565)
Changes in operating assets and liabilities:
Other receivables	668	273
Inventories	312	159
Amortization of deferred rent credits	(1,132)	(1,214)
Prepaid expenses and other assets	(2,545)	(837)
Accounts payable	(3,503)	(959)
Accrued liabilities	5,203	(3,002)
Other liabilities	(965)	(135)

Net cash provided by operating activities	13,837	8,566
Investing activities:
Capital expenditures*	(15,165)	(8,808)
Change in investments in marketable securities	—	(1)

Net cash used in investing activities	(15,165)	(8,809)
Financing activities:
Net proceeds from issuance of common stock	1,905	1,211
Stock repurchase	—	(1,947)
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	169	—

Net cash provided by (used in) financing activities	2,074	(736)

Net increase (decrease) in cash and cash equivalents	746	(979)
Cash and cash equivalents at beginning of period	8,187	11,272

Cash and cash equivalents at end of period	$8,933	$10,293

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,828	$735

Supplemental disclosure of investing activities:
*Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$4,437	$2,399

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 1, 2007

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 210 restaurants as of April 1, 2007 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet determined the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 6 to the consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

3. Common Stock

On January 15, 2007 employees purchased 20,362 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464,000. Additionally, employees exercised options to purchase 65,794 shares of common stock during the first three months ended April 1, 2007, which resulted in net proceeds to the Company of $1,441,000.

On January 11, 2006, 70,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 22,500 restricted shares vested for each of them in the first three months ended April 1, 2007.

On January 15, 2006, employees purchased 25,292 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428,000. Additionally, employees exercised options to purchase 38,880 shares of common stock during the first three months ended April 2, 2006, which resulted in net proceeds to the Company of $783,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. Under the August 2004 Program 65,000 shares were repurchased during the first three months of 2006 for an aggregate purchase price of $1.9 million. The average purchase price per share for the first three months of 2006 was $29.96. The Company did not repurchase any of its equity securities during the first quarter of 2007. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program.

4. Long-term Debt and Credit Facilities

In June 2006, the Company entered into a First Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of April 1, 2007. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of April 1, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of April 1, 2007.

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

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), effective January 2, 2006, using the modified prospective transition method. As a result, the Company did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of option awards to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the quarter ended April 1, 2007 on income before income tax provision and net income was $2.3 million and $1.5 million, respectively, or $0.11 and $0.07 on diluted earnings per share, respectively. The impact to the Consolidated Statement of Income for the quarter ended April 2, 2006 on income before income tax provision and net income was $1.4 million and $1.0 million, respectively, or $0.07 and $0.05 on diluted earnings per share, respectively

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended April 1, 2007	Three Months Ended April 2, 2006
Labor	$219	$230
General and administrative	2,071	1,206

Total stock-based compensation	2,290	1,436
Tax benefit	(792)	(474)

Total stock-based compensation, net of tax	$1,498	$962

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first quarter of 2007 and 2006 was $10.09 and $10.55 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2007 and 2006, respectively: (a) no dividend yield on our common stock; (b) expected stock price volatility of 28.29% and 35.62%; (c) a risk-free interest rate of 4.71% and 4.64%; and (d) an expected option term of 4.0 years for both periods.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2007, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,824,895	$23.33
Awards granted	37,500	33.61
Awards exercised	(110,794)	13.01
Awards cancelled	(67,702)	26.98

Outstanding at April 1, 2007	3,683,899	23.70	7.72	$33,874,734

Vested and exercisable at April 1, 2007	1,844,538

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended April 1, 2007 was $2.3 million.

A summary of the status of the Company’s nonvested share awards as of April 1, 2007, and changes during the three months ended April 1, 2007, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	2,131,795	$10.40
Awards granted	37,500	10.09
Awards vested	(276,508)	12.33
Awards cancelled	(53,426)	9.31

Nonvested at April 1, 2007	1,839,361	10.14

As of April 1, 2007, total unrecognized stock-based compensation expense related to nonvested share awards was approximately $16.9 million, which is expected to be recognized over a weighted average period of approximately 2.6 years. As of April 1, 2007, there were 1.0 million shares of common stock available for issuance pursuant to future stock awards.

6. Income Taxes

In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which the Company adopted beginning January 1, 2007. At the date of adoption and as of April 1, 2007, the Company had $723,000 in unrecognized tax benefits, $444,000 of which would impact the Company’s effective tax rate if recognized. The adjustment was recorded to beginning retained earnings. The Company estimates that unrecognized tax benefits of $327,000 will decrease in the next twelve months due to the expiration of statute of limitations and completion of audits in progress.

The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, the Company has accrued $119,000 of interest and $101,000 of penalties related to uncertain tax positions.

The tax years 2001 to 2006 remain open to examination by major taxing jurisdictions.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three months ended April 1, 2007 and April 2, 2006, respectively, is as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Numerator for basic and diluted net income per common share	$3,597	$4,606

Denominator:
Denominator for basic net income per common share weighted average shares	19,372	19,680
Employee stock options	631	610

Denominator for diluted net income per common share weighted average shares	20,003	20,290

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2006 Annual Report on Form 10-K and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

California Pizza Kitchen, Inc. (referred to hereafter as “we” and “our”) is a leading casual dining restaurant chain. As of May 7, 2007 we own, operate, license or franchise 212 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 28 states, the District of Columbia and six foreign countries. We have 31 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 22 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts (as of April 1, 2007): 1) 168 company-owned full service California Pizza Kitchen restaurants; 2) 11 company-owned California Pizza Kitchen ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 16-18 full service restaurants during 2007, two of which were opened in the first three months of 2007. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2007. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants. Tenant improvement allowances, most of which are generally associated with inline restaurants, average approximately $400,000 and are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to average $330,000 per new full service restaurant.

In addition to opening new full service restaurants, we opened two CPK/ASAPs during the first three months of 2007 to compete in the fast casual segment. As of May 7, 2007, we have 11 company-owned CPK/ASAPs. We are currently re-engineering the concept and have slowed down development for 2007. Key areas of re-engineering include menu, marketing, speed of service and capital investment.

It is common in the restaurant industry for new restaurant locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from promotional and other consumer awareness activities that generate abnormally high customer traffic for our new restaurants. During the several months following the opening of a new restaurant, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Additionally, our new restaurants usually require a 90- to 120-day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new restaurants. As a result, a significant number of restaurant openings or delays in those openings in any single fiscal quarter, accompanied with their associated pre-opening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

Cost of sales is comprised of food, beverage and paper supplies, labor and direct operating and occupancy expenses. The components of food, beverage and paper supplies are variable and increase with sales volume. Labor costs include direct hourly and management wages, stock-based compensation, bonuses and taxes and benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, stock-based compensation, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of rent from the date construction begins through the restaurant opening date, the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three-month periods ended April 1, 2007 and April 2, 2006 each consisted of 13 weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of April 1, 2007, we had 151 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three months ended April 1, 2007 and April 2, 2006 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenues:
Restaurant sales	99.0%	99.1%
Royalties from Kraft licensing agreement	0.5%	0.4%
Domestic franchise revenues	0.3%	0.4%
International franchise revenues	0.2%	0.1%

Total revenues	100.0%	100.0%

Costs and expenses:
Food, beverage and paper supplies	24.6%	25.0%
Labor (1)	38.0%	37.1%
Direct operating and occupancy	19.4%	19.7%

Cost of sales	82.0%	81.8%

General and administrative (2)	8.6%	8.0%
Depreciation and amortization	5.7%	5.4%
Pre-opening costs	0.9%	0.5%

Operating income	3.6%	5.1%

Other income:
Interest income	0.1%	0.2%

Total other income	0.1%	0.2%

Income before income tax provision	3.7%	5.3%
Income tax provision	1.3%	1.7%

Net income	2.4%	3.6%

(1)	Labor percentage includes approximately 10 basis points of stock-based compensation in the three months ended April 1, 2007 compared to 20 basis points in the three months ended April 1, 2006.
(2)	General and administrative percentage includes approximately 140 basis points of stock-based compensation in the three months ended April 1, 2007 compared to 90 basis points in the three months ended April 1, 2006.

The following table details the number of restaurants at the end of the first quarter of 2007:

First Quarter 2007	Total Units at December 31, 2006	Opened	Acquired	Closed	Total Units at April 1, 2007
Company-owned full service domestic	166	2	—	—	168
Company-owned ASAP domestic	9	2	—	—	11
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	16	—	—	—	16
Franchised international	13	1	—	—	14

Total	205	5	—	—	210

Three months ended April 1, 2007 compared to the three months ended April 2, 2006

Total Revenues. Total revenues increased by $19.7 million, or 15.2%, to $149.4 million in the first quarter of 2007 from $129.7 million in the first quarter of 2006 due to a $19.3 million increase in restaurant sales and a $0.4 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.1% increase in weekly sales average for full service restaurants, $4.1 million in sales derived from CPK/ASAP restaurants and $1.1 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 4.7%, driven by a 1.2% increase in guest counts, a 0.3% increase in mix and a 3.2% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of three international franchises since the first quarter of 2006.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $4.2 million, or 13.0%, to $36.4 million in the first quarter of 2007 from $32.2 million in the first quarter of 2006. Food, beverage and paper supplies as a percentage of restaurant sales was 24.6% in the first quarter of 2007 compared to 25.0% in the first quarter of 2006. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to lower dairy, grocery and seafood prices partially offset by higher produce and alcohol costs.

Labor. Labor increased by $8.6 million, or 18.1%, to $56.2 million in the first quarter of 2007 from $47.6 million in the first quarter of 2006. As a percentage of restaurant sales, labor increased to 38.0% in the first quarter of 2007 from 37.1% in the first quarter of 2006. The increase in labor as a percentage of restaurant sales was primarily due to increased hourly labor associated with minimum wage increases in 14 states in 2007.

Direct operating and occupancy. Direct operating and occupancy costs increased by $3.4 million, or 13.4%, to $28.7 million in the first quarter of 2007 from $25.3 million in the first quarter of 2006. Direct operating and occupancy costs as a percentage of restaurant sales decreased to 19.4% in the first quarter of 2007 from 19.7% in the first quarter of 2006. The decrease in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to better fixed cost leverages on sales increases.

General and administrative. General and administrative costs increased by $2.4 million, or 23.1%, to $12.8 million in the first quarter of 2007 from $10.4 million in the first quarter of 2006. General and administrative costs as a percentage of total revenue increased to 8.6% in the first quarter of 2007 from 8.0% in the first quarter of 2006. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and $0.6 million in incremental stock-based compensation expense associated with accelerated restricted stock vesting.

Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 21.4%, to $8.5 million in the first quarter of 2007 from $7.0 million in the first quarter of 2006. The increase in the first quarter of 2007 was primarily due to the addition of 16 full service restaurants and six CPK/ASAPs since the end of the first quarter of 2006.

Pre-opening costs. Pre-opening costs increased by $0.8 million to $1.4 million in the first quarter of 2007 from $0.6 million in the first quarter of 2006. We opened two full service restaurants and two CPK/ASAPs in the first quarter of 2007 compared to two full service restaurants opening in the first quarter of 2006. Pre-opening costs also increased by $282,000 due to the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Interest income. Interest income decreased by $138,000 to $86,000 in the first quarter of 2007 from interest income of $224,000 for the first quarter of 2006. The decrease was a result of lower cash and marketable securities balances in the first quarter of 2007 from the first quarter of 2006.

Income tax provision. The effective income tax rate was 34.6% for the first quarter of 2007, compared to 33.0% for the first quarter of 2006. The increase in the effective tax rate over the prior year was primarily due to limitations on deductibility of stock-based compensation.

Net income. Net income decreased by $1.0 million to $3.6 million in the first quarter of 2007 from $4.6 million in the first quarter of 2006. Net income as a percentage of revenues decreased to 2.4% in the first quarter of 2007 from 3.6% in the prior year.

Liquidity and capital resources

We fund our capital requirements through cash flow from operations. For the first three months of 2007, net cash flows provided by operating activities were $13.8 million compared to $8.6 million for the first three months of 2006. Net cash flows provided by operating activities for the first three months of 2007 were higher than the first three months of 2006 primarily due to an increase in depreciation, non-cash compensation expense, deferred tax assets and a net increase in operating assets and liabilities.

Net cash flows used in investing activities for the first three months of 2007 increased to $15.2 million from $8.8 million for the first three months of 2006 due to increased capital expenditures related to new restaurants and capitalized maintenance.

We opened two new prototype full service restaurants and two CPK/ASAPs in the first three months of 2007. The new full service restaurant prototype is larger than our pre-2004 prototype and requires, on average, a higher net investment than our pre-2004 restaurants due to its increased size. However, we expect, and have seen, corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $330,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. A CPK/ASAP is approximately half the size of a full service restaurant. We currently have 11 CPK/ASAP restaurants and are re-engineering the concept based on market research with a focus on menu, marketing, speed of service and capital investment. We expect the results of re-engineering efforts to be complete by the first quarter of fiscal 2008.

Net proceeds from issuance of common stock were $1.9 million for the first three months of 2007 compared to $1.2 million for the first three months of 2006 and consisted of purchases under our employee stock purchase plan of $0.5 million and $0.4 million, respectively, and common stock option exercises of $1.4 million and $0.8 million, respectively. On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. Under the August 2004 Program 65,000 shares were repurchased during the first three months of 2006 for an aggregate purchase price of $1.9 million. The average purchase price per share for the first three months of 2006 was $29.96. The Company did not repurchase any of its equity securities during the first quarter of 2007. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program.

In June 2006, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of April 1, 2007. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of April 1, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of April 1, 2007.

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

As of April 1, 2007, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of April 1, 2007 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$290.5	$25.2	$71.1	$65.3	$128.9
FIN 48 Liability	0.7	0.4	0.3	—	—

	$291.2	$25.6	$71.4	$65.3	$128.9

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of April 1, 2007, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In June 2006 we entered into the Amendment. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of April 1, 2007. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of April 1, 2007. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007 and incorporated herein by reference. There were no material changes in the first quarter of 2007 for the risk factors described in the 10-K. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. Under the August 2004 program 65,000 shares were repurchased during the first three months of 2006 for an aggregate purchase price of $1.9 million. The average purchase price per share for the first three months of 2006 was $29.96. The Company did not repurchase any of its equity securities during the first quarter of 2007. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index on page 18 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2007

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1(A)	Certificate of Incorporation

3.2(A)	Bylaws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004