Form 10-Q
period 2007-07-01
CALIFORNIA PIZZA KITCHEN INC
filed 2007-08-10
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 1, 2007

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

As of August 3, 2007, 29,165,022 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	July 1, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,178	$8,187
Other receivables	10,709	7,876
Inventories	4,596	4,745
Current deferred tax asset, net	11,834	11,721
Prepaid income tax	8,769	—
Other prepaid expenses and other current assets	6,444	5,388

Total current assets	49,530	37,917

Property and equipment, net	271,867	255,382
Noncurrent deferred tax asset, net	6,328	5,867
Goodwill and other intangibles	5,754	5,825
Other assets	6,300	5,522

Total assets	$339,779	$310,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,115	$15,044
Accrued compensation and benefits	15,572	15,042
Accrued rent	14,979	14,532
Deferred rent credits	5,135	4,494
Other accrued liabilities	13,980	13,275
Accrued income tax	9,012	3,614

Total current liabilities	72,793	66,001

Other liabilities	8,662	8,683
Deferred rent credits, net of current portion	32,436	27,486

Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 29,128,603 and 28,944,952 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively (1)	291	289
Additional paid-in capital	228,647	221,067
Accumulated deficit (2)	(3,050)	(13,013)

Total stockholders’ equity	225,888	208,343

Total liabilities and stockholders’ equity	$339,779	$310,513

(1)	The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares have been adjusted accordingly.
(2)	The Company recorded an adjustment to beginning retained earnings of $47,000 related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Restaurant sales	$156,592	$134,604	$304,436	$263,122
Royalties from Kraft licensing agreement	1,073	785	1,786	1,321
Domestic franchise revenues	664	571	1,186	1,076
International franchise revenues	252	208	540	347

Total revenues	158,581	136,168	307,948	265,866

Costs and expenses:
Food, beverage and paper supplies	38,426	33,090	74,802	65,258
Labor (1)	56,912	49,272	113,111	96,899
Direct operating and occupancy	30,773	26,214	59,468	51,508

Cost of sales	126,111	108,576	247,381	213,665

General and administrative (2)	12,206	11,035	24,997	21,390
Depreciation and amortization	9,022	7,070	17,563	14,041
Pre-opening costs	852	800	2,203	1,433
Store closure costs	768	—	768	—

Operating income	9,622	8,687	15,036	15,337

Other income:
Interest income	91	287	178	512

Total other income	91	287	178	512

Income before income tax provision	9,713	8,974	15,214	15,849
Income tax provision	3,393	2,961	5,297	5,230

Net income	$6,320	$6,013	$9,917	$10,619

Net income per common share (3):
Basic	$0.22	$0.20	$0.34	$0.36

Diluted	$0.21	$0.20	$0.33	$0.35

Weighted average shares used in calculating net income per common share (3):

Basic	29,129	29,414	29,127	29,467

Diluted	30,236	30,099	30,163	30,198

(1)	Labor expense for the three and six months ended July 1, 2007 includes approximately $201,000 and $420,000 of stock-based compensation, respectively, compared to $274,000 and $504,000 in the three and six months ended July 2, 2006, respectively.
(2)	General and administrative expense for the three and six months ended July 1, 2007 includes approximately $1.5 million and $3.5 million of stock-based compensation, respectively, compared to $1.2 million and $2.5 million in the three and six months ended July 2, 2006, respectively.
(3)	The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares and per share amounts have been adjusted accordingly.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
Operating activities:
Net income	$9,917	$10,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,563	14,041
Non-cash compensation expense	3,753	3,414
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	(384)	—
Store closure costs	768	—
Change in deferred rent credits	7,966	6,409
Change in net deferred tax assets	(322)	(1,099)
Changes in operating assets and liabilities:
Other receivables	(2,833)	(4,046)
Inventories	149	(95)
Amortization of deferred rent credits	(2,375)	(2,273)
Prepaid expenses and other assets	(10,603)	(789)
Accounts payable	(3,471)	3,130
Accrued liabilities	7,858	1,263
Other liabilities	(466)	(189)

Net cash provided by operating activities	27,520	30,385

Investing activities:
Capital expenditures *	(32,365)	(25,046)
Change in investments in marketable securities	—	(2,585)

Net cash used in investing activities	(32,365)	(27,631)

Financing activities:
Net proceeds from issuance of common stock	3,452	2,004
Stock repurchase	—	(7,312)
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	384	—

Net cash provided by (used in) financing activities	3,836	(5,308)

Net decrease in cash and cash equivalents	(1,009)	(2,554)

Cash and cash equivalents at beginning of period	8,187	11,272

Cash and cash equivalents at end of period	$7,178	$8,718

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8,769	$5,879

Supplemental disclosure of investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$9,686	$1,873

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 1, 2007

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 213 restaurants as of July 1, 2007 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

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

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the impact the adoption of SFAS No. 159 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact the adoption of SFAS No. 157 will have on the consolidated financial statements.

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

3. Common Stock

The Company effected a three-for-two stock split on June 19, 2007 in the form of a 50% stock dividend on the Company’s common stock by issuing one additional share for every two shares held by stockholders of record as of June 11, 2007. In connection with this stock split, $97,000 was transferred to common stock from additional paid in capital and $1,000 was paid to stockholders for fractional shares. All references in the Consolidated Financial Statements to shares of common stock, weighted average number of shares, per share amounts and stock option plan data, including prior period data as appropriate, have been adjusted to reflect the stock split.

On January 15, 2007 employees purchased 30,543 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464,000. Additionally, employees exercised options to purchase 199,623 shares of common stock during the first six months ended July 1, 2007, which resulted in net proceeds to the Company of $3.0 million.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 38,437 restricted shares vested for each of them in the first six months ended July 1, 2007.

On January 15, 2006, employees purchased 37,938 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428,000. Additionally, employees exercised options to purchase 115,752 shares of common stock during the first six months ended July 2, 2006, which resulted in net proceeds to the Company of $1,576,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. Under the August 2004 Program 374,217 shares were repurchased during the first six months of 2006 for an aggregate purchase price of $7.3 million. The average purchase price per share for the first six months of 2006 was $19.54. The Company did not repurchase any of its equity securities during the first six months of 2007. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program as of July 1, 2007.

4. Long-term Debt and Credit Facilities

In June 2006, the Company entered into a First Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of July 1, 2007. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of July 1, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of July 1, 2007.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the quarter ended July 1, 2007 on income before income tax provision and net income was $1.7 million and $1.1 million, respectively, or $0.05 and $0.04 on diluted earnings per share, respectively. The impact to the Consolidated Statement of Income for the six months ended July 1, 2007 on income before income tax provision and net income was $3.9 million and $2.6 million, respectively, or $0.13 and $0.09 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Labor	$201	$274	$420	$504
General and administrative	1,457	1,248	3,528	2,454

Total stock-based compensation	1,658	1,522	3,948	2,958
Tax benefit	(579)	(502)	(1,371)	(976)

Total stock-based compensation, net of tax	$1,079	$1,020	$2,577	$1,982

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the second quarter of 2006 was $7.43 per option. No options were issued in the second quarter of 2007. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the second quarter of 2006: (a) no dividend yield on our common stock; (b) expected stock price volatility of 35.62%; (c) a risk-free interest rate of 4.85%; and (d) an expected option term of 4.0 years.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first six months of 2007 and 2006 was $6.73 and $7.03 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for first six months of 2007 and 2006, respectively: (a) no dividend yield on our common stock; (b) expected stock price volatility of 28.29% and 35.62%; (c) a risk-free interest rate of 4.71% and 4.64%; and (d) an expected option term of 4.0 years for both periods.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2007, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid cash dividends in the past and does not currently plan to pay any cash dividends in the future.

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,737,343	$15.55
Awards granted	56,250	22.41
Awards exercised	(276,504)	10.81
Awards cancelled	(115,282)	17.92

Outstanding at July 1, 2007	5,401,807	15.84	7.47	$30,533,714

Vested and exercisable at July 1, 2007	2,755,448

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended July 1, 2007 was $3.4 million.

A summary of the status of the Company’s nonvested share awards as of July 1, 2007, and changes during the six months ended July 1, 2007, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	3,197,693	$6.93
Awards granted	56,250	6.73
Awards vested	(513,754)	8.00
Awards cancelled	(93,830)	6.19

Nonvested at July 1, 2007	2,646,359	6.75

As of July 1, 2007, total unrecognized stock-based compensation expense related to nonvested share awards was approximately $15.3 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. As of July 1, 2007, there were 1.4 million shares of common stock available for issuance pursuant to future stock awards.

6. Income Taxes

In June 2006 the FASB issued FIN 48, which the Company adopted beginning January 1, 2007. At the date of adoption and as of July 1, 2007, the Company had $723,000 in unrecognized tax benefits, $444,000 of which would impact the Company’s effective tax rate if recognized. The adjustment was recorded to beginning retained earnings. The Company estimates that unrecognized tax benefits of $356,000 will decrease in the next twelve months due to the expiration of statutes of limitations and completion of audits in progress.

The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2007, the Company has accrued $119,000 of interest and $101,000 of penalties related to uncertain tax positions.

The tax years 2001 to 2006 remain open to examination by major taxing jurisdictions.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and six months ended July 1, 2007 and July 2, 2006, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator for basic and diluted net income per common share	$6,320	$6,013	$9,917	$10,619

Denominator:
Denominator for basic net income per common share weighted average shares	29,129	29,414	29,127	29,467
Employee stock options	1,107	685	1,036	731

Denominator for diluted net income per common share weighted average shares	30,236	30,099	30,163	30,198

8. Subsequent Events

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The August 2007 Program follows two similar stock repurchase programs over the last three years that totaled $50.0 million.

On August 7, 2007, the Company determined that it would be closing up to four of its California Pizza Kitchen ASAP (“CPK/ASAP”) restaurants. On August 9, 2007, the Company issued a press release providing details on approximately $8.5 million, or $0.19 per diluted share, of impairment and related store closure charges relating to these four restaurants. The Company expects to record the charge in the third quarter of 2007.

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of August 3, 2007 we own, operate, license or franchise 213 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 28 states, the District of Columbia and six foreign countries. We have 31 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 22 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts (as of July 1, 2007): 1) 170 company-owned full service California Pizza Kitchen restaurants; 2) 11 company-owned CPK/ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 16 to 18 full service restaurants during 2007, four of which were opened in the first six months of 2007. We have signed lease agreements for all of our new full service restaurants planned for fiscal 2007. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants. Tenant improvement allowances, most of which are generally associated with inline restaurants, average approximately $400,000 and are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to average $330,000 to $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

In addition to opening new full service restaurants, we opened two CPK/ASAPs during the first six months of 2007 to compete in the fast casual segment. As of August 3, 2007, we have 11 company-owned CPK/ASAPs; however, we are currently re-engineering the concept and have ceased all development for 2007. As part of this re-engineering process, we elected to negotiate an early termination for one CPK/ASAP restaurant under construction during the second quarter of 2007. Early termination costs were approximately $400,000 and construction write-offs totaled $370,000, for a total charge of approximately $770,000 in the second quarter of 2007. In addition to the second quarter charge, the Company intends to impair and negotiate early termination on up to four other CPK/ASAPs. This charge is expected to be taken in the third quarter and is estimated to be $8.5 million. The remaining CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

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

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, stock-based compensation, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of rent from the date construction begins through the restaurant opening date, the costs of hiring and training the initial workforce, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three- and six-month periods ended July 1, 2007 and July 2, 2006 each consisted of 13 and 26 weeks, respectively. In calculating company- owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of July 1, 2007, we had 155 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three and six months ended July 1, 2007 and July 2, 2006 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Restaurant sales	98.7%	98.9%	98.9%	99.0%
Royalties from Kraft licensing agreement	0.7%	0.6%	0.6%	0.5%
Domestic franchise revenues	0.4%	0.4%	0.3%	0.4%
International franchise revenues	0.2%	0.1%	0.2%	0.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food, beverage and paper supplies	24.5%	24.6%	24.6%	24.8%
Labor (1)	36.3%	36.6%	37.2%	36.8%
Direct operating and occupancy	19.7%	19.5%	19.5%	19.6%

Cost of sales	80.5%	80.7%	81.3%	81.2%

General and administrative (2)	7.7%	8.1%	8.1%	8.0%
Depreciation and amortization	5.7%	5.2%	5.7%	5.3%
Pre-opening costs	0.5%	0.6%	0.7%	0.5%
Store closure costs	0.5%	0.0%	0.2%	0.0%

Operating income	6.1%	6.4%	4.9%	5.8%

Other income:
Interest income	0.1%	0.2%	0.1%	0.2%

Total other income	0.1%	0.2%	0.1%	0.2%

Income before income tax provision	6.1%	6.6%	4.9%	6.0%
Income tax provision	2.1%	2.2%	1.7%	2.0%

Net income	4.0%	4.4%	3.2%	4.0%

(1)	Labor percentage includes approximately 10 and 20 basis points of stock-based compensation in the three and six months ended July 1, 2007, respectively, compared to 20 basis points in the each of the three and six months ended July 2, 2006.
(2)	General and administrative percentage includes approximately 90 and 110 basis points of stock-based compensation in the three and six months ended July 1, 2007, respectively, compared to 90 basis points in each of the three and six months ended July 2, 2006.

The following table details the number of restaurants at the end of the second quarter of 2007:

Second Quarter 2007	Total Units at April 1, 2007	Opened	Acquired	Closed	Total Units at July 1, 2007
Company-owned full service domestic	168	2	—	—	170
Company-owned ASAP domestic	11	—	—	—	11
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	16	1	—	1	16
Franchised international	14	1	—	—	15

Total	210	4	—	1	213

Three months ended July 1, 2007 compared to the three months ended July 2, 2006

Total Revenues. Total revenues increased by $22.4 million, or 16.4%, to $158.6 million in the second quarter of 2007 from $136.2 million in the second quarter of 2006 due to a $22.0 million increase in restaurant sales and a $0.4 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.8% increase in weekly sales average for full service restaurants, $4.5 million in sales derived from CPK/ASAP restaurants and $1.1 million in sales derived from LA

Food Show. The 18-month comparable base restaurant increase was 5.4%, driven by a 1.3% increase in guest counts, a 0.4% increase in mix and a 3.7% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of three international franchises since the second quarter of 2006.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $5.3 million, or 16.0%, to $38.4 million in the second quarter of 2007 from $33.1 million in the second quarter of 2006. Food, beverage and paper supplies as a percentage of restaurant sales was 24.5% in the second quarter of 2007 compared to 24.6% in the second quarter of 2006. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to lower meat and grocery costs partially offset by higher dairy costs.

Labor. Labor increased by $7.6 million, or 15.4%, to $56.9 million in the second quarter of 2007 from $49.3 million in the second quarter of 2006. As a percentage of restaurant sales, labor decreased to 36.3% in the second quarter of 2007 from 36.6% in the second quarter of 2006. The decrease in labor as a percentage of restaurant sales was primarily due to leveraging fixed costs, such as management and benefits, partially offset by increased hourly labor associated with minimum wage increases in 14 states during 2007.

Direct operating and occupancy. Direct operating and occupancy costs increased by $4.6 million, or 17.6%, to $30.8 million in the second quarter of 2007 from $26.2 million in the second quarter of 2006. Direct operating and occupancy costs as a percentage of restaurant sales increased to 19.7% in the second quarter of 2007 from 19.5% in the second quarter of 2006. The increase in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to increased rent expense, increased credit card charges and additional smallwares associated with our new menu rollout in the second quarter of 2007.

General and administrative. General and administrative costs increased by $1.2 million, or 10.9%, to $12.2 million in the second quarter of 2007 from $11.0 million in the second quarter of 2006. General and administrative costs as a percentage of total revenue decreased to 7.7% in the second quarter of 2007 from 8.1% in the second quarter of 2006. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased consulting fees.

Depreciation and amortization. Depreciation and amortization increased by $1.9 million, or 26.8%, to $9.0 million in the second quarter of 2007 from $7.1 million in the second quarter of 2006. The increase in the second quarter of 2007 was primarily due to the addition of 16 full service restaurants and five CPK/ASAPs since the end of the second quarter of 2006.

Pre-opening costs. Pre-opening costs increased by $52,000 to $852,000 in the second quarter of 2007 from $800,000 in the second quarter of 2006. We opened two full service restaurants in the second quarter of 2007 compared to two full service restaurants and one CPK/ASAP restaurant opening in the second quarter of 2006. Included in the $852,000 pre-opening costs is $378,000 associated with FSP 13-1, compared to $142,000 in the second quarter of 2006.

Store closure costs. We incurred store closure costs of $768,000 in the second quarter of 2007 and relate to early termination costs that included a lease buyout and construction write-off for one unopened CPK/ASAP. There were no store closure costs in the second quarter of 2006.

Interest income. Interest income decreased by $196,000 to $91,000 in the second quarter of 2007 from interest income of $287,000 for the second quarter of 2006. The decrease was the result of $15.5 million in lower cash and marketable securities balances as of the second quarter of 2007 from the second quarter of 2006.

Income tax provision. The effective income tax rate was 34.9% for the second quarter of 2007, compared to 33.0% for the second quarter of 2006. The increase in the effective tax rate over the prior year was primarily due to limitations on deductibility of stock-based compensation.

Net income. Net income increased by $0.3 million to $6.3 million in the second quarter of 2007 from $6.0 million in the second quarter of 2006. Net income as a percentage of revenues decreased to 4.0% in the second quarter of 2007 from 4.4% in the prior year.

Six months ended July 1, 2007 compared to the six months ended July 2, 2006

Total Revenues. Total revenues increased by $42.0 million, or 15.8%, to $307.9 million in the first six months of 2007 from $265.9 million in the first six months of 2006 due to a $41.3 million increase in restaurant sales and a $0.7 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.5% increase in weekly sales average for full service restaurants, $8.6 million in sales derived from CPK/ASAP restaurants and $2.2 million in sales derived from LA

Food Show. The 18-month comparable base restaurant increase was 5.1%, driven by a 1.3% increase in guest counts, a 0.4% increase in mix and a 3.4% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of three international franchises since the second quarter of 2006.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $9.5 million, or 14.5%, to $74.8 million in the first six months of 2007 from $65.3 million in the first six months of 2006. Food, beverage and paper supplies as a percentage of restaurant sales was 24.6% in the first six months of 2007 compared to 24.8% in the first six months of 2006. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to lower dairy, grocery and alcohol costs.

Labor. Labor increased by $16.2 million, or 16.7%, to $113.1 million in the first six months of 2007 from $96.9 million in the first six months of 2006. As a percentage of restaurant sales, labor increased to 37.2% in the first six months of 2007 from 36.8% in the first six months of 2006. The increase in labor as a percentage of restaurant sales was primarily due to increased hourly labor associated with minimum wage increases in 14 states in 2007.

Direct operating and occupancy. Direct operating and occupancy costs increased by $8.0 million, or 15.5%, to $59.5 million in the first six months of 2007 from $51.5 million in the first six months of 2006. Direct operating and occupancy costs as a percentage of restaurant sales decreased to 19.5% in the first six months of 2007 from 19.6% in the first six months of 2006. The decrease in direct operating and occupancy expenses as a percentage of restaurant sales was primarily due to better fixed cost leverages on sales increases.

General and administrative. General and administrative costs increased by $3.6 million, or 16.8%, to $25.0 million in the first six months of 2007 from $21.4 million in the first six months of 2006. General and administrative costs as a percentage of total revenue increased to 8.1% in the first six months of 2007 from 8.0% in the first six months of 2006. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased consulting fees.

Depreciation and amortization. Depreciation and amortization increased by $3.6 million, or 25.7%, to $17.6 million in the first six months of 2007 from $14.0 million in the first six months of 2006. The increase in the first six months of 2007 was primarily due to the addition of 16 full service restaurants and five CPK/ASAPs since the end of the second quarter of 2006.

Pre-opening costs. Pre-opening costs increased by $0.8 million to $2.2 million in the first six months of 2007 from $1.4 million in the first six months of 2006. We opened four full service restaurants and two CPK/ASAP restaurants in the first six months of 2007 compared to four full service restaurants and one CPK/ASAP restaurant opening in the first six months of 2006. Pre-opening costs also included $660,000 in the first six months of 2007 related to the impact of FSP 13-1, compared to $142,000 in the first six months of 2006.

Store closure costs. We incurred store closure costs of $768,000 in the first six months of 2007 and relate to early termination costs that included a lease buyout and construction write-off for one unopened CPK/ASAP. There were no store closure costs in the first six months of 2006.

Interest income. Interest income decreased by $334,000 to $178,000 in the first six months of 2007 from interest income of $512,000 for the first six months of 2006. The decrease was the result of $15.5 million in lower cash and marketable securities balances as of the second quarter of 2007 from the second quarter of 2006.

Income tax provision. The effective income tax rate was 34.8% for the first six months of 2007, compared to 33.0% for the first six months of 2006. The increase in the effective tax rate over the prior year was primarily due to limitations on deductibility of stock-based compensation.

Net income. Net income decreased by $0.7 million to $9.9 million in the first six months of 2007 from $10.6 million in the first six months of 2006. Net income as a percentage of revenues decreased to 3.2% in the first six months of 2007 from 4.0% in the prior year.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations. For the first six months of 2007, net cash flows provided by operating activities were $27.5 million compared to $30.4 million for the first six months of 2006. Net cash flows provided by operating activities for the first six months of 2007 were lower than the first six months of 2006 primarily due to a net decrease in operating assets and liabilities offset by increased depreciation and changes in deferred rent credits.

Net cash flows used in investing activities for the first six months of 2007 increased to $32.4 million from $27.6 million for the first six months of 2006 due to increased capital expenditures related to new restaurants and capitalized maintenance.

We opened four new prototype full service restaurants in the first six months of 2007. The new full service restaurant prototype is larger than our pre-2004 prototype and requires, on average, a higher net investment than our pre-2004 restaurants due to its increased size. However, we expect, and have seen, corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $330,000 to $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have 11 CPK/ASAP restaurants; however, we are re-engineering the concept. As a result of the re-engineering process, which included a financial review, the Company intends to impair and negotiate early termination on up to four other CPK/ASAPs before the end of 2007. This charge is expected to be taken in the third quarter and is estimated to be $8.5 million. The remaining CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

Net proceeds from issuance of common stock were $3.5 million for the first six months of 2007 compared to $2.0 million for the first six months of 2006 and consisted of purchases under our employee stock purchase plan of $0.5 million and $0.4 million, respectively, and common stock option exercises of $3.0 million and $1.6 million, respectively. On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. Under the August 2004 Program 374,217 shares were repurchased during the first six months of 2006 for an aggregate purchase price of $7.3 million. The average purchase price per share for the first six months of 2006 was $19.54. The Company did not repurchase any of its equity securities during the first six months of 2007. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program as of July 1, 2007.

In June 2006, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of July 1, 2007. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of July 1, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of July 1, 2007.

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

As of July 1, 2007, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of July 1, 2007 (in millions):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$283.9	$16.8	$71.7	$65.8	$129.6
FIN 48 Liability	0.7	0.4	0.3	—	—

	$284.6	$17.2	$72.0	$65.8	$129.6

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of July 1, 2007, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In June 2006 we entered into the Amendment. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. No amounts were outstanding as of July 1, 2007. Availability under the line of credit is reduced by outstanding letters of credit, which totaled $5.6 million as of July 1, 2007. Should we draw on this line of credit in the future, changes in interest rates would affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims, if determined adversely for the Company, will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007 and incorporated herein by reference. There were no material changes in the second quarter of 2007 for the risk factors described in the 10-K. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. Under the August 2004 Program 374,217 shares were repurchased during the first six months of 2006 for an aggregate purchase price of $7.3 million. The average purchase price per share for the first six months of 2006 was $19.54. The Company did not repurchase any of its equity securities during the first six months of 2007. The August 2004 Program expired in the third quarter of 2006. Approximately $16.8 million remains available under the June 2006 Program as of July 1, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2007, we held our Annual Meeting of Stockholders. The matters submitted for vote and related election results were as follows:

1.	To elect: William C. Baker, Larry S. Flax, Henry Gluck, Steven C. Good, Charles G. Phillips, Avedick B. Poladian, Richard L. Rosenfield and Alan I. Rothenberg, to our Board of Directors until our next annual meeting of stockholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Withheld
William C. Baker	17,280,598	772,277
Larry S. Flax	17,380,254	672,621
Henry Gluck	17,811,366	241,509
Steven C. Good	16,953,292	1,099,583
Charles G. Phillips	17,280,198	772,677
Avedick B. Poladian	17,811,429	241,446
Richard L. Rosenfield	17,380,587	672,288
Alan I. Rothenberg	17,284,280	768,595

2.	To ratify appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 30, 2007. The results of votes cast were as follows:

Votes For	Votes Against	Abstained
17,413,640	627,160	12,074

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index on page 20 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007

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