Form 10-Q
period 2007-09-30
CALIFORNIA PIZZA KITCHEN INC
filed 2007-11-09
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of November 2, 2007, 29,188,376 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,604	$8,187
Other receivables	12,647	7,876
Inventories	4,783	4,745
Current deferred tax asset, net	11,785	11,721
Prepaid income tax	11,351	—
Other prepaid expenses and other current assets	6,799	5,388

Total current assets	57,969	37,917
Property and equipment, net	285,417	255,382
Noncurrent deferred tax asset, net	6,772	5,867
Goodwill and other intangibles	5,718	5,825
Other assets	6,611	5,522

Total assets	$362,487	$310,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,760	$15,044
Accrued compensation and benefits	21,012	15,042
Accrued rent	15,367	14,532
Deferred rent credits	5,437	4,494
Other accrued liabilities	14,915	13,275
Accrued income tax	9,933	3,614
Short-term borrowings	17,000	—

Total current liabilities	101,424	66,001

Other liabilities	13,686	8,683
Deferred rent credits, net of current portion	34,303	27,486
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 28,309,079 and 28,944,952 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (1)	283	289
Additional paid-in capital	214,438	221,067
Accumulated deficit (2)	(1,647)	(13,013)

Total stockholders’ equity	213,074	208,343

Total liabilities and stockholders’ equity	$362,487	$310,513

(1)	The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares have been adjusted accordingly.

(2)	The Company recorded an adjustment to beginning retained earnings of $47,000 related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
Restaurant sales	$159,665	$140,874	$464,101	$403,996
Royalties from Kraft licensing agreement	1,264	1,116	3,050	2,436
Domestic franchise revenues	668	541	1,854	1,619
International franchise revenues	407	233	947	579

Total revenues	162,004	142,764	469,952	408,630

Costs and expenses:
Food, beverage and paper supplies	39,051	34,904	113,853	100,162
Labor (1)	57,463	50,742	170,574	147,641
Direct operating and occupancy	31,273	27,591	90,741	79,099

Cost of sales	127,787	113,237	375,168	326,902
General and administrative (2)	11,831	11,260	36,828	32,650
Depreciation and amortization	9,418	7,386	26,981	21,427
Pre-opening costs	2,356	1,112	4,558	2,545
Store closure costs	8,500	—	9,269	—

Operating income	2,112	9,769	17,148	25,106
Other (expense) income, net:
Interest expense	(115)	—	(117)	—
Interest income	73	154	254	666

Total other (expense) income, net	(42)	154	137	666

Income before income tax provision	2,070	9,923	17,285	25,772
Income tax provision	666	3,272	5,964	8,503

Net income	$1,404	$6,651	$11,321	$17,269

Net income per common share (3):
Basic	$0.05	$0.23	$0.39	$0.59

Diluted	$0.05	$0.23	$0.38	$0.58

Weighted average shares used in calculating net income per common share (3):
Basic	28,591	28,948	28,974	29,294

Diluted	29,191	29,466	29,889	29,952

(1)	Labor expense for the three and nine months ended September 30, 2007 includes approximately $211,000 and $631,000 of stock-based compensation, respectively, compared to $202,000 and $706,000 in the three and nine months ended October 1, 2006, respectively.

(2)	General and administrative expense for the three and nine months ended September 30, 2007 includes approximately $1.3 million and $4.9 million of stock-based compensation, respectively, compared to $1.4 million and $3.8 million in the three and nine months ended October 1, 2006, respectively.

(3)	The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares and per share amounts have been adjusted accordingly.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Operating activities:
Net income	$11,321	$17,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,981	21,427
Non-cash compensation expense	5,367	4,825
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	(398)	(459)
Store closure costs	9,269	—
Change in deferred rent credits	11,764	7,725
Change in net deferred tax assets	(718)	(1,618)
Changes in operating assets and liabilities:
Other receivables	(4,771)	(4,169)
Inventories	(38)	(109)
Amortization of deferred rent credits	(4,004)	(3,461)
Prepaid expenses and other assets	(13,851)	(1,210)
Accounts payable	224	270
Accrued liabilities	15,407	8,121
Other liabilities	(1,949)	(71)

Net cash provided by operating activities	54,604	48,540

Investing activities:
Capital expenditures *	(57,108)	(47,835)
Change in investments in marketable securities	—	11,415

Net cash used in investing activities	(57,108)	(36,420)

Financing activities:
Short-term borrowings	17,000	—
Net proceeds from issuance of common stock	4,292	4,000
Stock repurchase	(16,769)	(24,683)
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions credited to equity	398	459

Net cash provided by (used in) financing activities	4,921	(20,224)

Net increase (decrease) in cash and cash equivalents	2,417	(8,104)

Cash and cash equivalents at beginning of period	8,187	11,272

Cash and cash equivalents at end of period	$10,604	$3,168

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,352	$6,378

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$9,869	$1,663

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 220 restaurants as of September 30, 2007 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

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

Certain prior year amounts related to property, plant and equipment in the consolidated statements of cash flows have been reclassified to conform to the current year presentation.

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

On January 15, 2007 and July 16, 2007, employees purchased 30,543 and 31,086 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464,000 and $478,000, respectively. Additionally, employees exercised options to purchase 224,686 shares of common stock during the first nine months ended September 30, 2007, which resulted in net proceeds to the Company of $3,350,000.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 43,125 restricted shares vested for each of them in the first nine months ended September 30, 2007.

On January 15, 2006 and July 15, 2006, employees purchased 37,938 and 27,237 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428,000 and $410,000, respectively. Additionally, employees exercised options to purchase 231,274 shares of common stock during the first nine months ended October 1, 2006, which resulted in net proceeds to the Company of $3,162,000.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period.

On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program,” and together with the August 2004 Program, the “Programs”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period.

During the first nine months of 2006, 1,310,273 shares were repurchased under the Programs for an aggregate purchase price of $24.7 million. The average purchase price per share for the first nine months of 2006 was $18.84. During the first nine months of 2007, 876,613 shares were repurchased under the Programs for an aggregate purchase price of $16.8 million. The average purchase price per share for the first nine months of 2007 was $19.13.

Additionally, on August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. No repurchases have been made under the August 2007 Program.

4. Long-term Debt and Credit Facilities

In June 2006, the Company entered into a First Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. As of September 30, 2007, the Company had borrowings outstanding under the credit facility totaling $17.0 million with an average interest rate of 6.24%. Availability under the line of credit is also reduced by outstanding letters of credit, which totaled $6.1 million as of September 30, 2007. Available borrowings under the line of credit were $51.9 million as of September 30, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of September 30, 2007.

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

As a result of adopting SFAS 123R, the impact to the consolidated statement of income for the quarter ended September 30, 2007 on income before income tax provision and net income was $1.5 million and $1.0 million, respectively, or $0.05 and $0.04 on diluted earnings per share, respectively. The impact to the consolidated statement of income for the nine months ended September 30, 2007 on income before income tax provision and net income was $5.5 million and $3.6 million, respectively, or $0.18 and $0.12 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Labor	$211	$202	$631	$706
General and administrative	1,326	1,373	4,853	3,827

Total stock-based compensation	1,537	1,575	5,484	4,533
Tax benefit	(495)	(520)	(1,866)	(1,496)

Total stock-based compensation, net of tax	$1,042	$1,055	$3,618	$3,037

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the third quarter of 2007 and 2006 was $5.47 and $6.69 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the third quarter of 2007 and 2006, respectively: (a) no dividend yield on our common stock for both periods; (b) expected stock price volatility of 28.29% and 35.62%; (c) a risk-free interest rate of 4.47% and 4.82%; and (d) an expected option term of 4.0 years for both periods.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first nine months of 2007 and 2006 was $5.61 and $7.04 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for the first nine months of 2007 and 2006, respectively: (a) no dividend yield on our common stock for both periods; (b) expected stock price volatility of 28.29% and 35.62%; (c) a risk-free interest rate of 4.49% and 4.65%; and (d) an expected option term of 4.0 years for both periods.

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

Information regarding activity for stock awards under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,737,343	$15.55
Awards granted	484,475	18.93
Awards exercised	(310,943)	10.78
Awards cancelled	(145,367)	17.88

Outstanding at September 30, 2007	5,765,508	16.05	7.42	$12,716,481

Vested and exercisable at September 30, 2007	3,032,297

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 30, 2007 was $3.7 million.

A summary of the status of the Company’s nonvested share awards as of September 30, 2007, and changes during the nine months ended September 30, 2007, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	3,197,693	$6.93
Awards granted	484,475	5.61
Awards vested	(831,665)	7.31
Awards cancelled	(117,292)	6.22

Nonvested at September 30, 2007	2,733,211	6.62

As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested share awards was approximately $16.0 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. As of September 30, 2007, there were 1.0 million shares of common stock available for issuance pursuant to future stock awards.

6. Income Taxes

In June 2006 the FASB issued FIN 48, which the Company adopted beginning January 1, 2007. As of September 30, 2007, the Company had $460,000 in unrecognized tax benefits, $299,000 of which would impact the Company’s effective tax rate if recognized. The Company estimates that unrecognized tax benefits of $141,000 will decrease in the next twelve months due to the expiration of statutes of limitations and completion of audits in progress.

The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company has accrued $90,000 of interest and $101,000 of penalties related to uncertain tax positions.

The tax years 2003 to 2006 remain open to examination by major taxing jurisdictions.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and nine months ended September 30, 2007 and October 1, 2006, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Numerator for basic and diluted net income per common share	$1,404	$6,651	$11,321	$17,269

Denominator:
Denominator for basic net income per common share weighted average shares	28,591	28,948	28,974	29,294
Employee stock options	600	518	915	658

Denominator for diluted net income per common share weighted average shares	29,191	29,466	29,889	29,952

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of November 2, 2007 we own, operate, license or franchise 223 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 29 states, the District of Columbia and seven foreign countries. We have 33 restaurants which operate under franchise agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 22 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience which is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts (as of September 30, 2007): 1) 176 company-owned full service California Pizza Kitchen restaurants; 2) 10 company-owned CPK/ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 17 full service restaurants during 2007, 10 of which were opened in the first nine months of 2007. We have signed lease agreements for all of our new full service restaurants planned for the remainder of fiscal 2007. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants. Tenant improvement allowances, most of which are generally associated with inline restaurants, average approximately $500,000 and are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to average $330,000 to $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

In addition to opening new full service restaurants, we opened two CPK/ASAPs during the first nine months of 2007 to compete in the fast casual segment. As of November 2, 2007, we have 10 company-owned CPK/ASAPs; however, we are currently re-engineering the concept and have ceased all development for 2007. As part of this re-engineering process, we elected to negotiate an early termination for one CPK/ASAP restaurant under construction during the second quarter of 2007. Early termination costs were approximately $400,000 and construction write-offs totaled $370,000, for a total charge of approximately $770,000 in the second quarter of 2007. In addition to the second quarter charge, the Company booked an $8.5 million estimate for impairment and early termination costs in the third quarter of 2007 on primarily four other CPK/ASAPs, one of which was closed in the third quarter of 2007 and another which will be closed in the fourth quarter of 2007. The remaining CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three- and nine-month periods ended September 30, 2007 and October 1, 2006 each consisted of 13 and 39 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of September 30, 2007, we had 158 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three and nine months ended September 30, 2007 and October 1, 2006 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
Restaurant sales	98.6%	98.7%	98.8%	98.9%
Royalties from Kraft licensing agreement	0.8%	0.8%	0.6%	0.6%
Domestic franchise revenues	0.4%	0.4%	0.4%	0.4%
International franchise revenues	0.2%	0.1%	0.2%	0.1%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	24.4%	24.8%	24.4%	24.8%
Labor (1)	36.0%	36.0%	36.8%	36.5%
Direct operating and occupancy	19.6%	19.6%	19.6%	19.6%

Cost of sales	80.0%	80.4%	80.8%	80.9%
General and administrative (2)	7.3%	7.9%	7.8%	8.0%
Depreciation and amortization	5.8%	5.2%	5.7%	5.2%
Pre-opening costs	1.5%	0.8%	1.0%	0.6%
Store closure costs	5.2%	0.0%	2.0%	0.0%

Operating income	1.3%	6.8%	3.6%	6.1%
Other income:
Interest expense	-0.1%	0.0%	0.0%	0.0%
Interest income	0.0%	0.1%	0.1%	0.2%

Total other income	0.0%	0.1%	0.0%	0.2%

Income before income tax provision	1.3%	7.0%	3.7%	6.3%
Income tax provision	0.4%	2.3%	1.3%	2.1%

Net income	0.9%	4.7%	2.4%	4.2%

(1)	Labor percentage includes approximately 10 and 20 basis points of stock-based compensation in the three and nine months ended September 30, 2007, respectively, compared to 10 basis points in the each of the three and nine months ended October 1, 2006.

(2)	General and administrative percentage includes approximately 80 and 100 basis points of stock-based compensation in the three and nine months ended September 30, 2007, respectively, compared to 100 and 90 basis points in the three and nine months ended October 1, 2006, respectively.

The following table details the number of restaurants at the end of the third quarter of 2007:

Third Quarter 2007	Total Units at July 1, 2007	Opened	Acquired	Closed	Total Units at September 30, 2007
Company-owned full service domestic	170	6	—	—	176
Company-owned ASAP domestic	11	—	—	1	10
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	16	1	—	—	17
Franchised international	15	1	—	—	16

Total	213	8	—	1	220

Three months ended September 30, 2007 compared to the three months ended October 1, 2006

Total Revenues. Total revenues increased by $19.2 million, or 13.4%, to $162.0 million in the third quarter of 2007 from $142.8 million in the third quarter of 2006 due to an $18.8 million increase in restaurant sales and a $0.4 million increase in franchise and other revenues. The increase in restaurant sales was due to a 3.0% increase in weekly sales average for full service restaurants, $4.2 million in sales derived from CPK/ASAP restaurants and $1.1 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 3.5%, driven by a 4.7% increase in pricing, 0.3% increase in mix and a 1.5% decrease in guest counts. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of three international franchises since the third quarter of 2006.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $4.2 million, or 12.0%, to $39.1 million in the third quarter of 2007 from $34.9 million in the third quarter of 2006. Food, beverage and paper supplies as a percentage of restaurant sales was 24.4% in the third quarter of 2007 compared to 24.8% in the third quarter of 2006. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to lower meat and produce costs partially offset by higher dairy costs.

Labor. Labor increased by $6.8 million, or 13.4%, to $57.5 million in the third quarter of 2007 from $50.7 million in the third quarter of 2006. As a percentage of restaurant sales, labor was 36.0% in both the third quarter of 2007 and 2006. The dollar increase in labor was primarily due to increased hourly labor associated with minimum wage increases, as well as higher management labor and benefits.

Direct operating and occupancy. Direct operating and occupancy costs increased by $3.7 million, or 13.4%, to $31.3 million in the third quarter of 2007 from $27.6 million in the third quarter of 2006. Direct operating and occupancy costs as a percentage of restaurant sales was 19.6% in the third quarter of 2007 and 2006. The dollar increase in direct operating and occupancy costs was primarily due to increased utility, rent expense and credit card charges.

General and administrative. General and administrative costs increased by $0.5 million, or 4.4%, to $11.8 million in the third quarter of 2007 from $11.3 million in the third quarter of 2006. General and administrative costs as a percentage of total revenue decreased to 7.3% in the third quarter of 2007 from 7.9% in the third quarter of 2006. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased bank and computer maintenance charges.

Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 27.0%, to $9.4 million in the third quarter of 2007 from $7.4 million in the third quarter of 2006. The increase in the third quarter of 2007 was primarily due to the addition of 19 full service restaurants and four CPK/ASAPs since the end of the third quarter of 2006.

Pre-opening costs. Pre-opening costs increased by $1.3 million to $2.4 million in the third quarter of 2007 from $1.1 million in the third quarter of 2006. We opened six full service restaurants in the third quarter of 2007 compared to three full service restaurants and one CPK/ASAP restaurant opening in the third quarter of 2006. Included in the $2.4 million pre-opening costs is $0.5 million associated with FSP 13-1, compared to $0.2 million in the third quarter of 2006.

Store closure costs. We incurred store closure costs of $8.5 million in the third quarter of 2007 and primarily relate to early termination costs that included lease buyouts and construction write-offs for four CPK/ASAPs. There were no store closure costs in the third quarter of 2006.

Interest expense. Interest expense was $115,000 in the third quarter of 2007 compared to none in the third quarter of 2006. Interest expense primarily relates to $17.0 million of borrowings against our line of credit.

Interest income. Interest income decreased by $81,000 to $73,000 in the third quarter of 2007 from interest income of $154,000 for the third quarter of 2006. The decrease was the result of lower cash and marketable securities balances as of the third quarter of 2007 from the third quarter of 2006.

Income tax provision. The effective income tax rate was 32.2% for the third quarter of 2007 compared to 33.0% for the third quarter of 2006.

Net income. Net income decreased by $5.3 million to $1.4 million in the third quarter of 2007 from $6.7 million in the third quarter of 2006. Net income as a percentage of revenues decreased to 0.9% in the third quarter of 2007 from 4.7% in the prior year.

Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006

Total Revenues. Total revenues increased by $61.4 million, or 15.0%, to $470.0 million in the first nine months of 2007 from $408.6 million in the first nine months of 2006 due to a $60.1 million increase in restaurant sales and a $1.3 million increase in franchise and other revenues. The increase in restaurant sales was due to a 3.9% increase in weekly sales average for full service restaurants, $12.8 million in sales derived from CPK/ASAP restaurants and $3.3 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 4.5%, driven by a 0.4% increase in guest counts, a 0.2% increase in mix and a 3.9% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of three international franchises since the third quarter of 2006.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $13.7 million, or 13.7%, to $113.9 million in the first nine months of 2007 from $100.2 million in the first nine months of 2006. Food, beverage and paper supplies as a percentage of restaurant sales was 24.4% in the first nine months of 2007 compared to 24.8% in the first nine months of 2006. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to lower meat and produce costs.

Labor. Labor increased by $23.0 million, or 15.6%, to $170.6 million in the first nine months of 2007 from $147.6 million in the first nine months of 2006. As a percentage of restaurant sales, labor increased to 36.8% in the first nine months of 2007 from 36.5% in the first nine months of 2006. The increase in labor as a percentage of restaurant sales was primarily due to increased hourly labor associated with minimum wage increases and increased management labor and benefits.

Direct operating and occupancy. Direct operating and occupancy costs increased by $11.6 million, or 14.7%, to $90.7 million in the first nine months of 2007 from $79.1 million in the first nine months of 2006. Direct operating and occupancy costs as a percentage of restaurant sales was 19.6% in the first nine months of 2007 and 2006. The dollar increase in direct operating and occupancy costs was primarily due to increased rent expense and increased credit card charges.

General and administrative. General and administrative costs increased by $4.1 million, or 12.5%, to $36.8 million in the first nine months of 2007 from $32.7 million in the first nine months of 2006. General and administrative costs as a percentage of total revenue decreased to 7.8% in the first nine months of 2007 from 8.0% in the first nine months of 2006. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased consulting fees.

Depreciation and amortization. Depreciation and amortization increased by $5.6 million, or 26.2%, to $27.0 million in the first nine months of 2007 from $21.4 million in the first nine months of 2006. The increase in the first nine months of 2007 was primarily due to the addition of 19 full service restaurants and four CPK/ASAPs since the end of the third quarter of 2006.

Pre-opening costs. Pre-opening costs increased by $2.1 million to $4.6 million in the first nine months of 2007 from $2.5 million in the first nine months of 2006. We opened 10 full service restaurants and two CPK/ASAP restaurants in the first nine months of 2007 compared to seven full service restaurants and two CPK/ASAP restaurant opening in the first nine months of 2006. Pre-opening costs also included $1.2 million in the first nine months of 2007 related to the impact of FSP 13-1, compared to $379,000 in the first nine months of 2006.

Store closure costs. We incurred store closure costs of $9.3 million in the first nine months of 2007 and primarily relate to early termination costs that included lease buyouts and construction write-offs for five CPK/ASAPs. There were no store closure costs in the first nine months of 2006.

Interest expense. Interest expense was $117,000 in the first nine months of 2007 compared to none in the third quarter of 2006. Interest expense primarily relates to $17.0 million of borrowings against our line of credit.

Interest income. Interest income decreased by $412,000 to $254,000 in the first nine months of 2007 from interest income of $666,000 for the first nine months of 2006. The decrease was the result of lower cash and marketable securities balances as of the third quarter of 2007 from the third quarter of 2006.

Income tax provision. The effective income tax rate was 34.5% for the first nine months of 2007 compared to 33.0% for the first nine months of 2006. The increase in the effective tax rate over the prior year was primarily due to limitations on deductibility of stock-based compensation.

Net income. Net income decreased by $6.0 million to $11.3 million in the first nine months of 2007 from $17.3 million in the first nine months of 2006. Net income as a percentage of revenues decreased to 2.4% in the first nine months of 2007 from 4.2% in the prior year.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations. For the first nine months of 2007, net cash flows provided by operating activities were $54.6 million compared to $48.5 million for the first nine months of 2006. Net cash flows provided by operating activities for the first nine months of 2007 were higher than the first nine months of 2006 primarily due to increased depreciation and store closure costs offset by a net decrease in operating assets and liabilities.

Net cash flows used in investing activities for the first nine months of 2007 increased to $57.1 million from $36.4 million for the first nine months of 2006 due to increased capital expenditures related to new restaurants and capitalized maintenance.

We opened 10 new prototype full service restaurants in the first nine months of 2007. The new full service restaurant prototype is larger than our pre-2004 prototype and requires, on average, a higher net investment than our pre-2004 restaurants due to its increased size. However, we expect, and have seen, corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $330,000 to $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have 10 CPK/ASAP restaurants; however, we are re-engineering the concept. As a result of the re-engineering process, which included a financial review, the Company plans to impair and negotiate early termination on up to four other CPK/ASAPs before the end of 2007. We took a charge of $8.5 million in the third quarter of 2007 relating to these restaurants. The remaining CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

Net proceeds from issuance of common stock were $4.3 million for the first nine months of 2007 compared to $4.0 million for the nine months of 2006 and consisted of purchases under our employee stock purchase plan of $1.0 million and $0.8 million, respectively, and common stock option exercises of $3.3 million and $3.2 million, respectively.

On August 16, 2004, the Board of Directors authorized a stock repurchase program (“August 2004 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2004 Program, up to $20.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period.

On June 14, 2006, the Board of Directors authorized an additional stock repurchase program (“June 2006 Program,” and together with the August 2004 Program, the “Programs”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the June 2006 Program, up to $30.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period.

During the first nine months of 2006, 1,310,273 shares were repurchased under the Programs for an aggregate purchase price of $24.7 million. The average purchase price per share for the first nine months of 2006 was $18.84. During the first nine months of 2007, 876,613 shares were repurchased under the Programs for an aggregate purchase price of $16.8 million. The average purchase price per share for the first nine months of 2007 was $19.13.

Additionally, on August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. No repurchases have been made under the August 2007 Program.

In June 2006, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. As of September 30, 2007, the Company had borrowings outstanding under the credit facility totaling $17.0 million with an average interest rate of 6.24%. Availability under the line of credit is also reduced by outstanding letters of credit, which totaled $6.1 million as of September 30, 2007. Available borrowings under the line of credit were $51.9 million as of September 30, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of September 30, 2007.

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

As of September 30, 2007, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$289.1	$9.0	$74.2	$68.6	$137.3
Short-term borrowings	17.0	17.0	—	—	—
FIN 48 Liability	0.5	0.2	0.3	—	—

	$306.6	$26.2	$74.5	$68.6	$137.3

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of September 30, 2007, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In June 2006 we entered into the Amendment. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009. Other than the commitment amount, there were no other material changes to the terms of the Original Credit Agreement. As of September 30, 2007, the Company had borrowings outstanding under the credit facility totaling $17.0 million with an average interest rate of 6.24%. Availability under the line of credit is also reduced by outstanding letters of credit, which totaled $6.1 million as of September 30, 2007. Available borrowings under the line of credit were $51.9 million as of September 30, 2007. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of September 30, 2007.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A class action matter was filed on March 21, 2007 in the San Diego County Superior Court. The Complaint alleges violations of laws which require employers to provide specific meal and rest periods. Plaintiff claims the Company failed to provide its employees with uninterrupted meal periods when required, and that it deprived its employees of second meal periods and paid rest periods as required by law. This matter is currently in the early litigation stage, and investigation and discovery are ongoing. The Company will contest the matter and denies liability.

We are also subject to certain private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims, if determined adversely for the Company, will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007 and incorporated herein by reference. There were no material changes in the third quarter of 2007 for the risk factors described in the 10-K. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the third quarter of 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/02/07-08/05/07	876,613	$19.13	876,613	$50,000,000
08/06/07-09/02/07	—	$—	—	$—
09/03/07-09/30/07	—	$—	—	$—

Total	876,613	$19.13	876,613	$50,000,000

(1)	The Board of Directors authorized a stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions in June 2006. Under the plan, up to $30.0 million of Company stock could be reacquired over a 24-month period. In August 2007, the Board of Directors authorized an additional stock repurchase program to acquire Company stock from time to time in the open market and through privately negotiated transactions. Under the plan authorized in August 2007, up to $50.0 million of Company stock could be reacquired over a 24-month period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Dated: November 9, 2007

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