Form 10-K
period 2007-12-30
CALIFORNIA PIZZA KITCHEN INC
filed 2008-03-14
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE FISCAL YEAR ENDED DECEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 000-31149

California Pizza Kitchen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4040623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007, the last trading day of the second fiscal quarter, was approximately $305 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 13, 2008, 25,628,993 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be held May 21, 2008.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2007 ANNUAL REPORT ON FORM 10-K

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended December 28, 2003, January 2, 2005, January 1, 2006, December 31, 2006 and December 30, 2007 are referred to as fiscal years 2003, 2004, 2005, 2006 and 2007, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2004, which was a 53-week year. All prior quarters consisted of 13 weeks except for 2004, which included a final quarter of 14 weeks.

PART I.

Item 1.    Business

Overview and Strategy

California Pizza Kitchen, Inc. (referred to herein as the “Company” or in the first person notations “we,” “our,” and “us”) is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 13, 2008, we own, license or franchise 237 locations in 30 states, the District of Columbia and 8 foreign countries, of which 198 are company-owned and 39 operate under franchise or license arrangements. During our 23 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcases recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as The Original BBQ Chicken Pizza, Thai Chicken Pizza, Kung Pao Spaghetti, The Original BBQ Chicken Chopped Salad and the Waldorf Chicken Salad, as well as more recently introduced items such as the Miso Salad, Mediterranean Salad, Italian Tomato & Basil Pizza, Works Pizza, Cajun Pizza, Blue Crab Cakes and Pan Sautéed Salmon. In addition, our entire menu is trans-fat free. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

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

Our 237 locations include 9 company-owned and operated California Pizza Kitchen ASAPs (“CPK/ASAP”). We developed the CPK/ASAP concept to cater to a fast, casual dining experience compared to our full service restaurants. We are currently re-engineering the concept and have ceased all further development. During

2007 we assessed real estate sites, evaluated menu items and the results of consumer research. This resulted in ceasing construction on one CPK/ASAP and negotiating an early termination for $770,000 and booking an additional $8.5 million estimate for impairment and early termination costs on primarily four other CPK/ASAPs. The remaining CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

Menu

Our menu committee, which is led by our co-founders and co-Chief Executive Officers (“co-CEOs”), Richard Rosenfield and Larry Flax, continuously experiments with food items and flavor combinations in an attempt to create selections that are innovative and capture distinctive tastes. We first applied our innovative approach to creating and defining a new category of pizza—the premium pizza. For example, our signature creation, The Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce, and adds toppings of barbeque chicken breast, smoked gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Among our other innovative pizzas are the California Club, The Works, The Greek, Mango Tandoori Chicken, Carne Asada, Shrimp Scampi and Jamaican Jerk Chicken.

We have broadened our menu beyond pizza to include pastas, salads, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken Tequila Fettuccine, which captures Southwestern flavors in a rich tequila-lime and jalapeño cream sauce, The Original BBQ Chicken Chopped Salad, which uses both barbecue sauce and garden-herb ranch dressing, the Chinese Chicken Salad with crispy angel hair pasta, and our hearth-baked Tortilla Spring Rolls appetizers, which are sprinkled with herbs and baked in our pizza ovens. We also recently introduced two new specialty entrees to add to the three chicken entrees introduced in 2006, namely the Cabo Crab Cakes and Pan Sautéed Salmon.

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

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $6.49 to $18.29 and our average dine-in guest check is approximately $13.37, including alcoholic beverages. We offer a variety of wines by the bottle or glass, bottled and tap beers, as well as mixed drinks, primarily to complement our menu offerings in all restaurants in which we have liquor licenses.

Operations

Restaurant Management.    We currently have 33 regional directors who report to four vice presidents of operations. These vice presidents report to our co-CEOs. Each regional director oversees from four to eight restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and two to three other managers. Additionally, depending upon the size, location and sales volume of a restaurant, we may also employ another kitchen manager and/or a third manager in the dining area. Most of our full service restaurants employ approximately 60 to 80 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to service, food and beverage preparation, maintenance of facilities, quality and safety. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. Our management training program lasts for 10 weeks and is completed in one of our 90 certified training restaurants. Management training includes service, kitchen and overall management responsibilities, with intense focus on food preparation, the essence of the California Pizza Kitchen experience. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. After spending the first eight weeks in their certified training restaurant, new managers spend the last two weeks of training in their home restaurant, working side-by-side with the general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future growth. In addition, we have detailed written operating procedures, standards and controls, finance modules, food quality assurance systems and safety programs. We hold either general manager conferences or regional director updates during which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics. This same information is then communicated to all levels of management through the regional vice presidents and regional directors, ensuring that identical messages are communicated to each manager in our company.

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

Recruiting and Retention.    We seek to hire experienced managers and staff. We support our employees by offering competitive wages and benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including eligible part-time workers, and discounts on dining. We also have an employee stock purchase plan which allows all employees to participate who have worked for us for at least 1 year and who work a minimum of 20 hours per week.

We attempt to motivate and retain our employees by providing them with structured career development programs for increased responsibilities and advancement opportunities, as well as performance-based bonuses tied to sales, profitability and qualitative measures. Our most successful general managers are eligible for promotion to senior general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We believe we also enjoy the recruiting advantage of offering our general managers restaurants that are easier to manage because they are generally smaller than those of our competitors and have hours that typically do not extend late into the night. We believe these advantages offer our managers a quality work environment compared to many of our competitors.

Customer Satisfaction.    Customer satisfaction is critically important to us. To that end, we solicit and analyze our customers’ opinions through web-based and telephonic surveying of randomly selected guests every month (a minimum of 50 to 60 per restaurant), which is a vital tool in our quality control efforts from both a food quality and customer service perspective.

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention featuring our co-founders and co-CEOs Richard Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New restaurant openings, high-profile fundraisers and media events currently serve as the focal point of our public relations and media outreach efforts.

We entered a sponsorship agreement with the Los Angeles Dodgers, Los Angeles Angels of Anaheim and the Los Angeles Kings in 2007 to promote California Pizza Kitchen at Dodger Stadium, Angel Stadium and STAPLES Center, respectively. We will be the exclusive pizza provider at these venues for the next three years.

During 2007, our public relations efforts led to coverage on a national level in numerous outlets including the New York Times, Los Angeles Times, The Today Show, The View, The Big Idea with Donny Deutsch, CNBC Mad Money, CNBC Morning Call, National Public Radio: Corporate Corner, Newsweek Magazine, Priority Magazine and CFO Magazine. CPK-branded products appeared in several national television shows and films including Bring it On: In It to Win It, King of Queens, The Big Bang Theory and The Bill Engvall Show. In addition, Company representatives were invited to demonstrate our creative California-style cuisine on local television programs in over 15 major markets and were written about in major daily newspapers from coast to coast.

We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fundraising events with invitations to media personalities and community leaders. In addition, we donate 100% of dine-in pizza sales from a designated day immediately following the opening to worthwhile local charities. California Pizza Kitchen managers are also encouraged to host fundraising events in their restaurants with local charities. During 2007 approximately $200,000 was donated to local communities and children’s charities across the U.S.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes through ongoing in-kind donations. We have developed two cookbooks and 100% of the proceeds from the sale of these cookbooks are donated to various charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. Additionally, a portion of the proceeds from our premium frozen pizza sales sold at retail outlets are also donated to local charities.

We conduct consumer research to monitor our customer satisfaction and we also engage to a limited extent in paid advertising for individual restaurant locations, including magazines, newspaper inserts, billboards, electronic and direct mail. On-going marketing efforts include business-to-business programs, CPKids programs with local schools and children’s organizations, hotel concierges and new resident programs. We utilize a variety of printed materials, including take-out and catering menus, mall employee pizza passes, take-out bag stuffers, check presenter inserts, Be Our Guest cards and electronic gift cards.

In 2007, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. At this stage of our development, we expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

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

We tested a “new” prototype in fiscal 2004. As such, our openings in fiscal years 2004, 2005, 2006 and 2007 included opening 3, 15, 16 and 17 new prototype full service restaurants, respectively. The new prototypes demonstrated encouraging daypart trends, check averages and alcoholic beverage sales and are the basis for expansion plans in the future. The new prototype full service restaurants are larger than our former units. The new prototype restaurants are approximately 5,800 square feet and have approximately 200 indoor and outdoor seats and also feature a bar area that has been designed to create a more comfortable experience that will enhance our dinner business. We have the ability to operate a full service restaurant in less than the new prototype size, particularly if we are able to secure additional patio seating. We believe the size and flexibility of our formats provide us with a competitive advantage in securing sites.

In addition to full service restaurants, we also own nine CPK/ASAP restaurants that compete in the fast casual market.

Our portfolio of restaurants also includes LA Food Show Bar & Grill (“LA Food Show”), which currently has one location in Manhattan Beach, California. We expect to open our second LA Food Show location in Beverly Hills, California in fiscal 2008.

Unit Level Economics

Full service restaurants opened in fiscal 2007 are approximately 5,800 square feet with approximately 200 seats. Our average gross investment was approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants, excluding pre-opening costs, which averaged approximately $330,000 to $350,000 per restaurant.

Restaurant Franchise and Licensing Arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the CPK/ASAP concept in 1996. Our franchised CPK/ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. Our CPK/ASAP franchisee, HMSHost Corporation (“HMSHost”), operates 16 California Pizza Kitchen ASAP restaurants throughout the United States, primarily in airports. In addition to HMSHost, MGM Mirage operates one full service California Pizza Kitchen restaurant in a high-profile resort in Las Vegas, Nevada.

HMSHost has preferred rights to open new CPK/ASAP restaurants in airports and in travel plazas along toll-roads in North America. However, any location proposed by HMSHost is subject to our approval at our sole discretion. Once we have agreed to HMSHost’s development of a CPK/ASAP restaurant in an airport or travel plaza location, our right to license or operate a restaurant ourselves at that location is limited. In fiscal 2006, we agreed to extend our relationship with HMSHost until 2012. Upon approval of additional locations, HMSHost pays an initial franchise fee of $20,000 for each CPK/ASAP restaurant at a new location, $10,000 for each additional CPK/ASAP restaurant at an existing location, and continuing royalties at rates of 5% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as an HMSHost concessionaire agreement to operate at an airport or mall terminates.

As of March 13, 2008, we have five international franchisees. One international franchisee operates eight full service restaurants with four in Hong Kong, China and one each in Indonesia, Singapore, Malaysia and Shanghai, China. Another international franchisee operates six full service restaurants in the Philippines. The third international franchisee operates two full service restaurants in Japan. Our fourth international franchisee operates two full service restaurants in Mexico and a fifth international franchisee operates one full service restaurant in South Korea.

Our territorial development agreements with our other international franchisees grant them the right to operate restaurants in an identified territory subject to meeting development obligations and excluding certain types of locations. Our basic franchise agreement with these franchisees generally requires payment of an initial fee of between $50,000 and $75,000 for a full service restaurant, as well as continuing royalties at a rate of 5% of gross revenue. Most of our franchise agreements contain a 10- or 20-year term.

Agreement with Kraft Pizza Company

In 1997 we entered into a trademark license agreement with Kraft Pizza Company (“Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada, including: The Original BBQ Recipe Chicken, Five-Cheese & Tomato, Thai Chicken, Garlic Chicken and Mushroom Pepperoni Sausage. In 2005, Kraft introduced the California Pizza Kitchen “Crispy Thin Crust” line with three popular California Pizza Kitchen pizzas: Sicilian, Margherita and White, on a Neapolitan-style crust. In 2006, Kraft expanded the California Pizza Kitchen Crispy Thin Crust line with two new pizzas, the Garlic Chicken and BBQ Recipe Chicken. Our frozen pizzas are currently sold in 50 states in approximately 17,000 points of distribution through select grocers, including major markets such as Los Angeles, San Francisco, Chicago, Denver, New York, Boston and Atlanta. Distribution and advertising will continue to expand with a continued focus on those markets in which our restaurants are located.

We collect royalties based on a tiered schedule. The royalties are calculated as a percentage of Kraft’s net sales of our premium frozen pizzas. We received $4.7 million in royalties in fiscal 2007, an increase of 27% from fiscal 2006. Kraft is also obligated to spend a percentage of net sales on advertising and promotion of California Pizza Kitchen’s licensed products.

Management Information Systems

All of our restaurants use computerized information technology systems which are designed to improve operating efficiencies, provide field and corporate management timely access to financial and marketing data, reduce restaurant and corporate administrative time and expense and facilitate an enjoyable guest experience by allowing our guests to customize menu items, food preparation and payment options as desired. Our restaurant systems include a point-of-sale system, a labor scheduling and management application and an inventory usage analysis system. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts, daily labor expense and inventory movement. This information drives in-store reporting and analysis systems designed to help our management teams run their restaurants efficiently and profitably. Each week, every restaurant prepares a flash profit and loss statement that is compared to other relevant measures such as budget and prior year. Additionally, the information is generally transmitted to the corporate office on a daily basis for use by our corporate information systems.

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

We are also certified as being in compliance with the Payment Card Industry Data Security Standard requirements for Level 1 merchants.

Purchasing

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and food safety and compare them to our detailed specifications. Specific, qualified manufacturers and growers are then inspected and approved for use. This process is repeated at least once a year. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing staff generally negotiates prices based on one of two formats: fixed-price contracts generally with terms of from one month to one year or monthly commodity pricing formulas.

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

Employees

As of December 30, 2007, we have approximately 14,800 employees, including approximately 200 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, customer service, ambiance, location and overall dining experience. We believe that our concept, attractive price-value relationship and quality of food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources. We also compete with many other restaurant and retail establishments for site locations and restaurant-level employees. The packaged food industry is also intensely competitive.

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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, may impact aspects of our operations. During fiscal 2007, there were no material capital expenditures for environmental control devices and no such expenditures are anticipated.

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

Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Although we have not experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings of new restaurants. Any such delays or any material increases in employee turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages and/or grant awards of equity, to the extent available, to attract a sufficient number of employees, which could result in higher labor costs. Failure to pay higher wages and/or grant awards of equity may prevent us from retaining and attracting qualified employees.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods twice a week at a set, flat fee per case to all of our restaurants. Our contract with our national master distributor is up for renewal in July 2008. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

Approximately forty percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Together with our franchisees, we currently operate a total of 84 restaurants in California (77 are company-owned and 7 are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage is currently $5.85 and will be increased in the future. However, approximately 40% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.75 in 2006 to $7.50 per hour effective January 1, 2007 and $8.00 per hour effective January 1, 2008. During 2007, there were 24 other states that had state minimum wage increases in addition to California. Similar increases may be implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are sometimes the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect our restaurants, regardless of whether the allegations are valid or whether California Pizza Kitchen is liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim involves one of our franchisees or licensees. Further, employee claims against us based on, among other things, wage discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to these employee claims before, and a significant increase in the number of these claims or any increase in the number of successful claims could materially adversely affect our business, financial condition, operating results or cash flows. We also are subject to some states’ “dram shop” statutes. These statutes generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Current Locations

As presented in the table below, as of March 13, 2008, we own, license or franchise 237 locations in 30 states, the District of Columbia and 8 foreign countries, of which 198 are company-owned and 39 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost, which operates 16 CPK/ASAP restaurants; MGM Mirage, which operates 1 full service restaurant in a Las Vegas casino; and five international franchisees which currently operate a total of 19 full service restaurants in China, Indonesia, Japan, Malaysia, Mexico, Philippines, Singapore and the South Korea. In 2007 we also introduced California Pizza Kitchen locations at three sports and entertainment venues which operate seasonally.

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants	Sports and Entertainment Venues	Total Locations
Domestic
Alabama	2	—	—	—	2
Arizona	6	—	1	—	7
California	77	—	7	3	87
Colorado	6	—	—	—	6
Connecticut	3	—	—	—	3
Florida	13	—	2	—	15
Georgia	5	—	—	—	5
Hawaii	5	—	—	—	5
Illinois (2)	11	—	—	—	11
Kansas	1	—	—	—	1
Kentucky	1	—	—	—	1
Maryland	5	—	—	—	5
Massachusetts	4	—	—	—	4
Michigan	5	—	—	—	5
Minnesota	3	—	1	—	4
Missouri	5	—	2	—	7
Nebraska	1	—	—	—	1
Nevada	2	1	—	—	3
New Jersey	3	—	—	—	3
New York	7	—	—	—	7
North Carolina	3	—	2	—	5
Ohio	3	—	—	—	3
Oregon	1	—	—	—	1
Pennsylvania	2	—	—	—	2
Tennessee	1	—	—	—	1
Texas	10	—	—	—	10
Utah	2	—	1	—	3
Virginia	6	—	—	—	6
Washington	3	—	—	—	3
Washington, D.C	1	—	—	—	1
Wisconsin	1	—	—	—	1

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants	Sports and Entertainment Venues	Total Locations
International
Hong Kong, China	—	4	—	—	4
Indonesia	—	1	—	—	1
Japan	—	2	—	—	2
Malaysia	—	1	—	—	1
Mexico	—	2	—	—	2
Philippines	—	6	—	—	6
Shanghai, China	—	1	—	—	1
Singapore	—	1	—	—	1
South Korea	—	1	—	—	1

Totals as of March 13, 2008	198	20	16	3	237

(1)	All of our company-owned restaurants are full service, except for 9 CPK/ASAP restaurants.
(2)	Includes one restaurant in the Chicago area in which a wholly-owned subsidiary is the general partner and owns approximately 70% of the total partnership interest.

Item 3.    Legal Proceedings

On March 21, 2007, a class action lawsuit was filed in the San Diego Superior Court against California Pizza Kitchen. The lawsuit was filed by a former restaurant server who purported to represent approximately 17,000 current and former non-exempt California employees. The lawsuit alleged violations of state wage and hour laws involving meal and rest breaks, and sought an unspecified amount in damages. The amount of potential damages, if any, associated with the claim did not exceed 10% of the Company’s current assets.

On March 6, 2008, the Company entered into a tentative settlement of all claims in action. The settlement will enable the Company to avoid lengthy, burdensome litigation as well as substantial continuing legal and other administrative expenses. The Company does not admit any liability in connection with the settlement. The settlement, subject to final court approval, will result in the dismissal of the lawsuit’s claims against the Company. Under the proposed settlement, class members can submit claims pursuant to a Court approved process whereby the Company would pay an amount not to exceed $3.2 million to settle claims asserted on behalf of the class. The purported class representative alleges that there were violations of wage and hour laws related to meal and rest breaks. The Company believes that the actual number of violations, if any, were relatively low in number and it believes that the relatively low actual number will be reflected in the number of individual claims. The Company believes this will result in a net payment less than the $3.2 million figure, however, the specific net figure cannot be quantified at this time.

The Company has accrued a legal settlement reserve of $2.3 million based on an estimate of the maximum costs that are expected to be incurred in connection with this case. The parties anticipate filing a motion in the Superior Court in the near future requesting approval of the proposed settlement. This is required before the settlement becomes effective and final. The Company cannot provide any assurances that the Court will approve the proposed settlement.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “CPKI.” The following table sets forth, for the two most recent fiscal years, the high and low sales prices as reported on the Nasdaq National Market. All prices and share count references reflect the effect of the June 19, 2007 3-for-2 stock split.

	High	Low
Fiscal 2006:
First Quarter	$23.00	$19.17
Second Quarter	$22.83	$17.24
Third Quarter	$20.66	$16.70
Fourth Quarter	$22.27	$19.64
Fiscal 2007:
First Quarter	$24.40	$20.67
Second Quarter	$25.23	$20.58
Third Quarter	$22.59	$17.36
Fourth Quarter	$21.00	$14.28

As of March 13, 2008, there were approximately 144 holders of record of our common stock. On March 13, 2008, the last sale price reported on the Nasdaq National Market for our common stock was $13.14 per share.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return of our common stock with the cumulative total return of (a) the Nasdaq National Market Composite and (b) the S&P Smallcap Restaurant Index for the period commencing August 2, 2000 (the date of our initial public offering) through December 28, 2007, the last trading day before our fiscal year end December 30, 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/27/2002	6/27/2003	12/26/2003	6/25/2004	12/31/2004	7/01/2005
California Pizza Kitchen Inc	100.00	84.91	77.45	76.15	90.84	104.86
S&P Smallcap 600 Restaurants	100.00	124.39	133.56	139.23	164.43	176.57
NASDAQ Market Index	100.00	74.07	68.51	82.20	101.74	104.52

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/30/2005	6/30/2006	12/29/2006	6/29/2007	12/28/2007
California Pizza Kitchen Inc	126.26	108.53	131.56	127.19	90.95
S&P Smallcap 600 Restaurants	168.57	169.22	187.50	178.08	136.95
NASDAQ Market Index	111.49	106.28	114.18	113.04	121.96

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

Equity Compensation Plan Information

Information about California Pizza Kitchen’s equity compensation plans at December 30, 2007 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	5,546,657	$16.37	1,110,850
Equity compensation plans not approved by security holders	—	—	—

Total	5,546,657	$16.37	1,110,850

(1)	Consists of two California Pizza Kitchen stock plans: 1998 Stock-Based Incentive Compensation Plan and 2004 Omnibus Incentive Compensation Plan.

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

During fiscal 2007, 876,613 shares were repurchased under the “Programs” for an aggregate purchase price of $16.8 million. The average purchase price per share for fiscal 2007 was $19.13. No shares were repurchased during the fourth quarter of 2007.

Additionally, on August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The full $50.0 million remained available under the August 2007 Program for stock repurchases as of December 30, 2007.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 30, 2007 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data, operating data and footnotes)

	Fiscal Year
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues:
Restaurant sales	$624,324	$547,968	$474,738	$418,799	$356,260
Royalties from Kraft licensing agreement	4,710	3,691	2,028	1,219	1,156
Domestic franchise revenues	2,460	2,138	2,083	1,865	1,931
International franchise revenues	1,390	804	750	569	540

Total revenues	632,884	554,601	479,599	422,452	359,887
Costs and expenses:
Food, beverage and paper supplies	153,954	135,848	118,480	103,813	87,806
Labor (1)	228,664	199,744	173,751	152,949	129,702
Direct operating and occupancy	124,476	108,558	92,827	83,054	70,273

Cost of sales	507,094	444,150	385,058	339,816	287,781
General and administrative (2)	48,391	43,320	36,298	28,794	21,488
Depreciation and amortization	37,146	29,489	25,440	23,975	20,714
Pre-opening costs	7,167	6,964	4,051	737	4,147
Severance charges (3)	—	—	—	—	1,221
Loss on impairment of property and equipment	—	—	1,160	—	18,984
Store closure costs	9,269	707	152	2,700	—
Legal settlement reserve	2,300	—	600	1,333	—

Operating income	21,517	29,971	26,840	25,097	5,552
Other (expense) income:
Interest expense	(362)	—	—	—	—
Interest income	289	718	739	571	317
Other income	—	—	1,105	—	—
Equity in loss of unconsolidated joint venture	—	—	(22)	(143)	(349)

Total other (expense) income	(73)	718	1,822	428	(32)

Income before income tax provision	21,444	30,689	28,662	25,525	5,520
Income tax provision (benefit)	6,660	9,689	9,172	7,709	(82)

Net income	$14,784	$21,000	$19,490	$17,816	$5,602

Net income per common share (4):
Basic	$0.51	$0.72	$0.67	$0.62	$0.20
Diluted	$0.50	$0.70	$0.66	$0.62	$0.20
Shares used in calculating net income per common share (4):
Basic	28,843	29,118	29,068	28,687	28,300
Diluted	29,609	29,818	29,607	28,900	28,541
Selected Operating Data:
Locations open at end of year	231	205	188	171	168
Company-owned restaurants open at end of year	193	176	157	141	137
Average weekly company-owned full service restaurant sales	$67,461	$65,406	$62,383	$57,509	$54,896
18-month comparable company-owned restaurant sales increase	3.8%	5.9%	7.5%	8.0%	3.4%

	Fiscal Year
	2007	2006	2005	2004	2003
Selected Balance Sheet Data:
Cash and cash equivalents	$10,795	$8,187	$11,272	$17,719	$15,877
Marketable securities	—	—	11,408	26,415	18,904
Total assets	367,128	310,513	274,254	241,804	216,175
Total debt, including current portion	21,000	—	—	—	—
Stockholders’ equity	218,137	208,343	197,336	167,035	144,210

(1)	Labor expense for fiscal years 2007 and 2006 include approximately $849,000 and $917,000 of stock-based compensation, respectively, compared to none in each of the fiscal years 2005, 2004 and 2003.
(2)	General and administrative expense for fiscal years 2007, 2006 and 2005 include approximately $5.8 million, $5.0 million and $3.6 million of stock-based compensation, respectively, compared to none in each of the fiscal years 2004 and 2003.
(3)	Severance charges of $1.2 million represent payments related to the resignations of our former President and Chief Executive Officer and our former Senior Vice President and Chief Development Officer under the terms of their separation agreements.
(4)	See notes 2 and 8 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted. The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares have been adjusted accordingly.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 13, 2008, we own, license or franchise 237 locations in 30 states, the District of Columbia and 8 foreign countries, of which 198 are company-owned and operate under the names “California Pizza Kitchen,” “California Pizza Kitchen ASAP,” and “LA Food Show” and the remaining 39 of which operate under franchise or license arrangements. During our 23 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and still remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively “put the world on a pizza.”

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

In 1998, we instituted an accelerated growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2003, we opened 71 company-owned, full service restaurants and 3 CPK/ASAP restaurants.

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

We introduced our new prototype full service restaurant in fiscal 2004, which is larger than our former prototype. The new prototype is approximately 5,800 square feet, has approximately 200 indoor and outdoor seats and has been designed to create a more comfortable experience that will enhance our dinner business. Total cash investment per full service restaurant in 2007 was $2.8 million for inline restaurants and $3.2 million for freestanding restaurants (which has not been reduced by any tenant improvement allowances). Pre-opening expenses for each of these new restaurants was approximately $330,000 to $350,000.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of December 30, 2007 we had 160 company-owned restaurants that met this criterion.

Results of Operations

Operating results for fiscal years 2007, 2006 and 2005 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	2007	2006	2005
Statement of Operations Data:
Revenues:
Restaurant sales	98.6%	98.8%	99.0%
Royalties from Kraft licensing agreement	0.8	0.7	0.4
Domestic franchise revenues	0.4	0.4	0.4
International franchise revenues	0.2	0.1	0.2

Total revenues	100.0	100.0	100.0
Costs and expenses:
Food, beverage and paper supplies	24.7	24.8	25.0
Labor (1)	36.6	36.5	36.6
Direct operating and occupancy	19.9	19.8	19.5

Cost of sales	81.2	81.1	81.1
General and administrative (2)	7.6	7.8	7.6
Depreciation and amortization	5.9	5.3	5.3
Pre-opening costs	1.1	1.3	0.8
Loss on impairment of property and equipment	—	—	0.2
Store closure costs	1.5	0.1	—
Legal settlement reserve	0.4	—	0.1

Operating income	3.4	5.4	5.6
Other (expense) income:
Interest expense	—	—	—
Interest income	—	0.1	0.2
Other income	—	—	0.2

Total other income	—	0.1	0.4

Income before income tax provision	3.4	5.5	6.0
Income tax provision	1.1	1.7	1.9

Net income	2.3%	3.8%	4.1%

(1)	Labor percentage includes approximately 10 and 20 basis points of stock-based compensation in fiscal years 2007 and 2006, respectively, compared to none in fiscal year 2005.
(2)	General and administrative percentage includes approximately 90 basis points of stock-based compensation in each of fiscal years 2007 and 2006 and 80 basis points of stock-based compensation in fiscal year 2005.

2007 Compared to 2006

Total Revenues.    Total revenues increased by $78.3 million, or 14.1%, to $632.9 million in 2007 from $554.6 million in 2006 due to a $76.3 million increase in restaurant sales and a $2.0 million increase in franchise and other revenues. The increase in restaurant sales was due to a 3.1% increase in weekly sales averages from our full service restaurants, $16.8 million in sales derived from our CPK/ASAP restaurants and $4.3 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 3.8%, which was driven by a 4.2% increase in pricing, 0.2% increase in mix and a 0.6% decrease in guest counts. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza. Royalties from our Kraft licensing agreement increased 27.0% to $4.7 million in 2007 from $3.7 million in 2006. Domestic franchise revenues increased 19.0% to $2.5 million in 2007 from $2.1 million and international franchise revenues increased 75.0% to $1.4 million in 2007 from $0.8 million in 2006.

Food, beverage and paper supplies.    Food, beverage and paper supplies increased by $18.2 million, or 13.4%, to $154.0 million in 2007 from $135.8 million in 2006. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 24.7% in 2007 from 24.8% in the prior year. The decrease was primarily due to lower meat, grocery and produce costs partially offset by higher dairy costs and fuel surcharges.

Labor.    Labor increased by $29.0 million, or 14.5%, to $228.7 million in 2007 from $199.7 million in 2006. As a percentage of restaurant sales, labor increased to 36.6% in 2007 from 36.5% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to minimum wage increases across our hourly labor base from over 25 states. Labor costs in 2007 also included $0.8 million of stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”) compared to $0.9 million in 2006.

Direct operating and occupancy.    Direct operating and occupancy increased by $15.9 million, or 14.6%, to $124.5 million in 2007 from $108.6 million in 2006. Direct operating and occupancy as a percentage of restaurant sales increased to 19.9% in 2007 from 19.8% in the prior year. The dollar increase in direct operating and occupancy expenses was primarily due to increased rent expense, common area maintenance charges, utilities, credit card charges and distribution fees associated with gift card sales through non-store channels.

General and administrative.    General and administrative costs increased by $5.1 million, or 11.8%, to $48.4 million in 2007 from $43.3 million in 2006. General and administrative costs as a percentage of total revenue decreased to 7.6% in 2007 from 7.8% in the prior year. The dollar increase in general and administrative expenses was primarily a result of additional compensation expense, including stock-based compensation, additional travel expenses to support restaurant operations and increased consulting fees. General and administrative expenses in 2007 also included $5.8 million of stock-based compensation expense in accordance with SFAS 123R compared to $5.0 million of stock-based compensation expense in 2006.

Depreciation and amortization.    Depreciation and amortization increased by $7.6 million, or 25.8%, to $37.1 million in 2007 from $29.5 million in 2006. The increase in 2007 was primarily due to the addition of 17 full service restaurants and 1 CPK/ASAP in the fiscal year. We added 16 full service restaurants and four CPK/ASAPs in 2006.

Pre-opening costs.    Pre-opening costs increased by $0.2 million to $7.2 million in 2007 from $7.0 million in 2006. The increase was primarily due to the 17 full service restaurants and 1 CPK/ASAPs that opened in 2007 compared to the 16 full service restaurants and 4 CPK/ASAP restaurants that opened in 2006.

Store closure costs.    We incurred store closure costs of $9.3 million in 2007 compared to $707,000 in 2006. Store closure costs in 2007 related to early termination costs that included lease buyouts and construction write-offs for five CPK/ASAPs. Store closure costs in 2006 related to costs incurred to close one full service restaurant in the last period of 2006.

Legal settlement reserve.    We incurred legal settlement reserve expenses of $2.3 million in 2007 compared to none in 2006. The $2.3 million incurred in 2007 relates to anticipated costs associated with a meal break class-action lawsuit filed against us in March 2007.

Interest expense.    Interest expense was $362,000 in 2007 compared to none in 2006. Interest expense primarily relates to short-term borrowings against our line of credit. We did not borrow against our line of credit in fiscal 2006.

Interest income.    Interest income decreased by $429,000 to $289,000 in 2007 from $718,000 in 2006. The decrease was a result of lower cash balances in 2007 from 2006.

Income tax provision.    The effective income tax rate was 31.1% for 2007 compared to 31.6% for 2006. The tax rate of 31.1% for fiscal year 2007 resulted primarily from an increase in business tax credits offset by the effects of stock-based compensation expense and other operating activity.

Net income.    Net income decreased by $6.2 million to $14.8 million in 2007 from $21.0 million in 2006. Net income as a percentage of revenues decreased to 2.3% in 2007 from 3.8% in 2006. The decrease as a percentage of revenues was primarily due to increased store closure costs and depreciation and amortization.

2006 Compared to 2005

Total Revenues.    Total revenues increased by $75.0 million, or 15.6%, to $554.6 million in 2006 from $479.6 million in 2005 due to a $73.3 million increase in restaurant sales and a $1.7 million increase in franchise and other revenues. The increase in restaurant sales was due to a 4.8% increase in weekly sales averages from our full service restaurants, $11.4 million in sales derived from our CPK/ASAP restaurants and $4.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 5.9%, which was driven by a 2.2% increase in positive mix and customer counts and a 3.7% increase in pricing. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza.

Food, beverage and paper supplies.    Food, beverage and paper supplies increased by $17.3 million, or 14.6%, to $135.8 million in 2006 from $118.5 million in 2005. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 24.8% in 2006 from 25.0% in the prior year. The decrease was primarily due to lower dairy prices offset by higher produce costs.

Labor.    Labor increased by $25.9 million, or 14.9%, to $199.7 million in 2006 from $173.8 million in 2005. As a percentage of restaurant sales, labor decreased to 36.5% in 2006 from 36.6% in the prior year. The decrease in labor as a percentage of restaurant sales was primarily due to lower hourly labor costs offset by increased management labor costs. 2006 labor costs also included $0.9 million of stock-based compensation expense in accordance with SFAS 123R compared to none in 2005.

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

Depreciation and amortization.    Depreciation and amortization increased by $4.1 million, or 16.1%, to $29.5 million in 2006 from $25.4 million in 2005. The increase in 2006 was primarily due to the addition of 16 full service restaurants and four CPK/ASAPs in the fiscal year.

Pre-opening costs.    Pre-opening costs increased by $2.9 million to $7.0 million in 2006 from $4.1 million in 2005. The increase was due to the 16 full service restaurants and four CPK/ASAP restaurants that opened in 2006 compared to the 15 full service restaurants and two CPK/ASAP restaurants that opened in 2005. Pre-opening costs also increased by $1.5 million due to the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

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

Liquidity and Capital Resources

Prior to 2007, we funded our capital requirements primarily through cash flow from operations. In 2007, we supplemented this utilizing our line of credit. In 2007, net cash flow provided by operating activities was $77.1 million compared to $65.5 million in 2006 and $41.9 million in 2005.

Net cash flow provided by operating activities exceeded net income for 2007 primarily due to the effects of depreciation and amortization, non-cash compensation charges, store closure costs and deferred rent credits partially offset by net changes in operating assets and liabilities and net changes in net deferred tax assets. The net change in operating assets and liabilities in 2007 was primarily due to increases in accrued and other liabilities partially offset by a decrease in other receivables and amortization of deferred rent credits.

We use working capital to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities was $83.4 million in 2007. We opened 17 full service restaurants and 1 CPK/ASAP restaurant in 2007. Investing activities consisted of capital expenditures of $83.4 million in 2007, which primarily resulted from $68.5 million spent on new restaurants and $14.9 million spent on capitalized costs and remodels.

Net cash provided by financing activities was $8.9 million in 2007 and consisted of short term borrowings, employee common stock option exercises purchases under our employee stock purchase plan and stock repurchases.

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

During fiscal 2007, 876,613 shares were repurchased under the “Programs” for an aggregate purchase price of $16.8 million. The average purchase price per share for fiscal 2007 was $19.13.

Additionally, on August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The full $50.0 million remained available under the August 2007 Program for stock repurchases as of December 30, 2007.

As of December 30, 2007 we have a $75.0 million revolving line of credit. The line of credit expires on June 30, 2009 and bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80%. As of December 30, 2007, we had borrowings outstanding under the credit facility totaling $21.0 million with an average interest rate of 5.76%. Availability under the credit facility is also reduced by outstanding letters of credit, which totaled $6.1 million as of December 30, 2007. Available borrowings under the line of credit were $47.9 million as of December 30, 2007. In addition, the credit facility includes financial and non-financial covenants, with which we were in full compliance as of December 30, 2007 and as of the date of this report.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. We anticipate total capital expenditures of approximately $62.0 million in 2008, with the majority of expenditures associated with 12 to 13 full service restaurant openings. We expect to fund all capital requirements during 2008 using operating cash flow and funds from our revolving line of credit. Additionally, we anticipate pre-opening costs per restaurant to approximate $330,000 to $350,000 for a full service restaurant. Pre-opening costs include rent expense incurred from the time the restaurant build-out period is complete, and the restaurant is ready for its intended use, through the restaurant opening date. Any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords.

We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements for 2008. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 30, 2007, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Commitments

The following table summarizes our contractual commitments as of December 30, 2007 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$287.2	$38.0	$73.4	$65.5	$110.3
Short-term borrowings	21.0	21.0	—	—	—
Purchase obligations (2)	6.6	6.6	—	—	—
FIN 48 liability	0.7	0.3	0.4	—	—

	$315.5	$65.9	$73.8	$65.5	$110.3

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.
(2)	Purchase obligations represents estimated construction commitments and excludes agreements that are cancelable without significant penalty.

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

Operating Leases

We recognize rent over a lease term that begins from the date of possession and includes the build-out period, which represents the period from construction start date through the completion of construction. Rent from the date the premises were ready for their intended use through the restaurant opening date was included as rent expense in pre-opening expenses. However, in accordance with FSP 13-1, we expensed straight-line rent from the construction start date through construction completion beginning January 2, 2006.

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

We test for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis. Impairment tests are performed with respect to goodwill at the segment level of reporting. The recoverability of goodwill is reviewed based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. An annual assessment for impairment is performed during the fourth quarter of its fiscal year and the analysis is performed more frequently if there are any impairment indicators identified during the year. As of December 30, 2007, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

For information regarding our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions including those that may result from the American Jobs Creation Act of 2004, and the resolution of issues arising from tax audits with various tax authorities.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in our corporate tax return.

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

Stock-Based Compensation

Effective January 2, 2006 we adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to

January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Black-Scholes valuation model is applied in determining the fair value of option awards, which is then amortized on a straight-line basis over the requisite service period. See Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of stock-based compensation.

New Accounting Standards

The FASB recently issued several new accounting standards. The statements relevant to our line of business and the impact on us are as follows:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the impact the adoption of SFAS No. 159 will have on the consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities when held. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of December 30, 2007 we had $10.8 million in cash and no marketable securities. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations.

In addition, we have a $75.0 million line of credit agreement with Bank of America, N.A. that expires on June 30, 2009. Interest on the line of credit is calculated on either the bank base rate minus 0.75% or LIBOR plus 0.80%. As of December 30, 2007, we had borrowings under the credit facility totaling $21.0 million with an average interest rate of 5.76%. Changes in interest rates could affect the interest expense on these loans and, therefore, impact our prospective cash flows and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 35 through 55 of this report.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of December 30, 2007.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making our assessment of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2007.

The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Change in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of California Pizza Kitchen, Inc.

We have audited California Pizza Kitchen, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). California Pizza Kitchen, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, California Pizza Kitchen, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of California Pizza Kitchen, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 14, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Pizza Kitchen, Inc. and Subsidiaries at December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, California Pizza Kitchen, Inc. and Subsidiaries changed its method of accounting for Share-Based Payments in accordance with Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and adopted Financial Accounting Standards Board Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” on January 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), California Pizza Kitchen, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Los Angeles, California

March 14, 2008

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2007 and December 31, 2006

(in thousands, except for share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$10,795	$8,187
Other receivables	12,351	7,876
Inventories	5,194	4,745
Current deferred tax asset, net	14,323	11,721
Prepaid rent	4,289	3,733
Other prepaid expenses and other current assets	2,419	1,655

Total current assets	49,371	37,917
Property and equipment, net	297,856	255,382
Noncurrent deferred tax asset, net	6,444	5,867
Goodwill and other intangibles	8,777	7,754
Other assets	4,680	3,593

Total assets	$367,128	$310,513

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$21,000	$—
Accounts payable	18,236	15,044
Accrued compensation and benefits	16,892	15,042
Accrued rent	15,620	14,532
Deferred rent credits	5,598	4,494
Other accrued liabilities	19,418	13,275
Store closure reserve	3,596	47
Accrued income tax	971	3,614

Total current liabilities	101,331	66,048
Other liabilities	12,724	8,636

Deferred rent credits, net of current portion	34,936	27,486

Stockholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 28,357,582 and 28,944,952 shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	283	289
Additional paid-in capital	216,038	221,067
Retained earnings (accumulated deficit)	1,816	(13,013)

Total stockholders’ equity	218,137	208,343

Total liabilities and stockholders’ equity	$367,128	$310,513

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(in thousands, except for share data and footnotes)

	2007	2006	2005
Revenues:
Restaurant sales	$624,324	$547,968	$474,738
Royalties from Kraft licensing agreement	4,710	3,691	2,028
Domestic franchise revenues	2,460	2,138	2,083
International franchise revenues	1,390	804	750

Total revenues	632,884	554,601	479,599
Costs and expenses:
Food, beverage and paper supplies	153,954	135,848	118,480
Labor (1)	228,664	199,744	173,751
Direct operating and occupancy	124,476	108,558	92,827

Cost of sales	507,094	444,150	385,058
General and administrative (2)	48,391	43,320	36,298
Depreciation and amortization	37,146	29,489	25,440
Pre-opening costs	7,167	6,964	4,051
Loss on impairment of property and equipment	—	—	1,160
Store closure costs	9,269	707	152
Legal settlement reserve	2,300	—	600

Operating income	21,517	29,971	26,840
Other (expense) income:
Interest expense	(362)	—	—
Interest income	289	718	739
Other income	—	—	1,105
Equity in loss of unconsolidated joint venture	—	—	(22)

Total other (expense) income	(73)	718	1,822

Income before income tax provision	21,444	30,689	28,662
Income tax provision	6,660	9,689	9,172

Net income	$14,784	$21,000	$19,490

Net income per common share:
Basic	$0.51	$0.72	$0.67

Diluted	$0.50	$0.70	$0.66

Shares used in calculating net income per common share (3):
Basic	28,843	29,118	29,068

Diluted	29,609	29,818	29,607

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Comprehensive Income	Total
	Shares	Amount
Balances at January 2, 2005	28,849,275	$288	$220,250	$(53,503)	—	$167,035
Exercise of employee stock options	885,217	9	10,426	—	—	10,435
Issuance of common stock, under employee stock purchase plan	74,791	1	818	—	—	819
Shares repurchased through stock repurchase program	(312,658)	(3)	(5,665)	—	—	(5,668)
Issuance of restricted stock	1,908	—	33	—	—	33
Remeasurement of employee stock options	—	—	3,602	—	—	3,602
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	1,597	—	—	1,597
Unrealized loss on marketable securities					(7)	(7)
Net income	—	—		19,490	—	19,490

Balances at January 1, 2006	29,498,533	295	231,061	(34,013)	(7)	197,336
Exercise of employee stock options	481,516	5	6,659	—	—	6,664
Issuance of common stock, under employee stock purchase plan	65,175	—	838	—	—	838
Shares repurchased through stock repurchase program	(1,310,272)	(13)	(24,670)	—	—	(24,683)
Issuance of restricted stock	210,000	2	783	—	—	785
Compensation expense	—	—	5,478	—	—	5,478
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	918	—	—	918
Unrealized loss on marketable securities	—	—	—	—	7	7
Net income	—	—	—	21,000	—	21,000

Balances at December 31, 2006	28,944,952	289	221,067	(13,013)	—	208,343
Exercise of employee stock options	227,614	2	3,388	—	—	3,390
Issuance of common stock, under employee stock purchase plan	61,629	1	941	—	—	942
Shares repurchased through stock repurchase program	(876,613)	(9)	(16,760)	—	—	(16,769)
Issuance of restricted stock	—	—	1,607	—	—	1,607
Compensation expense	—	—	5,390	—	—	5,390
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	405	—	—	405
Cumulative effect related to the adoption of FIN 48	—	—	—	45	—	45
Net income	—	—	—	14,784	—	14,784

Balances at December 30, 2007	28,357,582	$283	$216,038	$1,816	—	$218,137

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(in thousands)

	2007	2006	2005
Operating activities:
Net income	$14,784	$21,000	$19,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,146	29,489	25,440
Non-cash compensation expense	6,997	6,263	3,624
Equity in loss of unconsolidated joint venture	—	—	22
Loss on impairment of property and equipment	—	—	1,160
Tax benefit from employee stock option exercises	(328)	(918)	1,597
Store closure costs	6,959	7	152
Change in net deferred tax assets	(3,525)	(4,638)	(5,270)
Change in liquor licenses	(272)	(413)	(385)
Change in deferred rent credits	13,976	8,033	5,332
Changes in operating assets and liabilities:
Other receivables	(4,475)	(3,767)	105
Inventories	(449)	(969)	(674)
Amortization of deferred rent credits	(5,422)	(4,919)	(3,719)
Prepaid expenses and other assets	(2,407)	1,009	(1,793)
Accounts payable	2,519	1,299	(975)
Accrued liabilities	6,935	10,706	(2,184)
Other liabilities	4,711	3,293	(39)

Net cash provided by operating activities	77,150	65,475	41,883
Investing activities:
Capital expenditures	(83,433)	(63,712)	(63,093)
Change in marketable securities	—	11,415	15,000
Investment in LA Food Show, Inc.	—	—	(5,834)

Net cash used in investing activities	(83,433)	(52,297)	(53,927)
Financing activities:
Short-term borrowings	21,000	—	—
Net proceeds from issuance of common stock	4,332	7,502	11,265
Stock repurchase	(16,769)	(24,683)	(5,668)
Tax benefit from option exercise	328	918	—

Net cash provided by (used in) financing activities	8,891	(16,263)	5,597

Net increase (decrease) in cash and cash equivalents	2,608	(3,085)	(6,447)
Cash and cash equivalents at beginning of period	8,187	11,272	17,719

Cash and cash equivalents at end of period	10,795	8,187	$11,272

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$16,166	$8,381	$11,901

Cash paid during the period to buy out lease related to store closures	$2,310	$700	$—

Supplemental disclosure of investing activities:
Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$7,829	$7,751	$3,288

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(in thousands, except for share and per share data)

1.    Description of Business

Nature of Business

As of December 30, 2007, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 231 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 30 states and the District of Columbia, and 8 foreign countries, of which 193 are company-owned and 38 operate under franchise or license arrangements.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 each covered 52 weeks. For purposes of the accompanying consolidated financial statements, the years ended December 30, 2007, December 31, 2006 and January 1, 2006 may be referred to as fiscal years 2007, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at December 30, 2007 consist of money market funds.

Investments

The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS No. 115”). SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. When carrying marketable securities, they consist of federal agency securities, auction rate securities and municipal securities, all of which are classified as available-for-sale securities. These debt securities were reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity until realized. Fair value was determined by the most recently traded price of each security at the balance sheet date.

Other Receivables

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

The Company tests for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment tests are performed with respect to goodwill at the segment level of reporting. The Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of December 30, 2007, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance of a restaurant relative to expected historical or

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Electronic Gift Cards

The Company sells electronic gift cards and recognizes deferred revenue, included in other accrued liabilities, until the electronic gift cards are redeemed, at which time revenue is recognized. Discounts and sales charges from distribution through third parties are expensed as incurred.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2007, 2006 and 2005 totaled $5,503, $4,893 and $4,158, respectively.

Operating Leases

The Company accounts for rent expense for its operating leases on the straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” The Company leases restaurant and office facilities that have terms expiring between 2007 and 2023. The initial obligation period is generally 10 years. The term of the lease is

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) on January 2, 2006, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of option awards, which is then amortized on the straight-line basis over the requisite service period. See Note 7 for further discussion of stock-based compensation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and its impact are as follows:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the impact the adoption of SFAS No. 159 will have on the consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, which may exceed federally insured limits; cash equivalents, which are primarily money market funds; and marketable securities, when held, which are federal agency securities, auction rate securities and local municipality securities. The Company places its cash, cash equivalents and marketable securities with high quality financial institutions.

The Company maintains a food distribution contract with its sole national master distributor that potentially subjects the Company to a concentration of business risk. This contract is up for renewal in July 2008. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consist of the following:

	2007	2006
Land	$5,786	$5,786
Buildings	10,055	10,055
Furniture, fixtures and equipment	174,693	151,865
Leasehold improvements	315,606	259,740
Construction-in-progress	37,393	40,452

	543,533	467,898
Less accumulated depreciation and amortization	(245,677)	(212,516)

	$297,856	$255,382

On a quarterly basis, the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), on a restaurant-by-restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company increased accumulated depreciation and amortization and recorded a loss on impairment of property and equipment of $1,160 in 2005. The Company did not record a loss on impairment of property and equipment in fiscal years 2006 or 2007.

4.    Short-term Borrowings

In June 2006 the Company entered into a First Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004. The Amendment increased the revolving line of credit from $20.0 million to $75.0 million. The line of credit bears interest at either the bank base rate minus 0.75% or LIBOR plus 0.80% and expires on June 30, 2009, pursuant to 30-60 day Libor contracts. As of December 30, 2007, the Company had borrowings outstanding under the credit facility totaling $21.0 million with an average interest rate of 5.76%. The Company did not borrow against the credit facility in fiscal 2006.

The credit agreement provides for the issuance of letters of credit, which reduce the availability under the revolving line. Letters of credit outstanding in connection with various insurance programs totaled $6,139 and $5,639 at December 30, 2007 and December 31, 2006, respectively. Available borrowings under the line of credit were $47.9 million as of December 30, 2007. In addition, the credit facility includes financial and non-financial covenants, with which we were in full compliance as of December 30, 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes

The details of the provision (benefit) for income taxes are as follows:

	2007	2006	2005
Current:
Federal	$8,690	$12,200	$11,613
State	2,042	2,118	2,222

	10,732	14,318	13,835

Deferred:
Federal	(3,931)	(4,427)	(4,012)
State	(141)	(202)	(651)

	(4,072)	(4,629)	(4,663)

	$6,660	$9,689	$9,172

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.9	4.9	4.9
General business and tip tax credit	(13.7)	(12.9)	(12.3)
Other	4.9	4.6	4.4

	31.1%	31.6%	32.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
Current deferred tax assets:
Insurance reserves	$1,564	$1,192
Vacation reserves	931	922
Other accruals	4,826	3,106
State taxes	695	746
Accrued rent	5,531	4,411
Net operating loss carryforwards	675	764
Other, net	101	580

Subtotal current	14,323	11,721

Noncurrent deferred tax assets/(liabilities):
Asset impairment reserves	11,234	11,250
Book depreciation under tax depreciation	(8,124)	(7,312)
Deferred tax asset—FAS 123R	3,169	1,929
Other, net	165	—

Subtotal noncurrent	6,444	5,867

Net deferred tax assets	$20,767	$17,588

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2007, the Company has a federal net operating loss carryforward of $1.8 million, which will begin to expire in 2023, related to the stock acquisition of LA Food Show. Utilization of the net operating loss will be subject to an annual limitation as defined under Section 382 of the Internal Revenue Code.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 beginning January 1, 2007. At the date of adoption, the Company had $723 in unrecognized tax benefits, $206 of which was recorded to retained earnings. As of December 30, 2007, the Company had $717 in unrecognized tax benefits, $466 of which would impact the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for unrecognized tax benefits	Amount
Balance at January 1, 2007	$723
Reductions for tax positions of prior periods	(52)
Additions for tax positions of current period	258
Settlements	(121)
Lapse of statute of limitations	(91)

Balance at December 30, 2007	$717

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 30, 2007, the Company accrued interest and penalties related to uncertain tax benefits of $220 and $254 respectively.

The Company estimates that unrecognized tax benefits of $194 will decrease in the next 12 months due to completion of audits in progress or expiration of statute of limitations. The tax years 2003 to 2006 remain open to examination by major taxing jurisdictions.

6.    Stockholders’ Equity

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

On January 15, 2007 and July 16, 2007 employees purchased 30,543 and 31,086 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464 and $478, respectively. Additionally, employees exercised options to purchase 227,614 shares of common stock during fiscal 2007, which resulted in net proceeds to the Company of $3,390.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 47,812 restricted shares vested for each of them in fiscal 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 15, 2006 and July 15, 2006, employees purchased 37,938 and 27,237 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $428 and $410 respectively. Additionally, employees exercised options to purchase 481,516 shares of common stock during fiscal 2006, which resulted in net proceeds to the Company of $6,664.

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

During fiscal 2006, 1,310,272 shares were repurchased under the Programs for an aggregate purchase price of $24.7 million. The average purchase price per share for fiscal 2006 was $18.84. During fiscal 2007, 876,613 shares were repurchased under the “Programs” for an aggregate purchase price of $16.8 million. The average purchase price per share for fiscal 2007 was $19.13.

Additionally, on August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The full $50.0 million remains available under the August 2007 Program for stock repurchases as of December 30, 2007.

7.    Stock-Based Compensation

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

The Company adopted SFAS 123R, effective January 2, 2006, using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the year ended December 30, 2007 on income before income tax provision and net income was $6.7 million and $4.5 million, respectively, or $0.23 and $0.15 on diluted earnings per share, respectively.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006 on income before income tax provision and net income was $5.9 million and $4.1 million, respectively, or $0.20 and $0.14 on diluted earnings per share, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported stock-based compensation was classified as follows (in thousands):

	2007	2006
Labor	$849	$917
General and administrative	5,838	4,971

Total stock-based compensation	6,687	5,888
Tax benefit	(2,067)	(1,822)

Total stock-based compensation, net of tax	$4,620	$4,066

The pro forma table below applies the fair value recognition provisions of SFAS 123 and reflects net income and basic and diluted net income per share for the year ended January 1, 2006 (in thousands, except per share amounts):

2005
Net income as reported	$19,490
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	2,464
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,809)

Pro forma net income	$13,145

Net income per share:
Basic, as reported	$0.67
Basic, pro forma	$0.45
Diluted, as reported	$0.66
Diluted, pro forma	$0.44
Weighted average shares used in computation:
Basic	29,068
Diluted	29,607

Pro forma disclosure for fiscal years 2007 and 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Stock Options

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in fiscal years 2007 and 2006 was $5.47 and $7.05 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for fiscal years 2007 and 2006, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 28.29% and 35.62%, (c) a risk-free interest rate of 4.49% and 4.65%, and (d) an expected option term of 4.0 years for both years.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2007, expected stock price volatility is based

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plans is as follows:

	Shares (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 2, 2005	4,088,384	$13.59
Options granted	2,103,293	16.27
Options exercised	(885,186)	11.79
Options cancelled	(225,980)	14.42

Outstanding at January 1, 2006	5,080,511	14.98	8.28	$32,242,014

Vested and exercisable at January 1, 2006	2,240,986

Outstanding at January 1, 2006	5,080,511	$14.98
Options granted	1,241,110	20.26
Options exercised	(481,511)	13.84
Options cancelled	(328,768)	16.76

Outstanding at December 31, 2006	5,511,342	16.16	7.93	$33,349,709

Vested and exercisable at December 31, 2006	2,525,194

Outstanding at December 31, 2006	5,511,342	$16.16
Options granted	484,475	18.93
Options exercised	(227,621)	14.90
Options cancelled	(221,539)	18.17

Outstanding at December 30, 2007	5,546,657	16.37	7.16	$2,847,510

Vested and exercisable at December 30, 2007	3,109,686	15.50

(1)	Adjusted for stock split effective June 19, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 30, 2007 was $1.7 million.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested options during fiscal years 2005, 2006 and 2007 is as follows:

	Nonvested Shares
	Shares (1)	Weighted Average Grant Date Fair Value (1)
Nonvested at January 2, 2005	2,683,748	$4.75
Options granted	2,103,293	5.72
Options vested	(1,753,587)	5.07
Options cancelled	(193,929)	4.92

Nonvested at January 1, 2006	2,839,525	5.26
Options granted	1,241,110	7.05
Options vested	(868,855)	5.34
Options cancelled	(225,632)	6.22

Nonvested at December 31, 2006	2,986,148	5.91
Options granted	484,475	5.62
Options vested	(856,658)	5.75
Options cancelled	(176,994)	6.25

Nonvested at December 30, 2007	2,436,971	5.88

(1)	Adjusted for stock split effective June 19, 2007.

As of December 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $12.0 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. As of December 30, 2007 there were 1.1 million shares of common stock available for issuance pursuant to future stock awards.

Restricted Shares

Information regarding activity for restricted shares under our plans is as follows:

	Shares (1)	Weighted Average Exercise Price (1)
Outstanding at January 2, 2005	—	$—
Restricted shares granted	1,907	16.43
Restricted shares vested	(1,907)	16.43
Restricted shares cancelled	—	—
Outstanding at January 1, 2006	—	$—

Restricted shares granted	210,000	21.56
Restricted shares vested	—	—
Restricted shares cancelled	—	—

Outstanding at December 31, 2006	210,000	$21.56
Restricted shares granted	19,998	15.98
Restricted shares vested	(95,624)	21.56
Restricted shares cancelled	—	—

Outstanding at December 30, 2007	134,374	20.73

(1)	Adjusted for stock split effective June 19, 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 30, 2007, total unrecognized stock-based compensation expense related to nonvested restricted shares was $2.3 million, which is expected to be recognized over a weighted average period of 2.4 years.

8.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 is as follows:

	2007	2006	2005
Numerator for basic and diluted net income per share attributable to common stockholders	$14,784	$21,000	$19,490

Denominator:
Denominator for basic net income per common share—weighted average shares	28,843	29,118	29,068
Employee stock options	766	700	539

Denominator for diluted net income per common share—weighted average shares	29,609	29,818	29,607

There were no shares considered antidilutive for the purposes of this computation. All shares have been adjusted for the stock split effective June 19, 2007.

9.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from 5 to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases amounted to $31,605, $27,384 and $22,845 for fiscal years 2007, 2006 and 2005, respectively, including contingent rental expense of $4,504, $4,579 and $2,869 for fiscal years 2007, 2006 and 2005, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

The aggregate future minimum annual lease payments under non-cancelable operating leases for the fiscal years succeeding December 30, 2007 are as follows:

Fiscal Year Ending:
2008	$38,019
2009	37,423
2010	35,944
2011	34,390
2012	31,085
Thereafter	110,292

$287,153

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded contribution expenses of $524, $448 and $393 for fiscal 2007, 2006 and 2005, respectively for both the defined contribution plan and ERSP. The contributions are made subsequent to each fiscal year end.

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

11.    Related Party Transactions

Neal Rosenfield, a real estate broker for the Restaurant and Retail Leasing Company and the brother of Richard L. Rosenfield, the Company’s co-Founder, co-Chief Executive Officer and co-President, received commissions paid by a third-party landlord related to our lease of certain restaurant locations of approximately $180 in fiscal year 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the periods ending as indicated (in thousands, except diluted net income per share):

	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007 (b)
Quarter Ended:
Total revenues	$149,366	$158,581	$162,004	$162,933
Operating income	5,415	9,622	2,112	4,368
Net income	3,597	6,320	1,404	3,463
Diluted net income per share	$0.12	$0.21	$0.05	$0.12

	April 2, 2006 (a)	July 2, 2006 (a)	October 1, 2006 (a)	December 31, 2006 (a), (c)

Quarter Ended:
Total revenues	$129,698	$136,168	$142,764	$145,971
Operating income	6,650	8,687	9,769	4,865
Net income	4,606	6,013	6,651	3,731
Diluted net income per share	$0.15	$0.20	$0.23	$0.13

(a)	Per share amounts adjusted for stock split effective June 19, 2007.
(b)	Includes legal settlement reserve of $2,300.
(c)	Includes store closure costs of $707.

13.    Subsequent Events

The Company amended its existing line of credit with Bank of America, N.A. (“Bank of America”) which increased the credit facility from a maximum of $75.0 million to $100.0 million on January 30, 2008. There were no other material changes to the terms of the Amended and Restated Credit Agreement dated June 30, 2004.

On February 1, 2008, the Company entered into an accelerated share repurchase agreement with Bank of America, an unrelated third party, under which the Company is repurchasing an aggregate of $46.3 million of common stock. The Company funded this payment from borrowings under their revolving credit facility and available cash balances. The repurchase is being made under a $50.0 million program authorized by the Board of Directors in August 2007. The collar provision provides for a cap and floor price pursuant to which shares of the Company’s common stock will be purchased from Bank of America.

Bank of America delivered 2,425,000 shares of the Company’s common stock for retirement as of March 14, 2008. The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of common stock which will be calculated over a period that began February 27, 2008 and will conclude anywhere between, and including, May 7, 2008 and July 28, 2008. The number of shares expected to be purchased under the program will range from 2.8 million to 3.4 million.

The agreement contains other terms and conditions governing the accelerated share repurchase, including the circumstances under which Bank of America is permitted to terminate the program early or extend the repurchase period and the circumstances under which we may be required to purchase shares at a price in excess of the cap price or accept a number of shares less than dictated by the floor price set in the agreement.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 21, 2007, a class action lawsuit was filed in the San Diego Superior Court against the Company. The lawsuit alleged violations of state wage and hour laws involving meal and rest breaks, and sought an unspecified amount in damages. On March 6, 2008, the Company entered into a settlement of all claims, subject only to court approval. Under the settlement, class members can submit claims pursuant to a court approved process whereby the Company would pay an amount not to exceed $3.2 million to settle claims asserted on behalf of the class. Since the Company had not yet issued its financial statements prior to the March 6, 2008 settlement date and the lawsuit was filed prior to December 30, 2007, the Company was required to accrue a legal settlement reserve in its 2007 financial statements. The Company recorded approximately 72%, or $2.3 million, of the entire $3.2 million potential liability as a legal settlement reserve, which is an estimate of the anticipated costs and claims that are expected to be incurred in connection with this case based on previous “claims-made” case history.

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2008	CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 14, 2008

/s/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 14, 2008

/s/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 14, 2008

/s/ WILLIAM C. BAKER William C. Baker	Director	March 14, 2008

/s/ HENRY GLUCK Henry Gluck	Director	March 14, 2008

Signature	Title	Date

/s/ STEVEN C. GOOD Steven C. Good	Director	March 14, 2008

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 14, 2008

/s/ AVEDICK B. POLADIAN Avedick B. Poladian	Director	March 14, 2008

/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	March 14, 2008

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.