Form 10-Q
period 2008-03-30
CALIFORNIA PIZZA KITCHEN INC
filed 2008-05-09
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    No  ☒

As of May 2, 2008, 25,334,678 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	March 30, 2008	December 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,435	$10,795
Other receivables	10,017	12,351
Inventories	4,887	5,194
Current deferred tax asset, net	14,323	14,323
Prepaid rent	4,560	4,289
Other prepaid expenses and other current assets	2,535	2,419

Total current assets	48,757	49,371
Property and equipment, net	302,789	297,856
Noncurrent deferred tax asset, net	6,931	6,444
Goodwill and other intangibles	8,802	8,777
Other assets	4,429	4,680

Total assets	$371,708	$367,128

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$70,000	$21,000
Accounts payable	13,377	18,236
Accrued compensation and benefits	22,004	16,892
Accrued rent	15,790	15,620
Deferred rent credits	5,857	5,598
Other accrued liabilities	20,624	19,418
Store closure reserve	3,161	3,596
Accrued income tax	2,545	971

Total current liabilities	153,358	101,331

Other liabilities	11,435	12,724
Deferred rent credits, net of current portion	34,056	34,936
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 25,673,367 and 28,357,582 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	257	283
Additional paid-in capital	168,329	216,038
Retained earnings	4,273	1,816

Total stockholders’ equity	172,859	218,137

Total liabilities and stockholders’ equity	$371,708	$367,128

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Restaurant sales	$162,768	$147,844
Royalties from Kraft licensing agreement	871	712
Domestic franchise revenues	659	523
International franchise revenues	419	287

Total revenues	164,717	149,366
Costs and expenses:
Food, beverage and paper supplies	39,687	36,376
Labor (1)	62,099	56,199
Direct operating and occupancy	33,187	28,695

Cost of sales	134,973	121,270
General and administrative (2)	13,061	12,790
Depreciation and amortization	10,951	8,541
Pre-opening costs	1,668	1,350

Total costs and expenses	160,653	143,951

Operating income	4,064	5,415
Other (expense) income:
Interest expense	(550)	—
Interest income	49	86

Total other (expense) income, net	(501)	86

Income before income tax provision	3,563	5,501
Income tax provision	1,106	1,904

Net income	$2,457	$3,597

Net income per common share (3):
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

Weighted average shares used in calculating net income per common share (3):
Basic	26,757	29,058

Diluted	26,817	30,005

(1)	Labor expense for the three months ended March 30, 2008 includes approximately $210,000 of stock-based compensation, compared to $219,000 in the three months ended April 1, 2007.

(2)	General and administrative expense for the three months ended March 30, 2008 includes approximately $1.4 million of stock-based compensation, compared to $2.1 million in the three months ended April 1, 2007.

(3)	The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares and per share amounts have been adjusted accordingly.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
Operating activities:
Net income	$2,457	$3,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,951	8,541
Non-cash compensation expense	1,696	2,167
Tax benefit from employee stock option exercises	31	(169)
Change in net deferred tax assets	(518)	(25)
Change in liquor licenses included in goodwill and other intangibles	(61)	(95)
Change in deferred rent credits	779	1,688
Changes in operating assets and liabilities:
Other receivables	2,334	668
Inventories	307	312
Amortization of deferred rent credits	(1,400)	(1,132)
Prepaid expenses and other assets	(136)	(2,450)
Accounts payable	(4,749)	(3,503)
Accrued liabilities	7,624	5,203
Other liabilities	(1,724)	(965)

Net cash provided by operating activities	17,591	13,837
Investing activities:
Capital expenditures *	(15,551)	(15,165)

Net cash used in investing activities	(15,551)	(15,165)
Financing activities:
Short-term borrowings	49,000	—
Net proceeds from issuance of common stock	587	1,905
Stock repurchase	(49,987)	—
Tax benefit from employee stock option exercises	—	169

Net cash (used in) provided by financing activities	(400)	2,074

Net increase in cash and cash equivalents	1,640	746
Cash and cash equivalents at beginning of period	10,795	8,187

Cash and cash equivalents at end of period	$12,435	$8,933

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$236	$1,828

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$8,340	$4,437

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 30, 2008

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 237 locations as of March 30, 2008 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

The consolidated balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in accordance with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of fiscal year 2008 and has determined that it does not have a material affect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008 and has determined that it does not have a material affect on the consolidated financial statements.

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

On January 15, 2008, employees purchased 51,080 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533,000. Additionally, employees exercised options to purchase 4,124 shares of common stock during the first three months ended March 30, 2008, which resulted in net proceeds to the Company of $54,000.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 4,688 restricted shares vested for each of them in the first three months ended March 30, 2008.

On January 15, 2007, employees purchased 30,543 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464,000. Additionally, employees exercised options to purchase 98,691 shares of common stock during the first three months ended April 1, 2007, which resulted in net proceeds to the Company of $1,441,000.

Beginning in August 2004, the Board of Directors has authorized several stock repurchase programs to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Through the third quarter of 2007, 2,604,706 shares were repurchased for an aggregate purchase price of $48.5 million. The average purchase price per share was $18.61. The Company did not repurchase any of its equity securities during the first quarter of 2007.

On August 7, 2007, the Board of Directors authorized a new stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. In January 2008, 334,963 shares were repurchased under the August 2007 Program for an aggregate purchase price of $3.7 million. The average purchase price per share for these shares was $11.13.

On February 1, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with Bank of America, NA, (“Bank of America”), an unrelated third party, under which the Company is repurchasing an aggregate of $46.3 million of common stock. On February 1, 2008, the Company made a payment of $46.3 million to Bank of America in respect of the shares to be acquired under the agreement. The Company funded this payment from borrowings under its revolving credit facility and available cash balances. The payment was recorded as a reduction to stockholders’ equity. As of March 30, 2008, Bank of America had delivered 2,425,000 shares of common stock which were retired and deducted on a weighted basis from the number of shares outstanding as of March 30, 2008 in calculating earnings per share. The cap feature of the agreement provides that the minimum number of shares that will be delivered is 2,766,783. The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of the Company’s common stock. The final number of shares that will be delivered and the average price paid for all shares repurchased during the ASR will be determined by the Company’s stock price activity up through the final averaging date of July 28, 2008. The Company has accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

4. Long-term Debt and Credit Facilities

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. The line of credit bears interest at either the bank base rate minus 75 basis points or LIBOR plus 80 basis points and expires on June 30, 2009. Other than the increased maximum borrowing capacity, there were no other material changes to the terms of the Original Credit Agreement. As of March 30, 2008, the Company had borrowings outstanding under the credit facility totaling $70.0 million with an average annual interest rate of 4.18%. Availability under the line of credit is also reduced by outstanding letters of credit, which totaled $6.1 million as of March 30, 2008. Available borrowings under the line of credit were $23.9 million as of March 30, 2008. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of March 30, 2008.

5. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for stock-based awards granted after January 2, 2006 and for stock-based awards granted prior to, but not yet vested as of the Company’s adoption of SFAS No. 123(R), “Share Based Payment.”

The impact of stock-based compensation to the consolidated statement of income for the quarter ended March 30, 2008 on income before income tax provision and net income was $1.6 million and $1.1 million, respectively, or $0.06 and $0.04 on diluted earnings per share, respectively. The impact to the consolidated statement of income for the three months ended April 1, 2007 on income before income tax provision and net income was $2.3 million and $1.5 million, respectively, or $0.08 and $0.05 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Labor	$210	$219
General and administrative	1,410	2,071

Total stock-based compensation	1,620	2,290
Tax benefit	(502)	(792)

Total stock-based compensation, net of tax	$1,118	$1,498

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first quarter of 2008 and 2007 was $7.83 and $10.09 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2008 and 2007, respectively: (a) no dividend yield on our common stock for both periods; (b) expected stock price volatility of 68.64% and 28.29%; (c) a risk-free interest rate of 2.72% and 4.71%; and (d) an expected option term of 4.0 years for both periods.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2008, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid cash dividends in the past and does not currently plan to pay any cash dividends in the future.

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	5,546,657	$16.37
Options granted	557,268	14.66
Options exercised	(4,124)	13.06
Options cancelled	(29,756)	18.06

Outstanding at March 30, 2008	6,070,045	16.21	7.18	$372,533

Vested and exercisable at March 30, 2008	3,433,207

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended March 30, 2008 was $2,000.

A summary of the status of the Company’s nonvested options as of March 30, 2008, and changes during the three months ended March 30, 2008, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2007	2,436,971	$5.88
Options granted	557,268	7.83
Options vested	(342,852)	5.69
Options cancelled	(14,549)	6.22

Nonvested at March 30, 2008	2,636,838	6.32

As of March 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $17.0 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. As of March 30, 2008, there were 0.6 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	134,374	$20.73
Restricted shares granted	—	—
Restricted shares vested	(9,376)	21.56
Restricted shares cancelled	—	—

Outstanding at March 30, 2008	124,998	20.67

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of March 30, 2008, total unrecognized stock-based compensation related to nonvested restricted shares was $1.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

6. Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 beginning January 1, 2007. At the date of adoption, the Company had $723,000 in unrecognized tax benefits, $206,000 of which was recorded to retained earnings. As of December 30, 2007 and March 30, 2008, the Company had $717,000 in unrecognized tax benefits, $466,000 of which would impact the Company's effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007 and March 30, 2008, the Company accrued interest and penalties related to uncertain tax benefits of $254,000.

The Company estimates that unrecognized tax benefits of $194,000 related to state taxes will decrease in the next twelve months due to completion of audits in progress or expiration of the statute of limitations. The tax years 2003 to 2007 remain open to examination by major taxing jurisdictions.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three months ended March 30, 2008 and April 1, 2007, respectively, is as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Numerator for basic and diluted net income per common share	$2,457	$3,597

Denominator:
Denominator for basic net income per common share weighted average shares	26,757	29,058
Employee stock options	60	947

Denominator for diluted net income per common share weighted average shares	26,817	30,005

8. Subsequent Events

On May 7, 2008, the Company entered into a new five-year revolving credit facility (the “Facility”) with a maximum borrowing capacity of up to $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility replaced the existing revolving line of credit which had a maximum capacity of $100.0 million and outstanding borrowings of $70.0 million as of March 30, 2008. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and contains certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the credit agreement. The Facility also includes a $15.0 million sublimit for standby letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2007 Annual Report on Form 10-K and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of May 2, 2008, we own, operate, license or franchise 239 locations under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 30 states, the District of Columbia and eight foreign countries. We have 41 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 23 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts. As of March 30, 2008, we had 1) 188 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned CPK/ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 12 full service restaurants during 2008, five of which were opened in the first three months of 2008. We have signed lease agreements for all of our new full service restaurants planned for the remainder of fiscal 2008. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants. Tenant improvement allowances, most of which are generally associated with inline restaurants, average approximately $500,000 and are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be approximately $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

It is common in the restaurant industry for new restaurant locations to initially open with sales volumes in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from promotional and other consumer awareness activities that generate abnormally high customer traffic for our new restaurants. During the several months following the opening of a new restaurant, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Additionally, our new restaurants usually require a 90- to 120-day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new restaurants. As a result, a significant number of restaurant openings or delays in those openings in any single fiscal quarter, accompanied with their associated pre-opening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three-month periods ended March 30, 2008 and April 1, 2007 each consisted of 13 weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of March 30, 2008, we had 165 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three months ended March 30, 2008 and April 1, 2007 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Restaurant sales	98.8%	99.0%
Royalties from Kraft licensing agreement	0.5%	0.5%
Domestic franchise revenues	0.4%	0.3%
International franchise revenues	0.3%	0.2%

Total revenues	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	24.4%	24.6%
Labor (1)	38.2%	38.0%
Direct operating and occupancy	20.3%	19.4%

Cost of sales	82.9%	82.0%
General and administrative (2)	7.9%	8.6%
Depreciation and amortization	6.6%	5.7%
Pre-opening costs	1.0%	0.9%

Total costs and expenses	97.5%	96.4%
Operating income	2.5%	3.6%
Other (expense) income:
Interest expense	-0.3%	0.0%
Interest income	0.0%	0.1%

Total other income	-0.3%	0.1%

Income before income tax provision	2.2%	3.7%
Income tax provision	0.7%	1.3%

Net income	1.5%	2.4%

(1)	Labor percentage includes approximately 10 basis points attributable to stock-based compensation in both the three months ended March 30, 2008 and the three months ended April 1, 2007.

(2)	General and administrative percentage includes approximately 90 basis points attributable to stock-based compensation in the three months ended March 30, 2008, compared to 140 basis points in the three months ended April 1, 2007.

The following table details the number of locations at the end of the first quarter of 2008:

	Total Units at				Total Units at
First Quarter 2008	December 30, 2007	Opened	Acquired	Closed	March 30, 2008
Company-owned full service domestic	183	5	—	—	188
Company-owned ASAP domestic	9	—	—	—	9
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	17	—	—	—	17
Franchised international	18	1	—	—	19
Sports and entertainment venues	3	—	—	—	3

Total	231	6	—	—	237

Three months ended March 30, 2008 compared to the three months ended April 1, 2007

Total Revenues. Total revenues increased by $15.3 million, or 10.2%, to $164.7 million in the first quarter of 2008 from $149.4 million in the first quarter of 2007 due to a $14.9 million increase in restaurant sales and a $0.4 million increase in franchise and other revenues. The increase in restaurant sales was primarily due to the addition of 20 full service restaurants since the end of the first quarter of 2007. The 18-month comparable base restaurant increase was 0.4%, driven by a 5.4% increase in pricing, 0.1% increase in mix and a 5.1% decrease in guest counts. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of five international franchises since the first quarter of 2007.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $3.3 million, or 9.1%, to $39.7 million in the first quarter of 2008 from $36.4 million in the first quarter of 2007. Food, beverage and paper supplies as a percentage of restaurant sales was 24.4% in the first quarter of 2008 compared to 24.6% in the first quarter of 2007. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to lower meat, produce and bread costs partially offset by higher dairy and seafood costs.

Labor. Labor increased by $5.9 million, or 10.5%, to $62.1 million in the first quarter of 2008 from $56.2 million in the first quarter of 2007. As a percentage of restaurant sales, labor was 38.2% in the first quarter of 2008 compared to 38.0% in the first quarter of 2007. The dollar increase in labor was primarily due to increased hourly labor associated with minimum wage increases, new store inefficiencies, higher payroll taxes and medical benefit costs.

Direct operating and occupancy. Direct operating and occupancy costs increased by $4.5 million, or 15.7%, to $33.2 million in the first quarter of 2008 from $28.7 million in the first quarter of 2007. Direct operating and occupancy costs as a percentage of restaurant sales was 20.3% in the first quarter of 2008 compared to 19.4% in the first quarter of 2007. The increase in direct operating and occupancy costs was primarily due to increased rent expense, utility expense, credit card charges and internet connectivity expense.

General and administrative. General and administrative costs increased by $0.3 million, or 2.3%, to $13.1 million in the first quarter of 2008 from $12.8 million in the first quarter of 2007. General and administrative costs as a percentage of total revenue decreased to 7.9% in the first quarter of 2008 from 8.6% in the first quarter of 2007. The dollar increase in general and administrative expenses was primarily a result of inflation-related increases in personnel charges, partially offset by lower stock-based compensation and travel expenses.

Depreciation and amortization. Depreciation and amortization increased by $2.5 million, or 29.4%, to $11.0 million in the first quarter of 2008 from $8.5 million in the first quarter of 2007. The increase in the first quarter of 2008 was primarily due to the addition of 20 full service restaurants since the end of the first quarter of 2007 and development cost write-off charges for stores the Company decided not to proceed with in 2008.

Pre-opening costs. Pre-opening costs increased by $0.3 million to $1.7 million in the first quarter of 2008 from $1.4 million in the first quarter of 2007. We opened five full service restaurants in the first quarter of 2008 compared to two full service restaurants and two CPK/ASAP restaurants opening in the first quarter of 2007. Included in the $1.7 million pre-opening costs is $0.3 million associated with FSP 13-1, consistent with the first quarter of 2007.

Interest expense. Interest expense was $550,000 in the first quarter of 2008 compared to none in the first quarter of 2007. Interest expense primarily relates to $70.0 million of borrowings against our line of credit. We did not borrow against our line of credit in the first quarter of 2007.

Interest income. Interest income decreased by $37,000 to $49,000 in the first quarter of 2008 from interest income of $86,000 for the first quarter of 2007. The decrease was the result of lower cash and marketable securities balances and lower interest rates.

Income tax provision. The effective income tax rate was 31.0% for the first quarter of 2008 compared to 34.6% for the first quarter of 2007. The decrease in the effective income tax rate is a result of lower expected earnings before income taxes compared to the prior year, thereby generating a greater tax rate benefit from tax credits.

Net income. Net income decreased by $1.1 million to $2.5 million in the first quarter of 2008 from $3.6 million in the first quarter of 2007. Net income as a percentage of revenues decreased to 1.5% in the first quarter of 2008 from 2.4% in the prior year.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first three months of 2008, net cash flows provided by operating activities were $17.6 million compared to $13.8 million for the first three months of 2007. Net cash flows provided by operating activities for the first three months of 2008 were higher than the first three months of 2007 primarily due to increased depreciation and a net increase in operating assets and liabilities.

Net cash flows used in investing activities for the first three months of 2008 increased to $15.6 million from $15.2 million for the first three months of 2007 due to increased capital expenditures related to new restaurants, minor remodels and capitalized maintenance.

We opened five new full service restaurants in the first three months of 2008. The new full service restaurants are larger than our pre-2004 restaurants and require, on average, a higher net investment than our pre-2004 restaurants due to their increased size. However, we have seen and expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have 9 CPK/ASAP restaurants; however, we are re-engineering the concept. The CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

Net proceeds from issuance of common stock were $0.6 million for the first three months of 2008 compared to $1.9 million for the first three months of 2007 and consisted of purchases under our employee stock purchase plan of $0.5 million for both three month periods, and common stock option exercises of $54,000 and $1.4 million, respectively.

Beginning in August 2004, the Board of Directors has authorized several stock repurchase programs to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Through the third quarter of 2007, 2,604,706 shares were repurchased for an aggregate purchase price of $48.5 million. The average purchase price per share was $18.61. The Company did not repurchase any of its equity securities during the first quarter of 2007.

Additionally, on August 7, 2007, the Board of Directors authorized a new stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. In January 2008, 334,963 shares were repurchased under the August 2007 Program for an aggregate purchase price of $3.7 million. The average purchase price per share for these shares was $11.13.

On February 1, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with Bank of America, NA, (“Bank of America”), an unrelated third party, under which the Company is repurchasing an aggregate of $46.3 million of common stock. On February 1, 2008, the Company made a payment of $46.3 million to Bank of America in respect of the shares to be acquired under the agreement. The Company funded this payment from borrowings under its revolving credit facility and available cash balances. The payment was recorded as a reduction to stockholders’ equity. As of March 30, 2008, Bank of America had delivered 2,425,000 shares of common stock which were retired and deducted on a weighted basis from the number of shares outstanding as of March 30, 2008 in calculating earnings per share. The cap feature of the agreement provides that the minimum number of shares that will be delivered is 2,766,783. The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of the Company’s common stock. The final number of shares that will be delivered and the average price paid for all shares repurchased during the ASR will be determined by the Company’s stock price activity up through the final averaging date of July 28, 2008. The Company has accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A. to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. The line of credit bears interest at either the bank base rate minus 75 basis points or LIBOR plus 80 basis points and expires on June 30, 2009. Other than the increased maximum borrowing capacity, there were no other material changes to the terms of the Original Credit Agreement. As of March 30, 2008, the Company had borrowings outstanding under the credit facility totaling $70.0 million with an average annual interest rate of 4.18%. Availability under the line of credit is also reduced by outstanding letters of credit, which totaled $6.1 million as of March 30, 2008. Available borrowings under the line of credit were $23.9 million as of March 30, 2008. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of March 30, 2008.

On May 7, 2008, the Company entered into a new five-year revolving credit facility (the “Facility”) with a maximum borrowing capacity of up to $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility replaced the existing revolving line of credit which had a maximum capacity of $100.0 million and outstanding borrowings of $70.0 million as of March 30, 2008. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and contains certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the credit agreement. The Facility also includes a $15.0 million sublimit for standby letters of credit.

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

As of March 30, 2008, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of March 30, 2008 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$282.7	$28.4	$75.4	$67.5	$111.4
Short-term borrowings	70.0	70.0	—	—	—
Purchase obligations (2)	10.5	10.5	—	—	—
FIN 48 Liability	0.7	0.3	0.4	—	—

	$363.9	$109.2	$75.8	$67.5	$111.4

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

(2)	Purchase obligations represent estimated construction commitments and excludes agreements that are cancelable without significant penalty.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of March 30, 2008, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In January 2008 we entered into the Amendment. The line of credit bears interest at either the bank base rate minus 75 basis points or LIBOR plus 80 basis points and expires on June 30, 2009. Other than the increased maximum borrowing capacity, there were no other material changes to the terms of the Original Credit Agreement. As of March 30, 2008, the Company had borrowings outstanding under the credit facility totaling $70.0 million with an average annual interest rate of 4.18%. Availability under the line of credit is also reduced by outstanding letters of credit, which totaled $6.1 million as of March 30, 2008. Available borrowings under the line of credit were $23.9 million as of March 30, 2008. The credit facility also includes financial and non-financial covenants, with which the Company was in compliance as of March 30, 2008.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 21, 2007, a class action lawsuit was filed in the San Diego Superior Court against California Pizza Kitchen. The lawsuit was filed by a former restaurant employee who purported to represent approximately 17,000 current and former non-exempt California employees. The lawsuit alleged violations of state wage and hour laws involving meal and rest breaks, and sought an unspecified amount in damages. The amount of potential damages, if any, associated with the claim did not exceed 10% of the Company’s current assets.

On March 6, 2008, the Company entered into a tentative settlement of all claims in action. The settlement will enable the Company to avoid lengthy, burdensome litigation as well as substantial continuing legal and other administrative expenses. The Company does not admit any liability wrongdoing in connection with the settlement. On May 2, 2008, a judge granted preliminary approval to the class action settlement. The administration process will commence on May 12, 2008 and will last approximately eleven months. The settlement, subject to final court approval, will result in the dismissal of the lawsuit's claims against the Company. Under the proposed settlement, class members can submit claims pursuant to a Court approved process whereby the Company would pay an aggregate amount not to exceed $3.2 million to settle claims asserted on behalf of the class. The purported class representative alleges that there were violations of wage and hour laws related to meal and rest breaks. The Company believes that the actual number of violations, if any, were relatively low in number and it believes that the relatively low actual number will be reflected in the number of individual claims. The Company believes this will result in a net payment less than the $3.2 million figure, however, the specific net figure cannot be determined at this time.

The Company accrued a legal settlement reserve of $2.3 million in fiscal 2007 based on an estimate of the maximum costs that are expected to be incurred in connection with this case. The Company cannot provide any assurances that the Court will provide final approval to the proposed settlement.

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

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the SEC on March 14, 2008 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended December 30, 2007 required for the quarter ended March 30, 2008. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the first quarter of 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/07-02/03/08	2,184,963	(2)	2,184,963	(3)
02/04/08-03/02/08	350,000	(4)	350,000	(3)
03/03/08-03/30/08	225,000	(4)	225,000	(3)

Total	2,759,963		2,759,963	$—

(1)	On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period.

(2)	Of the 2,184,963 shares, 334,963 shares were repurchased in open market transactions at an average price of $11.13 per share. The remaining 1,850,000 shares were purchased under an accelerated share repurchase program (“ASR”) and the average price paid per share is described in footnote (4) below.

(3)	After the open market repurchase of the 334,963 shares, the remaining $46.3 million under the August 2007 Program was utilized for the ASR.

(4)	The average price paid and the final number of shares that will be delivered under the ASR will be determined by the stock price activity through the final averaging date of July 28, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index on page 21 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2008

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Accounting Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1(A)	Certificate of Incorporation

3.2(A)	Bylaws

10.1	Credit Agreement, dated May 7, 2008

10.2	Form of Promissory Note payable to Lenders, dated May 7, 2008

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004