Form 10-Q
period 2008-06-29
CALIFORNIA PIZZA KITCHEN INC
filed 2008-08-08
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2008

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

As of August 1, 2008, 24,531,721 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	June 29, 2008	December 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,921	$10,795
Other receivables	7,691	12,351
Inventories	5,310	5,194
Current deferred tax asset, net	14,205	14,323
Prepaid income tax	695	—
Prepaid rent	4,553	4,289
Other prepaid expenses and other current assets	3,377	2,419

Total current assets	44,752	49,371
Property and equipment, net	302,854	297,856
Noncurrent deferred tax asset, net	6,954	6,444
Goodwill and other intangibles	9,449	8,777
Other assets	4,589	4,680

Total assets	$368,598	$367,128

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$62,000	$21,000
Accounts payable	12,632	18,236
Accrued compensation and benefits	18,682	16,892
Accrued rent	15,881	15,620
Deferred rent credits	5,617	5,598
Other accrued liabilities	21,604	19,418
Store closure reserve	375	3,596
Accrued income tax	5,481	971

Total current liabilities	142,272	101,331

Other liabilities	11,299	12,724
Deferred rent credits, net of current portion	33,347	34,936
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,845,887 and 28,357,582 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	248	283
Additional paid-in capital	170,601	216,038
Retained earnings	10,831	1,816

Total stockholders’ equity	181,680	218,137

Total liabilities and stockholders’ equity	$368,598	$367,128

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Restaurant sales	$173,772	$156,592	$336,540	$304,436
Royalties from Kraft licensing agreement	1,526	1,073	2,397	1,786
Domestic franchise revenues	740	664	1,400	1,186
International franchise revenues	589	252	1,007	540

Total revenues	176,627	158,581	341,344	307,948
Costs and expenses:
Food, beverage and paper supplies	43,468	38,426	83,155	74,802
Labor (1)	64,177	56,912	126,276	113,111
Direct operating and occupancy	34,124	30,773	67,311	59,468

Cost of sales	141,769	126,111	276,742	247,381
General and administrative (2)	13,066	12,206	26,126	24,997
Depreciation and amortization	10,481	9,022	21,432	17,563
Pre-opening costs	958	852	2,626	2,203
Store closure costs	839	768	839	768

Total costs and expenses	167,113	148,959	327,765	292,912

Operating income	9,514	9,622	13,579	15,036
Other income (expense):
Interest income (expense), net	179	91	(322)	178

Total other income (expense)	179	91	(322)	178

Income before income tax provision	9,693	9,713	13,257	15,214
Income tax provision	3,135	3,393	4,242	5,297

Net income	$6,558	$6,320	$9,015	$9,917

Net income per common share (3):
Basic	$0.26	$0.22	$0.35	$0.34

Diluted	$0.26	$0.21	$0.34	$0.33

Weighted average shares used in calculating net income per common share (3):
Basic	25,308	29,129	26,037	29,127

Diluted	25,436	30,236	26,132	30,163

(1)	Labor expense for the three and six months ended June 29, 2008 includes approximately $191,000 and $401,000 of stock-based compensation, respectively, compared to $201,000 and $420,000 in the three and six months ended July 1, 2007, respectively.

(2)	General and administrative expense for the three and six months ended June 29, 2008 includes approximately $1.6 million and $3.0 million of stock-based compensation, compared to $1.5 million and $3.5 million in the three and six months ended July 1, 2007, respectively.

(3)	The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares and per share amounts have been adjusted accordingly.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
Operating activities:
Net income	$9,015	$9,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,432	17,563
Non-cash compensation expense	3,531	3,753
Tax benefit from employee stock option exercises	211	(384)
Store closure costs	839	768
Change in net deferred tax assets	(603)	(322)
Change in liquor licenses included in goodwill and other intangibles	(743)	(74)
Change in deferred rent credits	1,267	7,966
Changes in operating assets and liabilities:
Other receivables	4,660	(2,833)
Inventories	(116)	149
Amortization of deferred rent credits	(2,837)	(2,375)
Prepaid expenses and other assets	(1,826)	(10,529)
Accounts payable	(5,086)	(3,471)
Accrued liabilities	8,168	7,858
Other liabilities	(4,646)	(466)

Net cash provided by operating activities	33,266	27,520
Investing activities:
Capital expenditures *	(27,348)	(32,365)

Net cash used in investing activities	(27,348)	(32,365)
Financing activities:
Short-term borrowings	41,000	—
Net proceeds from issuance of common stock	1,195	3,452
Stock repurchases	(49,987)	—
Tax benefit from employee stock option exercises	—	384

Net cash (used in) provided by financing activities	(7,792)	3,836

Net decrease in cash and cash equivalents	(1,874)	(1,009)
Cash and cash equivalents at beginning of period	10,795	8,187

Cash and cash equivalents at end of period	$8,921	$7,178

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,027	$8,769

Cash paid during the period for interest	$1,114	$3

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$7,893	$9,686

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 29, 2008

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 242 locations as of June 29, 2008 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

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

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of fiscal year 2008 and has determined that it does not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008 and has determined that it does not have a material effect on the consolidated financial statements.

3. Common Stock

The Company effected a three-for-two stock split on June 19, 2007 in the form of a 50% stock dividend on the Company’s common stock by issuing one additional share for every two shares held by stockholders of record as of June 11, 2007. In connection with this stock split, $97,000 was transferred to common stock from additional paid-in capital and $1,000 was paid to stockholders for fractional shares. All references in the consolidated financial statements to shares of common stock, weighted average number of shares, per share amounts and stock option plan data, including prior period data as appropriate, have been adjusted to reflect the stock split.

On January 15, 2008, employees purchased 51,080 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533,000. Additionally, employees exercised options to purchase 49,218 shares of common stock during the first six months ended June 29, 2008, which resulted in net proceeds to the Company of $662,000.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 9,375 restricted shares vested for each of them in the first six months ended June 29, 2008.

On January 15, 2007, employees purchased 30,543 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464,000. Additionally, employees exercised options to purchase 199,623 shares of common stock during the first six months ended July 1, 2007, which resulted in net proceeds to the Company of $3.0 million.

Since August 2004, the Board of Directors has authorized several stock repurchase programs to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Through the third quarter of 2007, 2,604,706 shares were repurchased for an aggregate purchase price of $48.5 million. The average purchase price per share was $18.61. The Company did not repurchase any of its equity securities during the second quarter of 2007.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 334,963 shares were repurchased in the open market for an aggregate price of $3.7 million prior to February 1, 2008.

On February 1, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. (“Bank of America”), an unrelated third party, under which the Company repurchased the remaining $46.3 million of common stock under the August 2007 Program. On February 1, 2008, the Company made a payment of $46.3 million to Bank of America for the shares to be acquired under the ASR. The Company funded this payment from borrowings under its revolving credit facility and available cash balances. The payment was recorded as a reduction to stockholders’ equity. Through the conclusion of the program on June 19, 2008, Bank of America delivered to the Company 3,297,574 shares of common stock. The average price paid for the all shares repurchased during the ASR was $14.03. The average price paid for all shares under the August 2007 Program was $13.76. The Company accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

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

On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of June 29, 2008, the Company had borrowings outstanding under the Facility totaling $62.0 million with an average annual interest rate of 3.93%. Availability under the line of credit is also reduced by outstanding letters of credit used to support the Company’s self-insurance programs, which totaled $6.1 million as of June 29, 2008. Available borrowings under the line of credit were $81.9 million as of June 29, 2008. The Facility matures in May 2013.

5. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for stock-based awards granted after January 2, 2006 and for stock-based awards granted prior to, but not yet vested as of the Company’s adoption of SFAS No. 123(R), “Share-Based Payment.”

The impact of stock-based compensation to the consolidated statement of income for the quarter ended June 29, 2008 on income before income tax provision and net income was $1.8 million and $1.2 million, respectively, or $0.07 and $0.05 on diluted earnings per share, respectively. The impact to the consolidated statement of income for the six months ended June 29, 2008 on income before income tax provision and net income was $3.4 million and $2.3 million, respectively, or $0.13 and $0.09 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Labor	$191	$201	$401	$420
General and administrative	1,562	1,457	2,972	3,528

Total stock-based compensation	1,753	1,658	3,373	3,948
Tax benefit	(566)	(579)	(1,068)	(1,371)

Total stock-based compensation, net of tax	$1,187	$1,079	$2,305	$2,577

No options were issued in each of the second quarters of 2008 and 2007.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first six months of 2008 and 2007 was $7.83 and $6.73 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first six months of 2008 and 2007, respectively: (a) no dividend yield on our common stock for both periods; (b) expected stock price volatility of 68.64% and 28.29%; (c) a risk-free interest rate of 2.72% and 4.71%; and (d) an expected option term of 4.0 years for both periods.

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

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	5,545,157	$16.37
Options granted	557,268	14.66
Options exercised	(49,218)	13.47
Options cancelled	(209,535)	18.65

Outstanding at June 29, 2008	5,843,672	16.15	6.92	$44,498

Vested and exercisable at June 29, 2008	3,512,130	15.62

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 29, 2008 was $127,000.

A summary of the status of the Company’s nonvested options as of June 29, 2008, and changes during the six months ended June 29, 2008, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2007	2,436,971	$5.88
Options granted	557,268	7.83
Options vested	(572,806)	5.63
Options cancelled	(89,891)	6.85

Nonvested at June 29, 2008	2,331,542	6.38

As of June 29, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $12.8 million, which is expected to be recognized over a weighted average period of approximately 1.2 years. As of June 29, 2008, there were 0.7 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	134,374	$20.73
Restricted shares granted	—	—
Restricted shares vested	(18,750)	21.56
Restricted shares cancelled	(9,999)	15.98

Outstanding at June 29, 2008	105,625	21.03

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of June 29, 2008, total unrecognized stock-based compensation related to nonvested restricted shares was $1.8 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

6. Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”(“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 beginning January 1, 2007.

As of March 30, 2008, the Company had recorded $717,000 in unrecognized tax benefits. During the second quarter of 2008, the Company settled audits with various states, thereby releasing FIN 48 liability of approximately $350,000. As of June 29, 2008, the Company had $367,000 in unrecognized tax benefits, $239,000 of which would impact the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2008 and June 29, 2008, the Company accrued interest and penalties related to uncertain tax benefits of $254,000 and $187,000, respectively.

The Company estimates that unrecognized tax benefits of $12,000 related to state taxes will decrease in the next twelve months due to expiration of statute of limitations. The tax years 2003 to 2007 remain open to examination by major taxing jurisdictions.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and six months ended June 29, 2008 and July 1, 2007, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator for basic and diluted net income per common share	$6,558	$6,320	$9,015	$9,917

Denominator:
Denominator for basic net income per common share weighted average shares	25,308	29,129	26,037	29,127
Employee stock options	128	1,107	95	1,036

Denominator for diluted net income per common share weighted average shares	25,436	30,236	26,132	30,163

8. Subsequent Events

On July 9, 2008, the Board of Directors authorized a new stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The July 2008 Program follows three similar stock repurchase programs over the last four years that totaled $100.0 million.

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of August 1, 2008, we own, operate, license or franchise 243 locations under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 30 states, the District of Columbia and eight foreign countries. We have 43 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 23 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts. As of June 29, 2008, we had 1) 190 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned CPK/ASAP restaurants and 3) one company-owned LA Food Show restaurant.

We intend to open 12 full service restaurants during 2008, eight of which were opened in the first six months of 2008. We have signed lease agreements for all new full service restaurants planned for the remainder of fiscal 2008. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants. Tenant improvement allowances, most of which are generally associated with inline restaurants, average approximately $500,000 and are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be approximately $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three- and six-month periods ended June 29, 2008 and July 1, 2007 each consisted of 13 and 26 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of June 29, 2008, we had 171 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three and six months ended June 29, 2008 and July 1, 2007 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Restaurant sales	98.4%	98.7%	98.6%	98.9%
Royalties from Kraft licensing agreement	0.9%	0.7%	0.7%	0.6%
Domestic franchise revenues	0.4%	0.4%	0.4%	0.3%
International franchise revenues	0.3%	0.2%	0.3%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	25.0%	24.5%	24.7%	24.6%
Labor (1)	36.9%	36.3%	37.5%	37.2%
Direct operating and occupancy	19.6%	19.7%	20.0%	19.5%

Cost of sales	81.6%	80.5%	82.2%	81.3%
General and administrative (2)	7.4%	7.7%	7.7%	8.1%
Depreciation and amortization	5.9%	5.7%	6.3%	5.7%
Pre-opening costs	0.5%	0.5%	0.8%	0.7%
Store closure costs	0.5%	0.5%	0.2%	0.2%

Total costs and expenses	94.6%	93.9%	96.0%	95.1%

Operating income	5.4%	6.1%	4.0%	4.9%
Other income (expense):
Interest income (expense), net	0.1%	0.1%	-0.1%	0.1%

Total other income (expense)	0.1%	0.1%	-0.1%	0.1%

Income before income tax provision	5.5%	6.1%	3.9%	4.9%
Income tax provision	1.8%	2.1%	1.3%	1.7%

Net income	3.7%	4.0%	2.6%	3.2%

(1)	Labor percentage includes approximately 10 basis points attributable to stock-based compensation in both the three and six months ended June 29, 2008 and the three and six months ended July 1, 2007.

(2)	General and administrative percentage includes approximately 90 basis points attributable to stock-based compensation in each of the three and six months ended June 29, 2008, compared to 90 and 110 basis points in the three and six months ended July 1, 2007, respectively.

The following table details the number of locations at the end of the second quarter of 2008:

Second Quarter 2008	Total Units at March 30, 2008	Opened	Acquired	Closed	Total Units at June 29, 2008
Company-owned full service domestic	188	3	—	1	190
Company-owned ASAP domestic	9	—	—	—	9
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	17	—	—	—	17
Franchised international	19	3	—	—	22
Sports and entertainment venues	3	—	—	—	3

Total	237	6	—	1	242

Three months ended June 29, 2008 compared to the three months ended July 1, 2007

Total Revenues. Total revenues increased by $18.0 million, or 11.3%, to $176.6 million in the second quarter of 2008 from $158.6 million in the second quarter of 2007 due to a $17.2 million increase in restaurant sales and a $0.9 million increase in franchise and other revenues. The increase in restaurant sales was primarily due to the addition of 21 full service restaurants since the end of the second quarter of 2007. The 18-month comparable base restaurant increase was 1.4%, driven by the Company’s successful

Thank You Card Program, a 4.9% increase in pricing, 3.3% decrease in guest counts and a 0.2% decrease in menu mix. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of seven international franchises since the second quarter of 2007.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $5.1 million, or 13.3%, to $43.5 million in the second quarter of 2008 from $38.4 million in the second quarter of 2007. Food, beverage and paper supplies as a percentage of restaurant sales was 25.0% in the second quarter of 2008 compared to 24.5% in the second quarter of 2007. The increase in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to higher grocery, dairy, seafood and fuel surcharge costs partially offset by lower bread costs and higher purchase rebates.

Labor. Labor increased by $7.3 million, or 12.8%, to $64.2 million in the second quarter of 2008 from $56.9 million in the second quarter of 2007. As a percentage of restaurant sales, labor was 36.9% in the second quarter of 2008 compared to 36.3% in the second quarter of 2007. The dollar increase in labor was primarily due to increased hourly labor associated with minimum wage increases in nine states that represent 60% of our base, new store inefficiencies, higher payroll taxes and medical benefit costs.

Direct operating and occupancy. Direct operating and occupancy costs increased by $3.3 million, or 10.7%, to $34.1 million in the second quarter of 2008 from $30.8 million in the second quarter of 2007. Direct operating and occupancy costs as a percentage of restaurant sales was 19.6% in the second quarter of 2008 compared to 19.7% in the second quarter of 2007. The dollar increase in direct operating and occupancy costs was primarily due to increased rent, utility and common area maintenance expenses and higher credit card charges.

General and administrative. General and administrative costs increased by $0.9 million, or 7.4%, to $13.1 million in the second quarter of 2008 from $12.2 million in the second quarter of 2007. General and administrative costs as a percentage of total revenue decreased to 7.4% in the second quarter of 2008 from 7.7% in the second quarter of 2007. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations, and increased office expenses and professional services.

Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 16.7%, to $10.5 million in the second quarter of 2008 from $9.0 million in the second quarter of 2007. The increase in the second quarter of 2008 was primarily due to the addition of 21 full service restaurants since the end of the second quarter of 2007.

Pre-opening costs. Pre-opening costs increased by $0.1 million to $1.0 million in the second quarter of 2008 from $0.9 million in the second quarter of 2007. We opened three full service restaurants in the second quarter of 2008 compared to opening two full service restaurants in the second quarter of 2007. Included in the $1.0 million pre-opening costs is $0.3 million associated with FSP 13-1, compared to $0.4 million in the second quarter of 2007.

Store closure costs. Store closure costs increased by $71,000 to $839,000 in the second quarter of 2008 from $768,000 in the second quarter of 2007. Store closure costs in the second quarter of 2008 related to the impairment of one full service restaurant. Store closure costs in the second quarter of 2007 related to early termination costs for one unopened CPK/ASAP that included a lease buyout and construction write-off.

Interest income (expense), net. Interest income increased by $88,000 to $179,000 in the second quarter of 2008 from $91,000 in the second quarter of 2007. The net increase was the effect of lower interest expense due to the capitalization of interest for new restaurants under construction in accordance with FASB SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”).

Income tax provision. The effective income tax rate was 32.3% for the second quarter of 2008 compared to 34.9% for the second quarter of 2007. The decrease in the effective income tax rate is primarily the result of a larger tax rate benefit from tax credits, driven by lower expected earnings before income taxes compared to the prior year due to the challenging state of the economy. The tax rate was also impacted by the completion of various tax audits and an adjustment to deferred taxes.

Net income. Net income increased by $0.3 million to $6.6 million in the second quarter of 2008 from $6.3 million in the second quarter of 2007. Net income as a percentage of revenues decreased to 3.7% in the second quarter of 2008 from 4.0% in the prior year.

Six months ended June 29, 2008 compared to the six months ended July 1, 2007

Total Revenues. Total revenues increased by $33.4 million, or 10.8%, to $341.3 million in the first six months of 2008 from $307.9 million in the first six months of 2007 due to a $32.1 million increase in restaurant sales and a $1.3 million increase in franchise and other revenues. The increase in restaurant sales was due to 11.4% sales growth for full service restaurants, 4.6% increase in weekly sales average for CPK/ASAP restaurants and $2.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant increase was 1.0%, driven by the Company’s successful Thank You Card Program, a 5.1% increase in pricing and a 4.1% decrease in guest counts. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of seven international franchises since the second quarter of 2007.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $8.4 million, or 11.2%, to $83.2 million in the first six months of 2008 from $74.8 million in the first six months of 2007. Food, beverage and paper supplies as a percentage of restaurant sales increased to 24.7% in the first six months of 2008 from 24.6% in the fist six months of 2007. The slight increase of food, beverage and paper supplies as a percentage of restaurant sales was primarily due to higher seafood and dairy costs, offset by improved management of meat and bread costs.

Labor. Labor increased by $13.2 million, or 11.7%, to $126.3 million in the first six months of 2008 from $113.1 million in the first six months of 2007. As a percentage of restaurant sales, labor increased to 37.5% in the first six months of 2008 from 37.2% in the first six months of 2007. The increase in labor as a percentage of restaurant sales was primarily due to increased hourly labor associated with minimum wage increases in nine states that represent 60% of our base and increased management labor and medical benefit costs.

Direct operating and occupancy. Direct operating and occupancy costs increased by $7.8 million, or 13.1%, to $67.3 million in the first six months of 2008 from $59.5 million in the first six months of 2007. Direct operating and occupancy costs as a percentage of restaurant sales increased to 20.0% in the first six months of 2008 from 19.5% in the first six months of 2007. The dollar increase in direct operating and occupancy costs was primarily due to increased rent, utility, and common area maintenance expenses and higher credit card charges.

General and administrative. General and administrative costs increased by $1.1 million, or 4.4%, to $26.1 million in the first six months of 2008 from $25.0 million in the first six months of 2007. General and administrative costs as a percentage of total revenue decreased to 7.7% in the first six months of 2008 from 8.1% in the first six months of 2007. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased professional services.

Depreciation and amortization. Depreciation and amortization increased by $3.8 million, or 21.6%, to $21.4 million in the first six months of 2008 from $17.6 million in the first six months of 2007. The increase in the first six months of 2008 was primarily due to the addition of 21 full service restaurants since the end of the second quarter of 2007.

Pre-opening costs. Pre-opening costs increased by $0.4 million to $2.6 million in the first six months of 2008 from $2.2 million in the first six months of 2007. We opened eight full service restaurants in the first six months of 2008 compared to opening four full service restaurants and two CPK/ASAP restaurants in the first six months of 2007. Pre-opening costs also included $0.6 million in the first six months of 2008 related to the impact of FSP 13-1, compared to $0.7 million in the first six months of 2007.

Store closure costs. Store closure costs increased by $71,000 to $839,000 in the first six months of 2008 from $768,000 in the first six months of 2007. Store closure costs in the first six months of 2008 related to the impairment of one full service restaurant. Store closure costs in the first six months of 2007 related to early termination costs for one unopened CPK/ASAP that included a lease buyout and construction write-off.

Interest income (expense), net. Interest expense was $322,000 in the first six months of 2008 compared to interest income of $178,000 in the first six months of 2007. Interest expense relates to borrowings against our line of credit in the first six months of 2008, a portion of which was capitalized for new restaurants under construction in accordance with SFAS No. 34. There were no borrowings in the first six months of 2007.

Income tax provision. The effective income tax rate was 32.0% for the first six months of 2008 compared to 34.8% for the first six months of 2007. The decrease in the effective tax rate over the prior year was primarily a result of a larger tax rate benefit from tax credits driven by lower than expected earnings before income taxes compared to the prior year due to the challenging state of the economy. In addition, the tax rate in the prior year was impacted to a greater degree by limitations on deductibility of stock-based compensation.

Net income. Net income decreased by $0.9 million to $9.0 million in the first six months of 2008 from $9.9 million in the first six months of 2007. Net income as a percentage of revenues decreased to 2.6% in the first six months of 2008 from 3.2% in the prior year.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first six months of 2008, net cash flows provided by operating activities were $33.3 million compared to $27.5 million for the first six months of 2007. Net cash flows provided by operating activities for the first six months of 2008 were higher than the first six months of 2007 primarily due to increased depreciation and a net increase in the changes in operating assets and liabilities.

Net cash flows used in investing activities for the first six months of 2008 decreased to $27.3 million from $32.4 million for the first six months of 2007 due to decreased capital expenditures related to new restaurants, minor remodels and capitalized maintenance.

We opened eight new full service restaurants in the first six months of 2008. The new full service restaurants are larger than our pre-2004 restaurants and require, on average, a higher net investment than our pre-2004 restaurants due to their increased size. However, we have seen and expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have 9 CPK/ASAP restaurants and are re-engineering the concept. The CPK/ASAP restaurants will benefit from re-engineering efforts that include menu, marketing and speed of service enhancements.

Net proceeds from issuance of common stock were $1.2 million for the first six months of 2008 compared to $3.5 million for the first six months of 2007 and consisted of purchases under our employee stock purchase plan of $0.5 million for both six month periods, and common stock option exercises of $0.7 million and $3.0 million, respectively.

Since August 2004, the Board of Directors has authorized several stock repurchase programs to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Through the third quarter of 2007, 2,604,706 shares were repurchased for an aggregate purchase price of $48.5 million. The average purchase price per share was $18.61. The Company did not repurchase any of its equity securities during the second quarter of 2007.

On August 7, 2007, the Board of Directors authorized a new stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. 334,963 shares were repurchased in the open market for the aggregate price of $3.7 million prior to February 1, 2008.

On February 1, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. (“Bank of America”), an unrelated third party, under which the Company repurchased the remaining $46.3 million of common stock under the August 2007 Program. On February 1, 2008, the Company made a payment of $46.3 million to Bank of America for the shares to be acquired under the ASR. The Company funded this payment from borrowings under its revolving credit facility and available cash balances. The payment was recorded as a reduction to stockholders’ equity. Through the conclusion of the program on June 19, 2008, Bank of America delivered to the Company 3,297,574 shares of common stock. The average price paid for the all shares repurchased during the ASR was $14.03. The average price paid for all shares under the August 2008 Program was $13.76. The Company has accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

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

On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of June 29, 2008, the Company had borrowings outstanding under the Facility totaling $62.0 million with an average annual interest rate of 3.93%. Availability under the line of credit is also reduced by outstanding letters of credit used to support the Company’s self-insurance programs, which totaled $6.1 million as of June 29, 2008. Available borrowings under the line of credit were $81.9 million as of June 29, 2008. The Facility matures in May 2013.

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

As of June 29, 2008, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations

The following table summarizes our contractual obligations as of June 29, 2008 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$281.7	$19.5	$77.2	$69.4	$115.6
Short-term borrowings	62.0	62.0	—	—	—
Purchase obligations (2)	9.0	9.0	—	—	—
FIN 48 Liability	0.4	—	0.4	—	—

	$353.1	$90.5	$77.6	$69.4	$115.6

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property, which are not included.

(2)	Purchase obligations represent estimated construction commitments and exclude agreements that are cancelable without significant penalty.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of June 29, 2008, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of June 29, 2008, the Company had borrowings outstanding under the Facility totaling $62.0 million with an average annual interest rate of 3.93%. Availability under the line of credit is also reduced by outstanding letters of credit used to support the Company’s self-insurance programs, which totaled $6.1 million as of June 29, 2008. Available borrowings under the line of credit were $81.9 million as of June 29, 2008. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of June 29, 2008. The Facility matures in May 2013.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2008, the Company entered into a tentative settlement of all claims in action. The settlement will enable the Company to avoid lengthy, burdensome litigation as well as substantial continuing legal and other administrative expenses. The Company does not admit any liability or wrongdoing in connection with the settlement. On May 2, 2008, a judge granted preliminary approval to the class action settlement. The administration process commenced on May 12, 2008 and will last approximately eleven months total. The settlement, subject to final court approval, will result in the dismissal of the lawsuit's claims against the Company. Under the proposed settlement, class members can submit claims pursuant to a Court approved process whereby the Company would pay an aggregate amount not to exceed $3.2 million to settle claims asserted on behalf of the class. The purported class representative alleges that there were violations of wage and hour laws related to meal and rest breaks. The Company believes that the actual number of violations, if any, were relatively low in number and it believes that the relatively low actual number will be reflected in the number of individual claims. The Company believes this will result in a net payment less than the $3.2 million figure, however, the specific net payment cannot be determined at this time.

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

A description of the risk factors associated with the Company is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended December 30, 2007 required for the quarter ended June 29, 2008. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the second quarter of 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
03/31/08-05/04/08	341,783	(2)	341,783	(2)
05/05/08-06/01/08	—	—	—	—
06/02/08-06/29/08	530,791	(2)	530,791	(2)

Total	872,574		872,574	—

(1)	On August 7, 2007, the Board of Directors authorized a stock repurchase program ("August 2007 Program") to acquire the Company's common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company's common stock could be reacquired from time to time over a 24-month period.

(2)	All shares purchased during the second quarter of 2008 were purchased under an accelerated share repurchase program (“ASR”), which concluded on June 19, 2008. Under the ASR, the aggregate price paid was $46.3 million and the average price per share was $14.03.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2008, we held our Annual Meeting of Stockholders. The matters submitted for vote and related election results were as follows:

1.	To elect: William C. Baker, Leslie E. Bider, Larry S. Flax, Marshall S. Geller, Charles G. Phillips, Richard L. Rosenfield and Alan I. Rothenberg, to our Board of Directors until our next annual meeting of stockholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Withheld
William C. Baker	20,901,877	2,104,568
Leslie E. Bider	22,876,343	130,102
Larry S. Flax	22,367,121	639,324
Marshall S. Geller	22,027,616	978,829
Charles G. Phillips	22,855,131	151,314
Richard L. Rosenfield	21,971,398	1,035,047
Alan I. Rothenberg	22,746,749	259,696

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 28, 2008. The results of votes cast were as follows:

Votes For	Votes Against	Abstained
22,220,378	783,855	2,212

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Dated: August 8, 2008

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