Form 10-Q
period 2008-09-28
CALIFORNIA PIZZA KITCHEN INC
filed 2008-11-07
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    No  ☒

As of October 31, 2008, 24,108,993 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	September 28, 2008	December 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,626	$10,795
Other receivables	6,782	12,351
Inventories	5,284	5,194
Current deferred tax asset, net	14,205	14,323
Prepaid income tax	7,157	—
Prepaid rent	31	4,289
Other prepaid expenses and other current assets	3,189	2,419

Total current assets	52,274	49,371
Property and equipment, net	307,571	297,856
Noncurrent deferred tax asset, net	7,506	6,444
Goodwill and other intangibles	9,506	8,777
Other assets	4,547	4,680

Total assets	$381,404	$367,128

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$63,000	$21,000
Accounts payable	16,819	18,236
Accrued compensation and benefits	23,681	16,892
Accrued rent	15,916	15,620
Deferred rent credits	5,624	5,598
Other accrued liabilities	19,476	19,418
Store closure reserve	198	3,596
Accrued income tax	8,054	971

Total current liabilities	152,768	101,331

Other liabilities	11,552	12,724
Deferred rent credits, net of current portion	32,758	34,936
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,542,279 and 28,357,582 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	245	283
Additional paid-in capital	168,290	216,038
Retained earnings	15,791	1,816

Total stockholders’ equity	184,326	218,137

Total liabilities and stockholders’ equity	$381,404	$367,128

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Restaurant sales	$170,816	$159,665	$507,356	$464,101
Royalties from Kraft licensing agreement	1,850	1,264	4,248	3,050
Domestic franchise revenues	721	668	2,120	1,854
International franchise revenues	571	407	1,579	947

Total revenues	173,958	162,004	515,303	469,952
Costs and expenses:
Food, beverage and paper supplies	42,396	39,051	125,551	113,853
Labor (1)	62,557	57,463	188,833	170,574
Direct operating and occupancy	36,140	31,273	103,451	90,741

Cost of sales	141,093	127,787	417,835	375,168
General and administrative (2)	13,314	11,831	39,441	36,828
Depreciation and amortization	11,044	9,418	32,475	26,981
Pre-opening costs	1,085	2,356	3,712	4,558
Store closure costs	—	8,500	839	9,269

Total costs and expenses	166,536	159,892	494,302	452,804

Operating income	7,422	2,112	21,001	17,148
Other (expense) income:
Interest (expense) income, net	(447)	(42)	(769)	137

Total other (expense) income	(447)	(42)	(769)	137

Income before income tax provision	6,975	2,070	20,232	17,285
Income tax provision	2,015	666	6,257	5,964

Net income	$4,960	$1,404	$13,975	$11,321

Net income per common share:
Basic	$0.20	$0.05	$0.55	$0.39

Diluted	$0.20	$0.05	$0.54	$0.38

Weighted average shares used in calculating net income per common share:
Basic	24,603	28,591	25,572	28,974

Diluted	24,679	29,191	25,660	29,889

(1)	Labor expense for the three and nine months ended September 28, 2008 includes approximately $164,000 and $566,000 of stock-based compensation, respectively, compared to $211,000 and $631,000 in the three and nine months ended September 30, 2007, respectively.

(2)	General and administrative expense for the three and nine months ended September 28, 2008 includes approximately $1.6 million and $4.6 million of stock-based compensation, respectively, compared to $1.3 million and $4.9 million in the three and nine months ended September 30, 2007, respectively.

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Operating activities:
Net income	$13,975	$11,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,475	26,981
Non-cash compensation expense	5,373	5,367
Tax benefit from employee stock option exercises	284	(398)
Store closure costs	839	9,269
Change in net deferred tax assets	(1,228)	(718)
Change in liquor licenses included in goodwill and other intangibles	(836)	(152)
Change in deferred rent credits	2,123	11,764
Changes in operating assets and liabilities:
Other receivables	5,569	(4,771)
Inventories	(90)	(38)
Amortization of deferred rent credits	(4,275)	(4,004)
Prepaid expenses and other assets	(3,536)	(13,699)
Accounts payable	(992)	224
Accrued liabilities	13,804	15,407
Other liabilities	(4,570)	(1,949)

Net cash provided by operating activities	58,915	54,604
Investing activities:
Capital expenditures *	(43,209)	(57,108)

Net cash used in investing activities	(43,209)	(57,108)
Financing activities:
Short-term borrowings	42,000	17,000
Net proceeds from issuance of common stock	1,657	4,292
Stock repurchases	(54,532)	(16,769)
Tax benefit from employee stock option exercises	—	398

Net cash (used in) provided by financing activities	(10,875)	4,921

Net increase in cash and cash equivalents	4,831	2,417
Cash and cash equivalents at beginning of period	10,795	8,187

Cash and cash equivalents at end of period	$15,626	$10,604

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,490	$11,352

Cash paid during the period for interest	$1,688	$3

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$7,756	$9,869

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 28, 2008

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 249 locations as of September 28, 2008 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

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

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of fiscal year 2008 and did not choose the fair value option; therefore the adoption of SFAS No. 159 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities effective as of the beginning of fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company will apply the principles of SFAS No. 157 for non-financial assets and non-financial liabilities beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its financial position, results of operations or cash flows.

3. Common Stock

On January 15, 2008 and July 15, 2008, employees purchased 51,080 and 52,853 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533,000 and $454,000, respectively. Additionally, employees exercised options to purchase 49,776 shares of common stock during the first nine months ended September 28, 2008, which resulted in net proceeds to the Company of $670,000.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 14,063 restricted shares vested for each of them in the first nine months ended September 28, 2008.

On January 15, 2007 and July 16, 2007, employees purchased 30,543 and 31,086 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $464,000 and $478,000, respectively. Additionally, employees exercised options to purchase 224,686 shares of common stock during the first nine months ended September 30, 2007, which resulted in net proceeds to the Company of $3.4 million.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 334,963 shares in the open market for an aggregate price of $3.7 million from December 31, 2007 through February 1, 2008.

On February 1, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. (“Bank of America”), an unrelated third party, under which the Company repurchased the remaining $46.3 million of common stock under the August 2007 Program. On February 1, 2008, the Company made a payment of $46.3 million to Bank of America for the shares to be acquired under the ASR. The Company funded this payment from borrowings under its revolving credit facility and available cash balances. The payment was recorded as a reduction to stockholders’ equity. Through the conclusion of the program on June 19, 2008, Bank of America delivered to the Company 3,297,574 shares of common stock. The average price paid for all shares repurchased during the period of the ASR was $14.03. The average price paid for all shares under the August 2007 Program was $13.76. The Company accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 367,019 shares in the open market for an aggregate price of $4.5 million during the third quarter of 2008.

4. Long-term Debt and Credit Facilities

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of September 28, 2008, the Company had borrowings outstanding under the Facility totaling $63.0 million with an average annual interest rate of 3.86%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of September 28, 2008, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $80.4 million as of September 28, 2008. The Facility matures in May 2013.

5. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for stock-based awards granted after January 2, 2006 and for stock-based awards granted prior to, but not yet vested as of the Company’s adoption of SFAS No. 123(R), “Share-Based Payment.”

The impact of stock-based compensation in the consolidated statement of income for the quarter ended September 28, 2008 on income before income tax provision and net income was $1.8 million and $1.3 million, respectively, or $0.07 and $0.05 on diluted earnings per share, respectively. The impact to the consolidated statement of income for the nine months ended September 28, 2008 on income before income tax provision and net income was $5.1 million and $3.6 million, respectively, or $0.20 and $0.14 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Labor	$164	$211	$566	$631
General and administrative	1,605	1,326	4,577	4,853

Total stock-based compensation	1,769	1,537	5,143	5,484
Tax benefit	(511)	(495)	(1,579)	(1,866)

Total stock-based compensation, net of tax	$1,258	$1,042	$3,564	$3,618

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the third quarter of 2008 and 2007 was $4.74 and $5.47 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the third quarter of 2008 and 2007, respectively: (a) no dividend yield on common stock for both periods; (b) expected stock price volatility of 35.63% and 28.29%; (c) a risk-free interest rate of 2.99% and 4.47%; and (d) an expected option term of 4.0 years for both periods.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first nine months of 2008 and 2007 was $4.67 and $5.61 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first nine months of 2008 and 2007, respectively: (a) no dividend yield on common stock for both periods; (b) expected stock price volatility of 35.63% and 28.29%; (c) a risk-free interest rate of 2.72% and 4.49%; and (d) an expected option term of 4.0 years for both periods.

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

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	5,545,157	$16.37
Options granted	577,268	14.66
Options exercised	(49,776)	13.46
Options cancelled	(232,213)	18.60
Options expired	(5,514)	17.19

Outstanding at September 28, 2008	5,834,922	16.14	6.69	$2,660,983

Vested and exercisable at September 28, 2008	3,864,290	15.77

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 28, 2008 was $128,000.

A summary of the status of the Company’s nonvested options as of September 28, 2008, and changes during the nine months ended September 28, 2008, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2007	2,436,971	$5.88
Options granted	577,268	4.67
Options vested	(946,277)	5.71
Options cancelled	(97,330)	6.58

Nonvested at September 28, 2008	1,970,632	5.58

As of September 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $9.7 million, which is expected to be recognized over a weighted average period of approximately 1.3 years. As of September 28, 2008, there were 0.7 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	134,374	$20.73
Restricted shares granted	10,000	14.68
Restricted shares vested	(28,126)	21.56
Restricted shares cancelled	(9,999)	15.98

Outstanding at September 28, 2008	106,249	20.39

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of September 28, 2008, total unrecognized stock-based compensation related to nonvested restricted shares was $1.7 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

6. Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 beginning January 1, 2007.

As of June 29, 2008, the Company had $367,000 in unrecognized tax benefits. During the third quarter of 2008, the Company recorded $11,000 for liability associated with state taxes. As of September 28, 2008, the Company has $378,000 in unrecognized tax benefits, $245,000 of which would impact the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2008 and September 28, 2008, the Company accrued interest and penalties related to uncertain tax benefits of $187,000 and $202,000, respectively.

The Company estimates that unrecognized tax benefits of $12,000 related to state taxes will decrease in the next twelve months due to expiration of statute of limitations. The tax years 2003 to 2007 remain open to examination by major taxing jurisdictions.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three and nine months ended September 28, 2008 and September 30, 2007, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator for basic and diluted net income per common share	$4,960	$1,404	$13,975	$11,321

Denominator:
Denominator for basic net income per common share weighted average shares	24,603	28,591	25,572	28,974
Employee stock options	76	600	88	915

Denominator for diluted net income per common share weighted average shares	24,679	29,191	25,660	29,889

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of October 31, 2008, we own, operate, license or franchise 251 locations under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 32 states, the District of Columbia and eight foreign countries. We have 46 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. We opened our first restaurant in 1985 in Beverly Hills, California and during our 23 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts. As of September 28, 2008, we had 1) 194 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned CPK/ASAP restaurants and 3) one company-owned LA Food Show restaurant.

As of September 28, 2008, we have opened 12 full service restaurants and intend to open one LA Food Show restaurant during 2008. The majority of these new restaurants require, on average, a gross cash investment of approximately $2.8 million for inline restaurants and $3.2 million for freestanding restaurants. Tenant improvement allowances, most of which are generally associated with inline restaurants, average approximately $500,000 and are recorded as reductions to future rent over the initial lease term. In addition, pre-opening costs are expected to be approximately $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three- and nine-month periods ended September 28, 2008 and September 30, 2007 each consisted of 13 and 39 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of September 28, 2008, we had 175 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three and nine months ended September 28, 2008 and September 30, 2007 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Restaurant sales	98.2%	98.6%	98.5%	98.8%
Royalties from Kraft licensing agreement	1.1%	0.8%	0.8%	0.6%
Domestic franchise revenues	0.4%	0.4%	0.4%	0.4%
International franchise revenues	0.3%	0.2%	0.3%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	24.8%	24.4%	24.7%	24.4%
Labor (1)	36.6%	36.0%	37.2%	36.8%
Direct operating and occupancy	21.2%	19.6%	20.4%	19.6%

Cost of sales	82.6%	80.0%	82.4%	80.8%
General and administrative (2)	7.7%	7.3%	7.7%	7.8%
Depreciation and amortization	6.3%	5.8%	6.3%	5.7%
Pre-opening costs	0.6%	1.5%	0.7%	1.0%
Store closure costs	0.0%	5.2%	0.2%	2.0%

Total costs and expenses	95.7%	98.7%	95.9%	96.4%

Operating income	4.3%	1.3%	4.1%	3.6%
Other (expense) income:
Interest (expense) income, net	-0.3%	0.0%	-0.2%	0.0%

Total other (expense) income	-0.3%	0.0%	-0.2%	0.0%

Income before income tax provision	4.0%	1.3%	3.9%	3.7%
Income tax provision	1.1%	0.4%	1.2%	1.3%

Net income	2.9%	0.9%	2.7%	2.4%

(1)	Labor percentage includes approximately 10 basis points attributable to stock-based compensation in both the three and nine months ended September 28, 2008 and the three and nine months ended September 30, 2007.

(2)	General and administrative percentage includes approximately 90 basis points attributable to stock-based compensation in each of the three and nine months ended September 28, 2008, compared to 80 and 100 basis points in the three and nine months ended September 30, 2007, respectively.

The following table details the number of locations at the end of the third quarter of 2008:

	Total Units at June 29, 2008	Opened	Acquired	Closed	Total Units at September 28, 2008
Third Quarter 2008
Company-owned full service domestic	190	4	—	—	194
Company-owned ASAP domestic	9	—	—	—	9
Company-owned LA Food Show	1	—	—	—	1
Franchised domestic	17	—	—	—	17
Franchised international	22	3	—	—	25
Sports and entertainment venues	3	—	—	—	3

Total	242	7	—	—	249

Three months ended September 28, 2008 compared to the three months ended September 30, 2007

Total Revenues. Total revenues increased by $12.0 million, or 7.4%, to $174.0 million in the third quarter of 2008 from $162.0 million in the third quarter of 2007 due to an $11.2 million increase in restaurant sales and a $0.8 million increase in franchise and other revenues. The increase in restaurant sales was primarily due to the addition of 19 full service restaurants since the end of the third quarter of 2007. The 18-month comparable base restaurant sales decrease was 2.4%, driven by a 3.6% increase in pricing, 5.7% decrease in guest counts and a 0.3% decrease in menu mix. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of nine international franchises since the third quarter of 2007.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $3.3 million, or 8.4%, to $42.4 million in the third quarter of 2008 from $39.1 million in the third quarter of 2007. Food, beverage and paper supplies as a percentage of restaurant sales was 24.8% in the third quarter of 2008 compared to 24.4% in the third quarter of 2007. The increase in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to higher grocery, produce, dairy, and seafood costs partially offset by savings in bread costs.

Labor. Labor increased by $5.1 million, or 8.9%, to $62.6 million in the third quarter of 2008 from $57.5 million in the third quarter of 2007. As a percentage of restaurant sales, labor was 36.6% in the third quarter of 2008 compared to 36.0% in the third quarter of 2007. The dollar increase in labor was primarily due to increased hourly labor associated with minimum wage increases in 18 states, new store inefficiencies, higher payroll taxes and medical benefit costs.

Direct operating and occupancy. Direct operating and occupancy costs increased by $4.8 million, or 15.3%, to $36.1 million in the third quarter of 2008 from $31.3 million in the third quarter of 2007. Direct operating and occupancy costs as a percentage of restaurant sales was 21.2% in the third quarter of 2008 compared to 19.6% in the third quarter of 2007. The dollar increase in direct operating and occupancy costs was primarily due to increased rent, advertising, utility, repairs and common area maintenance expenses and higher credit card charges.

General and administrative. General and administrative costs increased by $1.5 million, or 12.7%, to $13.3 million in the third quarter of 2008 from $11.8 million in the third quarter of 2007. General and administrative costs as a percentage of total revenue increased to 7.7% in the third quarter of 2008 from 7.3% in the third quarter of 2007. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased professional services.

Depreciation and amortization. Depreciation and amortization increased by $1.6 million, or 17.0%, to $11.0 million in the third quarter of 2008 from $9.4 million in the third quarter of 2007. The increase in the third quarter of 2008 was primarily due to the addition of 19 full service restaurants since the end of the third quarter of 2007.

Pre-opening costs. Pre-opening costs decreased by $1.3 million to $1.1 million in the third quarter of 2008 from $2.4 million in the third quarter of 2007. We opened four full service restaurants in the third quarter of 2008 compared to opening six full service restaurants in the third quarter of 2007. Included in the $1.1 million pre-opening costs is $0.3 million associated with FSP 13-1, compared to $0.5 million in the third quarter of 2007.

Store closure costs. There were no store closure costs in the third quarter of 2008 compared to $8.5 million in the third quarter of 2007. Store closure costs in the third quarter of 2007 primarily related to early termination costs that included lease buyouts and construction write-offs for four CPK/ASAPs.

Interest (expense) income, net. Interest expense increased by $405,000 to $447,000 in the third quarter of 2008 from $42,000 in the third quarter of 2007. Interest expense relates to borrowings against our line of credit in the first nine months of 2008, a portion of which was capitalized for new restaurants under construction in accordance with SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”).

Income tax provision. The effective income tax rate was 28.9% for the third quarter of 2008 compared to 32.2% for the third quarter of 2007. The third quarter tax rate of 28.9% was impacted by a larger tax rate benefit from lower expected earnings for the year offset against additional liability recorded under FIN 48.

Net income. Net income increased by $3.6 million to $5.0 million in the third quarter of 2008 from $1.4 million in the third quarter of 2007. Net income as a percentage of revenues increased to 2.9% in the third quarter of 2008 from 0.9% in the prior year.

Nine Months Ended September 28, 2008 compared to the Nine Months Ended September 30, 2007

Total Revenues. Total revenues increased by $45.3 million, or 9.6%, to $515.3 million in the first nine months of 2008 from $470.0 million in the first nine months of 2007 due to a $43.3 million increase in restaurant sales and a $2.0 million increase in franchise and other revenues. The increase in restaurant sales was due to 10.0% sales growth for full service restaurants, 5.4% increase in weekly sales average for CPK/ASAP restaurants and $3.0 million in sales derived from LA Food Show. The 18-month comparable base restaurant sales decrease was 0.2%, driven by a 4.6% increase in pricing and a 4.5% decrease in guest counts and a 0.3% decrease in menu mix. The increase in franchise and other revenues was primarily due to increased royalties from Kraft’s distribution of our frozen pizza and the opening of nine international franchises since the third quarter of 2007.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $11.7 million, or 10.3%, to $125.6 million in the first nine months of 2008 from $113.9 million in the first nine months of 2007. Food, beverage and paper supplies as a percentage of restaurant sales increased to 24.7% in the first nine months of 2008 from 24.4% in the first nine months of 2007. The increase in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to higher seafood, dairy, grocery and produce costs, offset by improved management of bread costs.

Labor. Labor increased by $18.2 million, or 10.7%, to $188.8 million in the first nine months of 2008 from $170.6 million in the first nine months of 2007. As a percentage of restaurant sales, labor increased to 37.2% in the first nine months of 2008 from 36.8% in the first nine months of 2007. The increase in labor as a percentage of restaurant sales was primarily due to increased hourly labor associated with minimum wage increases in 27 states, increased management labor and higher payroll taxes and medical benefit costs.

Direct operating and occupancy. Direct operating and occupancy costs increased by $12.8 million, or 14.1%, to $103.5 million in the first nine months of 2008 from $90.7 million in the first nine months of 2007. Direct operating and occupancy costs as a percentage of restaurant sales increased to 20.4% in the first nine months of 2008 from 19.6% in the first nine months of 2007. The dollar increase in direct operating and occupancy costs was primarily due to increased rent, utility, common area maintenance and advertising expenses and higher credit card charges.

General and administrative. General and administrative costs increased by $2.6 million, or 7.1%, to $39.4 million in the first nine months of 2008 from $36.8 million in the first nine months of 2007. General and administrative costs as a percentage of total revenue decreased to 7.7% in the first nine months of 2008 from 7.8% in the first nine months of 2007. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased professional services.

Depreciation and amortization. Depreciation and amortization increased by $5.5 million, or 20.4%, to $32.5 million in the first nine months of 2008 from $27.0 million in the first nine months of 2007. The increase in the first nine months of 2008 was primarily due to the addition of 19 full service restaurants since the end of the third quarter of 2007.

Pre-opening costs. Pre-opening costs decreased by $0.9 million to $3.7 million in the first nine months of 2008 from $4.6 million in the first nine months of 2007. We opened 12 full service restaurants in the first nine months of 2008 compared to opening 10 full service restaurants and two CPK/ASAP restaurants in the first nine months of 2007. Pre-opening costs also included $0.9 million in the first nine months of 2008 related to the impact of FSP 13-1, compared to $1.2 million in the first nine months of 2007.

Store closure costs. Store closure costs decreased by $8.5 million to $0.8 million in the first nine months of 2008 from $9.3 million in the first nine months of 2007. Store closure costs in the first nine months of 2008 related to the impairment of one full service restaurant. Store closure costs in the first nine months of 2007 primarily related to early termination costs that included lease buyouts and construction write-offs for five CPK/ASAPs.

Interest (expense) income, net. Interest expense was $769,000 in the first nine months of 2008 compared to interest income of $137,000 in the first nine months of 2007. Interest expense relates to borrowings against our line of credit in the first nine months of 2008, a portion of which was capitalized for new restaurants under construction in accordance with SFAS No. 34.

Income tax provision. The effective income tax rate was 30.9% for the first nine months of 2008 compared to 34.5% for the first nine months of 2007. The decrease in the effective tax rate over the prior year results from a larger tax rate benefit from tax credits, driven by lower expected earnings before income taxes compared to the prior year due to the challenging state of the economy. In addition, the tax rate in the prior year was impacted to a greater degree by limitations on deductibility of stock based compensation, as well as estimated store closure expense for 2007.

Net income. Net income increased by $2.7 million to $14.0 million in the first nine months of 2008 from $11.3 million in the first nine months of 2007. Net income as a percentage of revenues increased to 2.7% in the first nine months of 2008 from 2.4% in the prior year.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first nine months of 2008, net cash flows provided by operating activities were $58.9 million compared to $54.6 million for the first nine months of 2007. Net cash flows provided by operating activities for the first nine months of 2008 were higher than the first nine months of 2007 primarily due to increased depreciation and a net increase in the changes in operating assets and liabilities.

Net cash flows used in investing activities for the first nine months of 2008 decreased to $43.2 million from $57.1 million for the first nine months of 2007 due to decreased capital expenditures related to new restaurants, minor remodels and capitalized maintenance.

We opened 12 new full service restaurants in the first nine months of 2008. The new full service restaurants are larger than our pre-2004 restaurants and require, on average, a higher net investment than our pre-2004 restaurants due to their increased size. However, we have seen and expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have 9 CPK/ASAP restaurants and have ceased all company-owned new development of the concept. Existing CPK/ASAP restaurants are being evaluated for conversion opportunities to full service restaurants.

Net proceeds from issuance of common stock were $1.7 million for the first nine months of 2008 compared to $4.3 million for the first nine months of 2007 and consisted of purchases under our employee stock purchase plan of $1.0 million for both nine month periods, and common stock option exercises of $0.7 million and $3.3 million, respectively.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 334,963 shares in the open market for an aggregate price of $3.7 million prior to February 1, 2008.

On February 1, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. (“Bank of America”), an unrelated third party, under which the Company repurchased the remaining $46.3 million of common stock under the August 2007 Program. On February 1, 2008, the Company made a payment of $46.3 million to Bank of America for the shares to be acquired under the ASR. The Company funded this payment from borrowings under its revolving credit facility and available cash balances. The payment was recorded as a reduction to stockholders’ equity. Through the conclusion of the program on June 19, 2008, Bank of America delivered to the Company 3,297,574 shares of common stock. The average price paid for all shares repurchased during the period of the ASR was $14.03. The average price paid for all shares under the August 2008 Program was $13.76. The Company has accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 367,019 shares in the open market for an aggregate price of $4.5 million during the third quarter of 2008.

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of September 28, 2008, the Company had borrowings outstanding under the Facility totaling $63.0 million with an average annual interest rate of 3.86%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of September 28, 2008, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $80.4 million as of September 28, 2008. The Facility matures in May 2013.

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

As of September 28, 2008, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of September 28, 2008, the Company had cash and cash equivalents of $15.6 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time the Company also has a range of approximately $3.0 million to $15.0 million in its operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Contractual Obligations

The following table summarizes our contractual obligations as of September 28, 2008 (in millions):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$280.6	$9.7	$78.5	$71.3	$121.1
Short-term borrowings	63.0	63.0	—	—	—
Purchase obligations (2)	8.9	8.9	—	—	—
FIN 48 Liability	0.4	—	0.4	—	—

	$352.9	$81.6	$78.9	$71.3	$121.1

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property, which are not included. The “Less than 1 Year” column reflects the remaining obligations for 2008; other columns reflect subsequent fiscal years.

(2)	Purchase obligations represent estimated construction commitments and exclude agreements that are cancelable without significant penalty.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of September 28, 2008, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of September 28, 2008, the Company had borrowings outstanding under the Facility totaling $63.0 million with an average annual interest rate of 3.86%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of September 28, 2008, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $80.4 million as of September 28, 2008. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of September 28, 2008. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of September 28, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $158,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 28, 2008 with no subsequent change in rates for the remainder of the period.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2008, the Company entered into a tentative settlement of all claims in action. The settlement will enable the Company to avoid lengthy, burdensome litigation as well as substantial continuing legal and other administrative expenses. The Company does not admit any liability or wrongdoing in connection with the settlement. On May 2, 2008, a judge granted preliminary approval to the class action settlement. The administration process commenced on May 12, 2008 and is expected to last approximately eleven months in total. The settlement received final approval by the court on August 15, 2008 and resulted in the dismissal of the lawsuit’s claims against the Company. Under the settlement, class members had the opportunity to submit claims pursuant to a Court approved process whereby the Company would pay an aggregate amount not to exceed $3.2 million to settle claims asserted on behalf of the class. The purported class representative alleged that there were violations of wage and hour laws related to meal and rest breaks. The Company believed that the actual number of violations, if any, were relatively low in number and this was confirmed by the relatively low number of claims filed. No further claims are being accepted by the administrator. The Company anticipates that all costs will be finalized by the fourth quarter of 2008.

The Company accrued a legal settlement reserve of $2.3 million in fiscal 2007 based on an estimate of the maximum costs that were expected to be incurred in connection with this case.

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

Descriptions of the risk factors associated with the Company are contained below and in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended December 30, 2007 required for the quarter ended September 28, 2008. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

The restaurant industry is sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for the Company’s products. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economies, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.

Furthermore, the Company could experience reduced customer traffic or limitations on the prices it can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating, general and administrative expenses, and otherwise adversely affect the financial condition and results of operations of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the third quarter of 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
06/30/08-08/03/08	367,019	$12.38	367,019	$45,455,419
08/04/08-08/31/08	—	$—	—	$—
09/01/08-09/28/08	—	$—	—	$—

Total	367,019	$12.38	367,019	$45,455,419

(1)	On July 9, 2008, the Board of Directors authorized a stock repurchase program (July 2008 Program) to acquire the Company’s common stock in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index on page 23 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2008

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