Form 10-K
period 2008-12-28
CALIFORNIA PIZZA KITCHEN, INC.
filed 2009-03-13
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2008, the last trading day of the second fiscal quarter, was approximately $201 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 12, 2009, 23,928,929 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2009 Annual Meeting of Stockholders to be held May 20, 2009.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2008 ANNUAL REPORT ON FORM 10-K

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended January 2, 2005, January 1, 2006, December 31, 2006, December 30, 2007 and December 28, 2008 are referred to as fiscal years 2004, 2005, 2006, 2007 and 2008, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2004, which was a 53-week year. All prior quarters consisted of 13 weeks except for 2004, which included a final quarter of 14 weeks.

PART I.

Item 1.    Business

Overview and Strategy

California Pizza Kitchen, Inc. (referred to herein as the “Company” or in the first person notations “we,” “our,” and “us”) is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 12, 2009, we own, license or franchise 253 locations in 32 states, the District of Columbia and 10 foreign countries, of which 205 are company-owned and 48 operate under franchise or license arrangements. During our 24 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal. Our menu focuses on imaginative toppings and showcases recipes that capture tastes and flavors that customers readily identify, but do not typically associate with pizza, pasta or salads. The menu showcases such dishes as The Original BBQ Chicken Pizza, Thai Chicken Pizza, Kung Pao Spaghetti, The Original BBQ Chicken Chopped Salad and the Waldorf Chicken Salad, as well as more recently introduced items such as the Pesto Chicken Pizza, Buffalo Chicken Pizza, Asparagus & Spinach Spaghettini, Four Cheese Ravioli, Cabo Crab Cakes and Ginger Salmon. In addition, our entire menu is trans-fat free. While we do offer traditional menu items, the success of our concept is due to our ability to interpret food trends on our platform of pizzas, pastas, salads and appetizers, and to offer items that appeal to a variety of tastes.

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

Our 253 locations include nine company-owned and operated California Pizza Kitchen ASAPs (“CPK/ASAP”). We developed the CPK/ASAP concept to cater to a fast, casual dining experience compared to our full service restaurants. We have ceased all further development of company-owned CPK/ASAPs. In 2009, the Company and its CPK/ASAP franchisee expect to begin transitioning all CPK/ASAP locations to logo branding consistent with full service restaurants.

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

Our menu is also designed to satisfy customers who seek traditional, American-style, tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom Pepperoni Sausage Pizza, the Italian Tomato & Basil Pizza, and the Sweet & Spicy Italian Sausages Pizza that combines sweet Italian sausage and grilled spicy Italian sausage, a tomato sauce base, roasted red and yellow peppers and mild onions. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese, and our Sicilian Pizza made with spicy marinara sauce, spicy Capicola ham, julienne salami and fontina, mozzarella and parmesan cheeses. Our menu similarly accommodates traditional tastes in pastas and salads, with a variety of tomato sauce-based pastas and our high-quality versions of popular salads, including the Waldorf Chicken, Classic Caesar, Thai Crunch and Original Chopped.

We have broadened our menu beyond pizza to include pastas, salads, specialty entrees, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation involved in developing our pizzas to our entire menu. Among our other signature menu items are Chicken Tequila Fettuccine, which captures Southwestern flavors in a rich tequila-lime and jalapeño cream sauce, The Original BBQ Chicken Chopped Salad, which uses both barbecue sauce and garden-herb ranch dressing, the Chinese Chicken Salad with crispy wontons, and our hearth-baked Tortilla Spring Rolls appetizers, which are sprinkled with herbs and baked in our pizza ovens. We also recently introduced two new specialty entrees to add to the three chicken entrees introduced in 2006, namely the Cabo Crab Cakes and Pan Sautéed Salmon.

All of our menu items are prepared to order in our restaurants. This reinforces our customers’ confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences.

Our menu is continuously evolving to track the increasingly discriminating and sophisticated palate of the American public. We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $6.49 to $17.79 and our average dine-in guest check is approximately $14.00, including alcoholic beverages. We offer a variety of wines by the bottle or glass, bottled and tap beers, as well as mixed drinks, primarily to complement our menu offerings in all restaurants in which we have liquor licenses.

Operations

Restaurant Management.    We currently have 33 regional directors who report to four vice presidents of operations. These vice presidents report to our Chief Operating Officer and Chief Financial Officer (“COO and CFO”), Susan M. Collyns. Each regional director oversees from five to nine restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and one to three other managers. Additionally, depending upon the size, location and sales volume of a restaurant, we may also employ another kitchen manager and/or a third manager in the dining area. Most of our full service restaurants employ approximately 60 to 80 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to service, food and beverage preparation, maintenance of facilities, quality and safety. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. Our management training program lasts for 10 weeks and is completed in one of our more than 100 certified training restaurants. Management training includes service, kitchen and overall management responsibilities, with intense focus on food preparation, the essence of the California Pizza Kitchen experience. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. After spending the first eight weeks in their certified training restaurant, new managers spend the last two weeks of training in their home restaurant, working side-by-side with the general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future growth. In addition, we have detailed written operating procedures, standards and controls, finance modules, food quality assurance systems and safety programs. We hold either general manager conferences or regional director updates during which all of our general managers receive financial information and additional training on food preparation, hospitality and other relevant topics. This same information is then communicated to all levels of management through the regional vice presidents and regional directors, ensuring that identical messages are communicated to each manager in our company.

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

Recruiting and Retention.    We seek to hire experienced managers and staff. We support our employees by offering competitive wages and benefits, including a 401(k) plan and salary deferral plan, both with a discretionary match, medical insurance for all of our employees, including eligible part-time workers, and discounts on dining. We also have an employee stock purchase plan, which expires in 2009, that allows all employees to participate who have worked for us for at least one year and who work a minimum of 20 hours per week.

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

Marketing

Our marketing strategy focuses on communicating the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention featuring our co-founders and co-CEOs, Richard Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New restaurant openings, high-profile fundraisers and media events currently serve as the focal point of our public relations and media outreach efforts.

In 2008, we had sponsorship agreements with the Los Angeles Dodgers, Los Angeles Angels of Anaheim and the Los Angeles Kings to promote California Pizza Kitchen at Dodger Stadium, Angel Stadium and STAPLES Center, respectively, and were the exclusive pizza provider at these venues. We expect to continue the arrangements with Angels Stadium and STAPLES Center in 2009.

During 2008, our public relations efforts led to coverage on a national level in numerous outlets including the New York Times, Los Angeles Times, People Magazine, Parents Magazine, The Today Show, CNBC Street Signs, CNBC Power Lunch and the Food Network. In addition, Company representatives were invited to demonstrate our creative menu items on local television programs in over 20 major markets and were written about in major daily newspapers from coast to coast.

We employ a variety of marketing techniques in connection with our new restaurant openings, including charitable fundraising events with invitations to media personalities and community leaders. In addition, we donate 100% of dine-in pizza sales from a designated day immediately following the opening to a local children’s charity. California Pizza Kitchen managers are also encouraged to host fundraising events in their restaurants with local charities.

Our involvement in the community does not end once we have opened a restaurant. In each of the markets in which we operate, we continuously engage in a variety of charitable and civic causes through ongoing in-kind donations. In 2008, we launched our third cookbook, The California Pizza Kitchen Family Cookbook. 100% of the proceeds from the sale of California Pizza Kitchen’s three cookbooks are donated to various charities. These cookbooks are sold at our restaurants, through national bookstore chains and through on-line retailers. Additionally, a portion of the proceeds from our premium frozen pizza sales sold at retail outlets are donated to local charities.

In 2008, the CPK Foundation partnered with Starlight Children’s Foundation on a national level. Over the next three years, the CPK Foundation will donate $750,000 to sponsor twenty CPKids Camps in cities across the country for Starlight children and their families. These camps will give sick children and their families recreational opportunities outside of the hospital environment. Each camp will feature fun activity booths, performers and CPK food.

During 2008, a total of approximately $1.3 million was donated to local communities and children’s charities across the U.S. and the CPK Foundation.

We conduct consumer research to monitor our customer satisfaction and we also engage, to a limited extent, in paid advertising for individual restaurant locations, including magazines, newspaper inserts, billboards and electronic and direct mail. In 2008, we launched a nationwide Thank You Card promotion, which awarded customers with free meals, discounts and various other prizes. On-going marketing efforts include business-to-business programs, CPKids programs with local schools and children’s organizations, hotel concierges and new resident programs. We utilize a variety of printed materials, including take-out and catering menus, mall employee pizza passes, take-out bag stuffers, check presenter inserts, Be Our Guest cards and electronic gift cards.

In 2008, we spent an aggregate of 1.0% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in the future.

Company-owned Restaurant Expansion Strategy and Site Selection

Our full service restaurants continue to represent the majority of our revenue growth in the near term, and our expansion strategy focuses primarily on further penetrating existing markets. As a result, we anticipate over the next several years that a majority of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

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

We developed a “new” prototype full service restaurant in fiscal 2004 and have opened 81 new or remodeled restaurants under this format. Including restaurants built beginning in 1998 and our refreshened locations, approximately 90% of our restaurant base now has a warmer ambience environment that achieves higher value scores from guests compared to our original format.

Our locations include nine CPK/ASAP restaurants that compete in the fast casual market. In 2009, the Company and its CPK/ASAP franchisee expect to begin transitioning all CPK/ASAP locations to logo branding consistent with full service restaurants. Our portfolio of restaurants also includes LA Food Show Grill & Bar (“LA Food Show”), which currently has one location in Manhattan Beach, California and one location in Beverly Hills, California.

Unit Level Economics

Typical full service prototype restaurants are approximately 5,800 square feet and have approximately 200 seats. New locations are primarily “inline” rather than “freestanding.” We are building fewer freestanding locations than previously but will continue to build freestanding locations if presented with unique opportunities. Consistent with reduced construction costs and our flexible format, costs on average are less than $2.8 million for inline restaurants. This excludes pre-opening costs, which average approximately $330,000 to $350,000 per restaurant. Full service restaurants opened in fiscal 2008 are approximately 5,500 square feet with approximately 200 seats.

Restaurant Franchise and Licensing Arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the CPK/ASAP concept in 1996. Our franchised CPK/ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. The HMSHost Corporation franchisee (“HMSHost”), operates 17 CPK/ ASAP restaurants throughout the United States, primarily in airports, and one full service airport location. MGM Mirage operates one full service restaurant in a high-profile hotel-casino in Las Vegas, Nevada.

HMSHost has preferred rights to open new CPK/ASAP restaurants in airports and in travel plazas along toll-roads in North America. However, any location proposed by HMSHost is subject to approval at our sole discretion. Once we have agreed to HMSHost’s development of a CPK/ASAP restaurant in an airport or travel plaza location, our right to license or operate a restaurant ourselves at that location is limited. In fiscal 2006, we agreed to extend our relationship with HMSHost until 2012. Upon approval of additional locations, HMSHost pays an initial franchise fee of $20,000 for each CPK/ASAP restaurant at a new location, $10,000 for each additional CPK/ASAP restaurant at an existing location, and continuing royalties at rates of 5.0% to 5.5% of gross sales. The HMSHost franchise agreement typically terminates at the same time as the HMSHost concessionaire agreement to operate at an airport or mall terminates.

As of March 12, 2009, we have six international franchisees. One international franchisee operates eight full service restaurants with four in Hong Kong, China and one each in Indonesia, Singapore, Malaysia and Shanghai, China. Another international franchisee operates seven full service restaurants in the Philippines. The third international franchisee operates two full service restaurants in Japan and one in Guam. Our fourth international franchisee operates five full service restaurants in Mexico. The fifth international franchisee operates three full service restaurants in South Korea and a sixth international franchisee operates one full service restaurant in Dubai, United Arab Emirates.

Our territorial development agreements with our international franchisees grant them the right to operate restaurants in an identified territory subject to meeting development obligations and excluding certain types of locations. Our basic franchise agreement with these franchisees generally requires payment of an initial fee of between $50,000 and $75,000 for a full service restaurant, as well as continuing royalties at a rate of 5.0% of gross revenue. Most of our franchise agreements contain a 10- or 20-year term.

Agreement with Kraft Pizza Company

In 1997, we entered into a trademark license agreement with Kraft Pizza Company (“Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada, including: The Original BBQ Recipe Chicken, Five-Cheese & Tomato, Garlic Chicken and Mushroom Pepperoni Sausage. In 2005, Kraft introduced the California Pizza Kitchen “Crispy Thin Crust” line with three popular California Pizza Kitchen pizzas: Sicilian, Margherita and White, on a Neapolitan-style crust. In 2006, Kraft expanded the California Pizza Kitchen Crispy Thin Crust line with two new pizzas, the Garlic Chicken and BBQ Recipe Chicken. In 2008, Kraft introduced a line of premium microwaveable “For One” pizzas, including the popular flavors Sicilian and BBQ Recipe Chicken. In March 2009, we launched California Pizza Kitchen Flatbread Melts in four varieties: Chicken & Bacon Club, Chicken Santa Fe, Carne Asada, and Five Cheese & Spinach. Our frozen products are currently sold in 50 states and the District of Columbia at approximately 20,000 points of distribution through select grocers.

We collect royalties based on a tiered schedule. The royalties are calculated as a percentage of Kraft’s net sales of our premium frozen products. We received $6.6 million in royalties in fiscal 2008, an increase of 40% from fiscal 2007. Kraft is also obligated to spend a percentage of net sales on advertising and promotion of California Pizza Kitchen’s licensed products.

Management Information Systems

All of our restaurants use computerized information technology systems that are designed to improve operating efficiencies, provide field and corporate management timely access to financial and marketing data, reduce restaurant and corporate administrative time and expense and facilitate an enjoyable guest experience by allowing our guests to customize menu items, food preparation and payment options as desired. Our restaurant systems include a point-of-sale system, a labor scheduling and management application and an inventory usage analysis system. In 2008, the Company made available online customer ordering via the Company website. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts, daily labor expense and inventory movement. This information drives in-store reporting and analysis systems designed to help our management teams run their restaurants efficiently and profitably. Each week, every restaurant prepares a flash profit and loss statement that is compared to other relevant measures such as budget and prior year. Additionally, the information is transmitted to the corporate office on a daily basis for use by our corporate information systems.

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

We believe these systems enable both restaurant and corporate management to adequately manage the operation and financial performance of our restaurants. Additionally, we believe the systems are scalable and flexible enough to accommodate or integrate with any technologies necessary to support new initiatives.

We are also certified as being in compliance with the Payment Card Industry Data Security Standard requirements for Level 1 merchants.

Purchasing

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and food safety and compare them to our detailed specifications. Specific, qualified manufacturers and growers are then inspected and approved for use. This process is repeated at least once a year. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing staff generally negotiates prices based on one of two formats: fixed-price contracts, generally with terms of from one month to one year, or monthly commodity pricing formulas.

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

Employees

As of December 28, 2008, we have approximately 15,100 employees, including approximately 160 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

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

Availability of Reports

Our Internet address is www.cpk.com. At this Internet website we make available, free of charge, our Code of Ethics, proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, may impact aspects of our operations. During fiscal 2008, there were no material capital expenditures for environmental control devices and no such expenditures are anticipated.

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

Item 1A.    Risk Factors

Deteriorating economic conditions and financial markets are affecting consumer spending and may harm our business and operating results.

During 2009 and possibly beyond, the U.S. and global economies may continue to suffer from a severe downturn in economic activity and remain in a recession. The restaurant industry is sensitive to such changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for the Company’s products. In addition, turmoil in the financial markets has had an adverse effect on the U.S. and world economies, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence and increase consumer spending.

In general, consumers are reducing their discretionary spending and “trading down” in many cases when deciding to spend on consumer goods and dining out. The Company could experience reduced customer traffic or limitations on the prices it can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating, general and administrative expenses, and otherwise adversely affect the financial condition and results of operations of the Company.

Our operations are susceptible to changes in food and supply costs, which could adversely affect our margins.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods twice a week at a set, flat fee per case to all of our restaurants. Our contract with our national master distributor is up for renewal in July 2011, and there can be no guarantee that we will be able to renew this contract at the same or better terms. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

Changes in consumer preferences, discretionary consumer spending or negative publicity could adversely impact our results.

Our restaurants feature pizzas, pastas, salads and appetizers in an upscale, family-friendly, casual environment. Our continued success depends, in part, upon the popularity of these foods and this style of informal dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows. Like other restaurant chains, we can also be materially adversely affected by negative publicity concerning food quality, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one or more restaurants.

Approximately 40 percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative occurrences in that state.

Together with our franchisees, we currently operate a total of 86 restaurants in California (79 are company-owned and seven are owned by franchisees). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Applicable laws or regulations could adversely affect our business, financial position and results of operations if the costs of complying with these laws or regulations prove material or if we fail to comply.

Our business is subject to extensive federal, state and local government regulation in the various jurisdictions in which our restaurants are located, including regulations relating to alcoholic beverage control, public health and safety, and food safety. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area. In addition, our failure to comply with applicable laws and regulations could subject us to fines or legal actions, and the costs of compliance with new regulations could be high, in each case potentially resulting in an adverse effect on our business, financial position or results of operations.

Changes in, or any failure to comply with, applicable labor laws or regulations could adversely affect our business, financial position and results of operations.

Various federal and state labor laws and regulations govern our operations and relationships with employees, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions. Even though we operate our facilities in strict compliance with Bureau of Citizenship and Immigration Services requirements and the requirements of certain states, some of our employees may, without our knowledge, fail to meet federal citizenship or residency requirements. This could result in a disruption in our work force, sanctions against us and adverse publicity. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants.

We are subject to complaints and litigation that could have an adverse effect on our business.

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illnesses, injuries or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect our restaurants and brand, regardless of whether the allegations are valid or whether we are liable. We are also subject to complaints or allegations from current, former or prospective employees from time to time. The restaurant industry in California has seen a rise in purported class action lawsuits in recent years, as has the Company. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations. Further, defending such claims may divert financial and management resources that would otherwise be used to benefit the future performance of our operations. We also are subject to some states’ “dram shop” statutes. These statutes generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. A settlement or judgment against us under a dram shop statute could have a material adverse effect on our operations.

Failure to maintain our credit facility could have a material adverse effect on our liquidity and financial condition.

The Company has a five-year $150.0 million revolving credit facility. The facility contains an uncommitted option to increase, subject to the satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The credit facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The availability and terms of additional financing are subject to a number of factors, some of which are beyond our control, including credit worthiness. See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for additional information concerning our credit facility. Our failure to maintain these covenants or the inability to renew the credit facility at maturity could have a material adverse effect on our future results and financial condition.

Our growth strategy requires us to open new restaurants at a measured pace. We may not be able to achieve our planned expansion due to factors outside our control, including the current economic environment.

We are pursuing a disciplined growth strategy that, to be successful, depends on our ability and the ability of our franchisees and licensees to open new restaurants and to operate these new restaurants on a profitable basis. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including: the hiring, training and retention of qualified operating personnel, especially managers; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets; and general economic conditions.

Our future revenue and earnings per share growth depends in part upon the growth of our royalty, license and franchise revenues, which are dependent on contract partners we do not control.

Our revenue and earnings per share growth from ancillary sources including license and franchise agreements are dependent, in part, upon the performance of contract partners acting independently. Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our brand, business and results of operations. The growth of our international franchise business is dependent in part upon our ability to find and attract quality franchisees. The growth of our domestic franchise business is highly dependent on air travel volume, as most of our domestic franchise locations are in located in airports. Any events or factors that disrupt business or leisure air travel, including the current recession, could adversely impact our growth. A decline in ancillary revenues would have a material adverse impact on our growth, profitability and results of operations.

Our success depends in part on our ability to locate a sufficient number of suitable new restaurant sites and to open new locations in a timely manner.

A challenge in meeting our growth objectives will be to secure an adequate supply of suitable new restaurant sites. There can be no assurance that we will be able to find and secure sufficient suitable locations for our planned expansion in any future period. Opening newly selected restaurant sites in a timely manner is, and may remain, a challenge. We have experienced, and may continue to experience, delays in opening some of our new restaurants due to delays by landlords and developers in delivery of real estate development projects in which our new sites are located. These delays occur both in the normal course of business and, more recently, due to the weak economic environment and tight credit markets and their negative impact on the commercial real estate market. Delays or failures in opening new restaurants on time could materially adversely affect our business, financial condition, operating results or cash flows.

Landlords or other tenants in the shopping centers and retail areas in which our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which in turn could negatively affect our business.

In the current economic downturn, landlords of properties in which we operate or plan to operate may become insolvent, may be unable to obtain financing, or be otherwise unable to discharge their obligations to us under their financing arrangements or our lease agreements. If our landlords fail to satisfy their obligations to us or cannot operate their businesses in the ordinary course, such failures may result in us delaying openings or terminating leases in these locations. In addition, other tenants at the properties in which we are located or have executed leases may delay their openings, fail to open or may cease operations. Decreases in total tenant occupancy in the properties in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

Our success depends on qualified and available labor, which could slow our growth.

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

Our business and growth depend on the contributions of our co-CEOs, COO/CFO and other senior executives.

The success of our business continues to be dependent on the contributions of our co-founders and co-CEOs, Richard Rosenfield and Larry Flax, our Chief Operating Officer and Chief Financial Officer, Susan Collyns and certain other senior executives of the Company. The loss of the services of the co-CEOs, COO and CFO or other senior executives could have a material adverse effect on our business and plans for future development.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

As a part of our expansion strategy, we may be opening restaurants in markets in which we have little or no operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Sales of restaurants opened in new markets may never reach expected sales and profit levels, thereby affecting our overall profitability. Although we have attempted to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

Our expansion may strain our infrastructure, which could slow our restaurant development.

We face the risk that our existing systems and procedures, restaurant management systems, financial controls, and information systems will be inadequate to support expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

A number of our employees are subject to various minimum wage requirements. The federal minimum wage is currently $6.55 and will be increased in the future. However, approximately 40% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.75 in 2006 to $7.50 per hour effective January 1, 2007 and to $8.00 per hour effective January 1, 2008. During 2008, there were 25 other states and the District of Columbia that had state minimum wage increases in addition to California. Similar increases may be implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may increase the cost of labor and reduce our profitability.

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Rising insurance costs could negatively impact profitability.

The rising cost of insurance (workers’ compensation insurance, general liability insurance, health insurance and directors and officers’ liability insurance) could have a negative impact on our profitability. We self-insure a substantial portion of our workers’ compensation and general liability costs and the occurrence of a greater amount of claims or increase in medical costs could have a negative impact on our profitability. Additionally, health insurance costs in general have risen significantly over the past few years. These increases could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

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

Current Locations

As presented in the table below, as of March 12, 2009, we own, license or franchise 253 locations in 32 states, the District of Columbia and 10 foreign countries, of which 205 are company-owned and 48 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost, which operates 17 CPK/ASAP restaurants and one full service restaurant; MGM Mirage, which operates one full service restaurant in a Las Vegas hotel-casino; and six international franchisees which currently operate a total of 27 full service restaurants in China, Dubai, Indonesia, Guam, Japan, Malaysia, Mexico, Philippines, Singapore, South Korea. We also have California Pizza Kitchen locations at two domestic sports and entertainment venues that operate seasonally.

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants	Sports and Entertainment Venues	Total Locations
Domestic
Alabama	2	—	—	—	2
Arizona	6	—	1	—	7
California	79	—	7	2	88
Colorado	6	—	—	—	6
Connecticut	3	—	—	—	3
Florida	13	—	2	—	15
Georgia	5	—	—	—	5
Hawaii	5	—	—	—	5
Illinois (2)	11	—	—	—	11
Kansas	1	—	—	—	1
Kentucky	1	—	—	—	1
Louisiana	1	—	—	—	1
Maryland	4	—	—	—	4
Massachusetts	5	—	—	—	5
Michigan	6	—	—	—	6
Minnesota	3	—	1	—	4
Missouri	5	—	2	—	7
Nebraska	1	—	—	—	1
Nevada	2	2	—	—	4
New Jersey	3	—	—	—	3
New Mexico	1	—	—	—	1
New York	7	—	—	—	7
North Carolina	3	—	3	—	6
Ohio	3	—	—	—	3

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants	Sports and Entertainment Venues	Total Locations
Oregon	2	—	—	—	2
Pennsylvania	3	—	—	—	3
Tennessee	1	—	—	—	1
Texas	10	—	—	—	10
Utah	2	—	1	—	3
Virginia	6	—	—	—	6
Washington	3	—	—	—	3
Washington, D.C	1	—	—	—	1
Wisconsin	1	—	—	—	1

International
Dubai, United Arab Emirates	—	1	—	—	1
Guam	—	1	—	—	1
Hong Kong, China	—	4	—	—	4
Indonesia	—	1	—	—	1
Japan	—	2	—	—	2
Malaysia	—	1	—	—	1
Mexico	—	5	—	—	5
Philippines	—	7	—	—	7
Shanghai, China	—	1	—	—	1
Singapore	—	1	—	—	1
South Korea	—	3	—	—	3

Totals as of March 12, 2009	205	29	17	2	253

(1)	All of our company-owned restaurants are full service, except for nine CPK/ASAP restaurants.
(2)	Includes one restaurant in the Chicago area in which a wholly-owned subsidiary is the general partner and owns approximately 70% of the total partnership interest.

Item 3.    Legal Proceedings

On March 21, 2007, a class action lawsuit was filed in the San Diego Superior Court against California Pizza Kitchen. The lawsuit was filed by a former restaurant employee who purported to represent approximately 17,000 current and former non-exempt California employees. The lawsuit alleged violations of state wage and hour laws involving meal and rest breaks, and sought an unspecified amount in damages. The amount of potential damages, if any, associated with the claim did not exceed 10% of the Company’s current assets. On March 6, 2008, the Company entered into a tentative settlement of all claims in this action. The settlement will enable the Company to avoid lengthy, burdensome litigation as well as substantial continuing legal and other administrative expenses. The Company does not admit any liability or wrongdoing in connection with the settlement. On May 2, 2008, a judge granted preliminary approval to the class action settlement. The administrative process commenced on May 12, 2008 and is expected to last approximately eleven months in total. The settlement received final approval by the court on August 15, 2008 and resulted in the dismissal of the claims under the lawsuit against the Company. Under the settlement, class members had the opportunity to submit claims pursuant to a court-approved process whereby the Company would pay an aggregate amount not to exceed $3.2 million to settle claims asserted on behalf of the class. The purported class representative alleged that there were violations of wage and hour laws related to meal and rest breaks. The Company believes that the actual number of violations, if any, were relatively low in number and this was confirmed by the relatively low number of claims filed. No further claims are being accepted by the administrator. The Company accrued a legal settlement reserve of $2.3 million in fiscal 2007 based on the best estimate of costs that were expected to be incurred in connection with this case. The Company anticipates that this matter will be finalized by the end of the first quarter of 2009.

We are also subject to certain private lawsuits (including purported class action suits), administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are found to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

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

	High	Low
Fiscal 2007:
First Quarter	$24.40	$20.67
Second Quarter	$25.23	$20.58
Third Quarter	$22.59	$17.36
Fourth Quarter	$21.00	$14.28
Fiscal 2008:
First Quarter	$16.00	$9.32
Second Quarter	$16.91	$11.67
Third Quarter	$15.92	$10.56
Fourth Quarter	$15.01	$5.24

As of March 12, 2009, there were approximately 157 holders of record of our common stock. On March 12, 2009, the last sale price reported on the Nasdaq National Market for our common stock was $11.70 per share.

Performance Graph

Set forth below is a line graph comparing the total return on an indexed basis of a $100 investment in our common stock with (a) the Nasdaq National Market Composite and (b) the S&P Smallcap Restaurant Index for the period commencing December 26, 2003 through December 26, 2008, the last trading day before our fiscal year end December 28, 2008.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/26/2003	6/25/2004	12/31/2004	7/01/2005	12/30/2005	6/30/2006
California Pizza Kitchen Inc	100.00	98.32	117.29	135.39	163.03	140.13
S&P Smallcap 600 Restaurants	100.00	104.25	123.11	132.20	126.21	126.70
NASDAQ Market Index	100.00	102.73	109.60	104.47	112.23	111.12

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/29/2006	6/29/2007	12/28/2007	6/27/2008	12/26/2008
California Pizza Kitchen Inc	169.86	164.22	117.43	90.90	74.85
S&P Smallcap 600 Restaurants	140.39	133.33	102.54	92.95	73.73
NASDAQ Market Index	123.86	133.63	136.18	117.46	80.77

Dividend Policy

We currently retain all earnings for the operation and expansion of our business. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our credit agreement, and other factors deemed relevant by our Board. In May 2008, the Company entered into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks. The Facility states that we may declare and pay cash dividends and distributions to our stockholders if we are not, as defined in the agreement, in default and that we maintain an adjusted leverage ratio of less than 3.5 to 1.

Equity Compensation Plan Information

Information about California Pizza Kitchen’s equity compensation plans at December 28, 2008 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	5,840,325	$16.09	573,336
Equity compensation plans not approved by security holders	—	—	—

Total	5,840,325	$16.09	573,336

(1)	Consists of two California Pizza Kitchen stock plans: 1998 Stock-Based Incentive Compensation Plan and 2004 Omnibus Incentive Compensation Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to Company purchases made of California Pizza Kitchen, Inc. common stock during the fourth quarter of 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
09/29/08-11/02/08	433,286	$10.56	433,286	$40,877,864
11/03/08-11/30/08	176,130	$6.01	176,130	$39,819,001
12/01/08-12/28/08	67,699	$7.48	67,699	$39,312,721

Total	677,115	$9.07	677,115	$39,312,721

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate of $50.0 million completed the August 2007 Program.

The Company entered into the ASR with Bank of America, N.A. (“Bank of America”), an unrelated third party, on February 1, 2008. The Company funded the ASR from borrowings under its revolving credit facility and available cash balances. The payment for the ASR was made in full upon execution of the agreement and was recorded as a reduction to stockholders’ equity. The program concluded on June 19, 2008. The Company accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 28, 2008 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(dollars in thousands, except per share data and operating data)

	Fiscal Year
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues:
Restaurant sales	$665,616	$624,324	$547,968	$474,738	$418,799
Royalties from Kraft licensing agreement	6,580	4,710	3,691	2,028	1,219
Domestic franchise revenues	2,757	2,460	2,138	2,083	1,865
International franchise revenues	2,121	1,390	804	750	569

Total revenues	677,074	632,884	554,601	479,599	422,452
Costs and expenses:
Food, beverage and paper supplies	165,526	153,954	135,848	118,480	103,813
Labor (1)	247,276	228,664	199,744	173,751	152,949
Direct operating and occupancy	140,367	124,476	108,558	92,827	83,054

Cost of sales	553,169	507,094	444,150	385,058	339,816
General and administrative (2)	52,378	48,391	43,320	36,298	28,794
Depreciation and amortization	40,299	37,146	29,489	25,440	23,975
Pre-opening costs	4,478	7,167	6,964	4,051	737
Loss on impairment of property and equipment	13,336	—	—	1,160	—
Store closure costs	1,033	9,269	707	152	2,700
Legal settlement costs	—	2,300	—	600	1,333

Total costs and expenses	664,693	611,367	524,630	452,759	397,355

Operating income	12,381	21,517	29,971	26,840	25,097
Other (expense) income:
Interest (expense) income, net	(1,324)	(73)	718	739	571
Other income	—	—	—	1,105	—
Equity in loss of unconsolidated joint venture	—	—	—	(22)	(143)

Total other (expense) income	(1,324)	(73)	718	1,822	428

Income before income tax provision	11,057	21,444	30,689	28,662	25,525
Income tax provision	2,395	6,660	9,689	9,172	7,709

Net income	$8,662	$14,784	$21,000	$19,490	$17,816

Net income per common share (3):
Basic	$0.34	$0.51	$0.72	$0.67	$0.62
Diluted	$0.34	$0.50	$0.70	$0.66	$0.62
Shares used in calculating net income per common share (3):
Basic	25,193	28,843	29,118	29,068	28,687
Diluted	25,211	29,609	29,818	29,607	28,900
Selected Operating Data:
Locations open at end of year	252	231	205	188	171
Company-owned restaurants open at end of year	204	193	176	157	141
Average weekly company-owned full service restaurant sales	$65,481	$67,461	$65,406	$62,383	$57,509
18-month comparable company-owned restaurant sales increase	-2.0%	3.8%	5.9%	7.5%	8.0%

	Fiscal Year
	2008	2007	2006	2005	2004
Selected Balance Sheet Data:
Cash and cash equivalents	$14,392	$10,795	$8,187	$11,272	$17,719
Marketable securities	—	—	—	11,408	26,415
Total assets	368,413	367,128	310,513	274,254	241,804
Total debt, including current portion	74,000	21,000	—	—	—
Stockholders’ equity	174,532	218,137	208,343	197,336	167,035

(1)	Labor expense for fiscal years 2008, 2007 and 2006 include approximately $722, $849 and $917 of stock-based compensation, respectively, compared to none in each of the fiscal years 2005 and 2004.
(2)	General and administrative expense for fiscal years 2008, 2007, 2006 and 2005 include approximately $6.1 million, $5.8 million, $5.0 million and $3.6 million of stock-based compensation, respectively, compared to none in fiscal year 2004.
(3)	See notes 2 and 11 of notes to audited consolidated financial statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted. The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares have been adjusted accordingly.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 12, 2009, we own, license or franchise 253 locations in 32 states, the District of Columbia and 10 foreign countries, of which 205 are company-owned and operate under the names “California Pizza Kitchen,” “California Pizza Kitchen ASAP,” and “LA Food Show” and the remaining 48 of which operate under franchise or license arrangements. During our 24 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and still remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively “put the world on a pizza.”

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

In 1998, we instituted an accelerated growth plan, focusing largely on further penetrating our existing markets. Between January 1998 and December 2003, we opened 71 company-owned, full service restaurants and three CPK/ASAP restaurants.

Following rapid expansion, the Board of Directors asked Richard Rosenfield and Larry Flax, co-founders and co-Chairmen of the Board, to reassume the responsibilities of co-CEOs. In connection with this management change, we reviewed our restaurant portfolio, as well as our operations and growth strategy, and decided to slow down our new restaurant opening schedule, emphasizing quality and profitability beginning in fiscal 2004.

We introduced our new prototype full service restaurant in fiscal 2004, which was larger than our former prototype. The new prototype is approximately 5,800 square feet, has approximately 200 indoor and outdoor seats and has been designed to create a more comfortable experience to enhance our dinner business. Costs on average are less than $2.8 million for inline restaurants, our predominant structural environment. This excludes pre-opening costs, which average approximately $330,000 to $350,000 per restaurant.

During the months following the opening of a new restaurant, customer traffic generally settles into a more normalized pattern. Additionally, our new restaurants usually require a 90- to 120-day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated pre-opening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

Our revenues are comprised of restaurant sales, license fees, domestic franchise royalties, international franchise royalties and other income. Our restaurant sales are comprised almost entirely of food and beverage sales; license fees are from our trademark license agreement with Kraft; and domestic and international franchise royalties consist of monthly royalty income and initial franchise fees.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of December 28, 2008, we had 178 company-owned restaurants that met this criterion.

Results of Operations

Operating results for fiscal years 2008, 2007 and 2006 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	2008	2007	2006
Statement of Operations Data:
Revenues:
Restaurant sales	98.3%	98.6%	98.8%
Royalties from Kraft licensing agreement	1.0	0.8	0.7
Domestic franchise revenues	0.4	0.4	0.4
International franchise revenues	0.3	0.2	0.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Food, beverage and paper supplies	24.9	24.7	24.8
Labor (1)	37.1	36.6	36.5
Direct operating and occupancy	21.1	19.9	19.8

Cost of sales	83.1	81.2	81.1
General and administrative (2)	7.7	7.6	7.8
Depreciation and amortization	6.0	5.9	5.3
Pre-opening costs	0.7	1.1	1.3
Loss on impairment of property and equipment	2.0	—	—
Store closure costs	0.2	1.5	0.1
Legal settlement costs	—	0.4	—

Total costs and expenses	98.2	96.6	94.6

Operating income	1.8	3.4	5.4
Other (expense) income:
Interest (expense) income	(0.2)	—	0.1

Total other (expense) income	(0.2)	—	0.1

Income before income tax provision	1.6	3.4	5.5
Income tax provision	0.3	1.1	1.7

Net income	1.3%	2.3%	3.8%

(1)	Labor percentage includes approximately 10, 10 and 20 basis points of stock-based compensation in fiscal years 2008, 2007 and 2006, respectively.
(2)	General and administrative percentage includes approximately 90 basis points of stock-based compensation in each of fiscal years 2008, 2007 and 2006.

2008 Compared to 2007

Total Revenues.    Total revenues increased by $44.2 million, or 7.0%, to $677.1 million in 2008 from $632.9 million in 2007 due to a $41.3 million increase in restaurant sales and a $2.9 million increase in royalties and franchise revenues. The increase in restaurant sales was due to the 12 full service restaurants and one LA Food Show restaurant that opened in 2008. The 18-month comparable base restaurant decrease was 2.0%, which was driven by a 4.3% increase in pricing, 0.4% decrease in mix and a 5.9% decrease in guest counts. Royalties from our Kraft licensing agreement for the distribution of our frozen pizza increased 40.4% to $6.6 million in 2008 from $4.7 million in 2007. Domestic franchise revenues increased 12.0% to $2.8 million in 2008 from $2.5 million in 2007 and international franchise revenues increased 50.0% to $2.1 million in 2008 from $1.4 million in 2007.

Food, beverage and paper supplies.    Food, beverage and paper supplies increased by $11.5 million, or 7.5%, to $165.5 million in 2008 from $154.0 million in 2007. Food, beverage and paper supplies as a percentage of restaurant sales increased to 24.9% in 2008 from 24.7% in the prior year. The increase as a percentage of restaurant sales was primarily due to higher grocery, dairy, and seafood costs partially offset by improved management of bread costs.

Labor.    Labor increased by $18.6 million, or 8.1%, to $247.3 million in 2008 from $228.7 million in 2007. As a percentage of restaurant sales, labor increased to 37.1% in 2008 from 36.6% in the prior year. The increase in labor as a percentage of restaurant sales was due to lower comparable sales and associated deleveraging of fixed costs, and minimum wage increases across our hourly labor base in over 25 states. Labor costs in 2008 also included $0.7 million of stock-based compensation expense compared to $0.8 million in 2007.

Direct operating and occupancy.    Direct operating and occupancy increased by $15.9 million, or 12.8%, to $140.4 million in 2008 from $124.5 million in 2007. Direct operating and occupancy as a percentage of restaurant sales increased to 21.1% in 2008 from 19.9% in the prior year. The dollar increase in direct operating and occupancy expenses was primarily due to increased rent, common area maintenance, utilities, advertising and higher credit card charges. Rent expense was increased in 2008 by $3,933 due to the inclusion of the renewal option period in the lease term for certain locations. This change, accounted for as a change in accounting estimate, requires straight-line rent and the amortization of deferred rent credits for certain stores, which were formerly calculated over 10 years, to be calculated over 15 years.

General and administrative.    General and administrative costs increased by $4.0 million, or 8.3%, to $52.4 million in 2008 from $48.4 million in 2007. General and administrative costs as a percentage of total revenue increased to 7.7% in 2008 from 7.6% in the prior year. The dollar increase in general and administrative expenses was primarily a result of additional personnel to support restaurant operations and increased professional services. The Company, along with the restaurant industry in California, has generally experienced a rise in purported plaintiff class action lawsuits in recent years related to wage and hour and other employment-related issues. Legal defense costs rose significantly in 2008 as a result of the need to defend such suits, and the Company will continue to defend itself against any and all claims. General and administrative expenses in 2008 also included $6.1 million of stock-based compensation expense compared to $5.8 million of stock-based compensation expense in 2007.

Depreciation and amortization.    Depreciation and amortization increased by $3.2 million, or 8.6%, to $40.3 million in 2008 from $37.1 million in 2007. The increase in 2008 was primarily due to the addition of 12 full service restaurants and one LA Food Show restaurant in the fiscal year. This was partially offset by a decrease in depreciation expense of $3,915 due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. We added 17 full service restaurants and one CPK/ASAP in 2007.

Pre-opening costs.    Pre-opening costs decreased by $2.7 million to $4.5 million in 2008 from $7.2 million in 2007. The decrease was primarily due to the 12 full service restaurants and one LA Food Show restaurant that opened in 2008 compared to the 17 full service restaurants and one CPK/ASAP that opened in 2007.

Loss on impairment of property and equipment.    We incurred a loss on impairment of property and equipment in 2008 of $13.3 million compared to none in 2007. The loss on impairment of property and equipment in 2008 represents the impairment charges for three CPK/ASAPs and seven full service restaurants.

Store closure costs.    We incurred store closure costs of $1.0 million in 2008 compared to $9.3 million in 2007. Store closure costs in 2008 primarily related to the closure of one full service restaurant. Store closure costs in 2007 related to early termination costs that included lease buyouts and construction write-offs for five CPK/ASAPs.

Legal settlement costs.    We had no legal settlement costs in 2008 compared to $2.3 million in 2007. The $2.3 million incurred in 2007 relates to anticipated costs associated with a meal break class-action lawsuit filed against us in March 2007.

Interest (expense) income, net.    Interest expense was $1.3 million in 2008 compared to $73,000 in 2007. Interest expense relates to borrowings against our line of credit, a portion of which is capitalized for new restaurants under construction.

Income tax provision.    The effective income tax rate was 21.7% for 2008 compared to 31.1% for 2007. The Company was impacted by a larger tax rate benefit from general business tax credits for 2008 due to lower earnings before taxes from the loss on impairment of property and equipment, partially offset by increases to the tax rate from the effects of stock-based compensation, liability related to uncertain tax positions, and activity from the Company’s corporate owned life insurance purchased in conjunction with the deferred compensation plan.

Net income.    Net income decreased by $6.1 million to $8.7 million in 2008 from $14.8 million in 2007. Net income as a percentage of revenues decreased to 1.3% in 2008 from 2.3% in 2007. The decrease as a percentage of revenues was primarily due to the $13.3 million of loss on impairment of property and equipment and related tax impact in 2008 compared to none in 2007.

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

Labor.    Labor increased by $29.0 million, or 14.5%, to $228.7 million in 2007 from $199.7 million in 2006. As a percentage of restaurant sales, labor increased to 36.6% in 2007 from 36.5% in the prior year. The increase in labor as a percentage of restaurant sales was primarily due to minimum wage increases across our hourly labor base from over 25 states. Labor costs in 2007 also included $0.8 million of stock-based compensation expense compared to $0.9 million in 2006.

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

General and administrative.    General and administrative costs increased by $5.1 million, or 11.8%, to $48.4 million in 2007 from $43.3 million in 2006. General and administrative costs as a percentage of total revenue decreased to 7.6% in 2007 from 7.8% in the prior year. The dollar increase in general and administrative expenses was primarily a result of additional compensation expense, including stock-based compensation, additional travel expenses to support restaurant operations and increased consulting fees. General and administrative expenses in 2007 also included $5.8 million of stock-based compensation expense compared to $5.0 million of stock-based compensation expense in 2006.

Depreciation and amortization.    Depreciation and amortization increased by $7.6 million, or 25.8%, to $37.1 million in 2007 from $29.5 million in 2006. The increase in 2007 was primarily due to the addition of 17 full service restaurants and one CPK/ASAP in the fiscal year. We added 16 full service restaurants and four CPK/ASAPs in 2006.

Pre-opening costs.    Pre-opening costs increased by $0.2 million to $7.2 million in 2007 from $7.0 million in 2006. The increase was primarily due to the 17 full service restaurants and one CPK/ASAP that opened in 2007 compared to the 16 full service restaurants and four CPK/ASAP restaurants that opened in 2006.

Store closure costs.    We incurred store closure costs of $9.3 million in 2007 compared to $707,000 in 2006. Store closure costs in 2007 related to early termination costs that included lease buyouts and construction write-offs for five CPK/ASAPs. Store closure costs in 2006 related to costs incurred to close one full service restaurant in the last period of 2006.

Legal settlement costs.    We incurred legal settlement costs of $2.3 million in 2007 compared to none in 2006. The $2.3 million incurred in 2007 relates to anticipated costs associated with a meal break class-action lawsuit filed against us in March 2007.

Interest (expense) income, net.    Interest expense was $73,000 in 2007 compared to interest income of $718,000 in 2006. Interest expense primarily relates to short-term borrowings against our line of credit. We did not borrow against our line of credit in fiscal 2006.

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

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs, war and weather conditions. In the past, we have experienced significant variability in pre-opening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of pre-opening costs associated with a given restaurant in the month of opening. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first three to four months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs, labor and direct operating and occupancy costs.

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

Liquidity and Capital Resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. In 2008, net cash flows provided by operating activities were $66.2 million compared to $77.2 million in 2007 and $65.5 million in 2006.

Net cash flow provided by operating activities exceeded net income for 2008 primarily due to the effects of depreciation and amortization, loss on impairment of property and equipment, non-cash compensation charges, deferred rent credits and store closure costs partially offset by net changes in net deferred tax assets.

We use working capital and borrowings from our line of credit to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities, which was related entirely to capital expenditures, was $56.6 million in 2008. Capital expenditures resulted from $39.0 million incurred on new restaurants and $17.6 million incurred on capitalized maintenance, remodeling and other costs. We opened 12 full service restaurants and one LA Food Show restaurant in 2008.

Net cash used in financing activities was $6.0 million in 2008 and resulted from stock repurchases, partially offset by borrowings from our line of credit and net proceeds from issuance of common stock. Net proceeds from issuance of common stock were $1.7 million for 2008 compared to $4.3 million for 2007 and consisted of purchases under our employee stock purchase plan of $1.0 million for both years, and common stock option exercises of $0.7 million and $3.4 million, respectively.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate of $50.0 million completed the August 2007 Program.

The Company entered into the ASR with Bank of America, N.A. (“Bank of America”), an unrelated third party, on February 1, 2008. The Company funded the ASR from borrowings under its revolving credit facility and available cash balances. The payment for the ASR was made in full upon execution of the agreement and was recorded as a reduction to stockholders’ equity. The program concluded on June 19, 2008. The Company accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program.

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of December 28, 2008, the Company had borrowings outstanding under the Facility totaling $74.0 million with an average annual interest rate of 3.76%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of December 28, 2008, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $69.4 million as of December 28, 2008. The Facility matures in May 2013. As of December 28, 2008, the Company is in compliance with all debt covenants. The Company expects to use any excess capital generated in 2009 to pay down debt.

Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant, but will slow in 2009 due to the weak macroeconomic environment. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, failure to maintain financial covenants under our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of December 28, 2008, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of December 28, 2008, the Company had cash and cash equivalents of $14.4 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time the Company also has a range of approximately $3.0 million to $15.0 million in its operating accounts with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 28, 2008, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Commitments

The following table summarizes our contractual commitments as of December 28, 2008 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$270.6	$39.5	$76.3	$63.3	$91.5
Long-term debt	74.0	—	—	74.0	—
Purchase obligations (2)	3.6	3.6	—	—	—
FIN 48 liability	2.7	0.1	2.6	—	—

	$350.9	$43.2	$78.9	$137.3	$91.5

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.
(2)	Purchase obligations represent estimated construction commitments and exclude agreements that are cancelable without significant penalty.

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

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are 5 or 10 years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease. The cost of repairs and maintenance is expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized. A reduction in the useful life of our property and equipment could increase annual depreciation expense for the related assets.

In 2008, after an evaluation and analysis of all of our leases, unit performance, relationships with landlords and a fixed asset review, we now include the renewal option period in our calculation of lease term for 132 locations as the exercise of the option period is probable and failure to exercise such option would result in an economic penalty. As such, the useful lives of certain leaseholds previously depreciated over the shorter of 20 years or the term of the related lease was extended from 10 to 15 years. To provide consistency with elements of occupancy cost calculated using the lease term, the period over which straight-line rent and the amortization of deferred rent credits is calculated was also extended. These changes were accounted for as a Change in Accounting Estimate under Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In 2008, this change resulted in a decrease in depreciation expense of $3,915,000, an increase in rent expense of $3,933,000, a decrease in operating income of $18,000 and no impact on earnings per share.

Operating Leases

All of our restaurant leases are classified as operating leases. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. We recognize rent over the lease term, which begins on the date of possession and includes the build-out period, which represents the period from construction start date through the completion of construction. Rent from the date of possession through the restaurant opening date is included as rent expense in pre-opening expenses.

Tenant improvement allowances are recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statements of cash flows.

Goodwill and Intangible Assets

Goodwill represents the residual purchase price after allocation of the purchase price of net assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives. Intangible assets primarily represent the cost of transferable liquor licenses and are deemed to have indefinite lives.

The Company tests for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment tests are performed with respect to goodwill at the reporting unit level. This approach is deemed appropriate as the goodwill component is part of a business that is managed by the same management team, applying identical metrics in evaluating performance of the goodwill related business as they do the other parts of the Company’s business and the goodwill related business has economic characteristics that are similar to the other parts of the Company’s business. The Company reviews the recoverability of goodwill based on both a discounted cash flow analysis and multiple of earnings analysis comparing the fair value of the reporting unit to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of December 28, 2008, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Long-Lived Asset Impairments and Store Closure Costs

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review process assesses the recovery of an asset based on estimated future cash flows. Management has determined that restaurants with operating cash flows of less than a defined target should be regularly monitored to determine if impairment charges should be taken. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed through internal review. Estimates of future cash flows and expected sales are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

For any properties that are planned to be closed and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using an internal, after-tax hurdle rate and net of expected sublease rental that could be reasonably obtained for the property is recognized as a liability and expensed when the criteria for SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been met. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable value. Through our internal review, we estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and our knowledge of (1) the market in which the store to be closed is located, (2) the results of our previous efforts to dispose of similar assets and (3) the current economic conditions. Specific real estate markets, the economic environment and inflation affect the actual cost of disposition for these leases and related assets.

Self-Insurance

The Company is self-insured for a significant portion of its employee workers’ compensation, general liability, automobile and health insurance obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liabilities associated with these programs are based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions and the resolution of issues arising from tax audits with various tax authorities.

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, which prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in our corporate tax return.

Restaurant, Royalty and Franchise Revenues

Revenues from the operation of company-owned restaurants are recognized when sales occur. Royalty fees from our licensing agreement with Kraft are recognized on a quarterly basis and are based on a percentage of Kraft’s sales of our premium frozen products. Royalty fees from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ revenues are earned.

Pre-opening Costs

We follow Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” which was issued by the Accounting Standards Executive Committee and provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred as a charge against operations.

Stock-Based Compensation

SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Black-Scholes valuation model is applied in determining the fair value of option awards, which is then amortized on a straight-line basis over the requisite service period.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and their potential impact are as follows:

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”), improves consistency of useful life and requires enhanced related disclosures. This Staff Position must be applied prospectively to intangible assets acquired after December 15, 2008 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, December 15, 2008. The Company will apply the principles of FSP 142-3 beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures of derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will apply the principles of SFAS No. 161 beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will apply the principles of SFAS No. 141R beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes additional accounting and reporting requirements to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will apply the principles of SFAS No. 160 beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of fiscal year 2008 and did not choose the fair value option; therefore the adoption of SFAS No. 159 did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities effective as of the beginning of fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company will apply the principles of SFAS No. 157 for non-financial assets and non-financial liabilities beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of December 28, 2008, we did not hold any marketable securities in our cash and cash equivalents or other current assets. However, we are subjected to market risk related to our investments in mutual funds and corporate owned life insurance contracts (“COLI”) used to support our deferred compensation Executive Retirement Savings Plan (“ERSP”) to the extent these investments are not equivalent to the related liability. The full impact of gains or losses in marketable securities related to the program is reflected in net income. Activity within the COLI investments is generally not subject to income tax.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of December 28, 2008, the Company had borrowings outstanding under the Facility totaling $74.0 million with an average annual interest rate of 3.76%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of December 28, 2008, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $69.4 million as of December 28, 2008. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of December 28, 2008. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of December 28, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $185,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 28, 2008 with no subsequent change in rates for the remainder of the period.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, economic factors and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of no more than one year. In addition, almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 40 through 62 of this report.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 28, 2008, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of December 28, 2008.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making our assessment of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2008.

The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited California Pizza Kitchen, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). California Pizza Kitchen, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, California Pizza Kitchen, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of California Pizza Kitchen, Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 13, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Pizza Kitchen, Inc. and Subsidiaries at December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), California Pizza Kitchen, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 13, 2009

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2008 and December 30, 2007

(in thousands, except for share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,392	$10,795
Other receivables	9,858	12,351
Inventories	5,410	5,194
Current deferred tax asset, net	5,990	7,016
Prepaid rent	33	4,289
Other prepaid expenses and other current assets	1,840	1,550

Total current assets	37,523	41,195
Property and equipment, net	295,499	297,856
Noncurrent deferred tax asset, net	20,709	13,751
Goodwill and other intangibles	9,480	8,777
Other assets	5,202	5,549

Total assets	$368,413	$367,128

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$—	$21,000
Accounts payable	12,340	20,041
Accrued compensation and benefits	19,941	19,433
Accrued rent	18,821	16,862
Deferred rent credits	3,679	5,598
Other accrued liabilities	10,779	13,357
Deferred gift card revenue	9,683	8,014
Store closure reserve	138	3,596
Accrued income tax	4,129	971

Total current liabilities	79,510	108,872
Long-term debt	74,000	—
Other liabilities	5,244	5,183
Deferred rent credits, net of current portion	35,127	34,936
Stockholders’ equity:
Common Stock—$0.01 par value, 80,000,000 shares authorized, 23,865,164 and 28,357,582 shares issued and outstanding at December 28, 2008 and December 30, 2007, respectively	239	283
Additional paid-in capital	163,815	216,038
Retained earnings	10,478	1,816

Total stockholders’ equity	174,532	218,137

Total liabilities and stockholders’ equity	$368,413	$367,128

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 28, 2008, December 30, 2007 and December 31, 2006

(dollars in thousands, except for share data)

	2008	2007	2006
Revenues:
Restaurant sales	$665,616	$624,324	$547,968
Royalties from Kraft licensing agreement	6,580	4,710	3,691
Domestic franchise revenues	2,757	2,460	2,138
International franchise revenues	2,121	1,390	804

Total revenues	677,074	632,884	554,601
Costs and expenses:
Food, beverage and paper supplies	165,526	153,954	135,848
Labor	247,276	228,664	199,744
Direct operating and occupancy	140,367	124,476	108,558

Cost of sales	553,169	507,094	444,150
General and administrative	52,378	48,391	43,320
Depreciation and amortization	40,299	37,146	29,489
Pre-opening costs	4,478	7,167	6,964
Loss on impairment of property and equipment	13,336	—	—
Store closure costs	1,033	9,269	707
Legal settlement costs	—	2,300	—

Total costs and expenses	664,693	611,367	524,630

Operating income	12,381	21,517	29,971
Other (expense) income:
Interest (expense) income, net	(1,324)	(73)	718

Total other (expense) income	(1,324)	(73)	718

Income before income tax provision	11,057	21,444	30,689
Income tax provision	2,395	6,660	9,689

Net income	$8,662	$14,784	$21,000

Net income per common share:
Basic	$0.34	$0.51	$0.72

Diluted	$0.34	$0.50	$0.70

Shares used in calculating net income per common share:
Basic	25,193	28,843	29,118

Diluted	25,211	29,609	29,818

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Comprehensive Income	Total
	Shares	Amount
Balances at January 1, 2006	29,498,533	$295	$231,061	$(34,013)	$(7)	$197,336
Exercise of employee stock options	481,516	5	6,659	—	—	6,664
Issuance of common stock, under employee stock purchase plan	65,175	—	838	—	—	838
Shares repurchased through stock repurchase program	(1,310,272)	(13)	(24,670)	—	—	(24,683)
Issuance of restricted stock	210,000	2	783	—	—	785
Compensation expense	—	—	5,478	—	—	5,478
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	918	—	—	918
Unrealized loss on marketable securities	—	—	—	—	7	7
Net income	—	—	—	21,000	—	21,000

Balances at December 31, 2006	28,944,952	289	221,067	(13,013)	—	208,343
Exercise of employee stock options	227,614	2	3,388	—	—	3,390
Issuance of common stock, under employee stock purchase plan	61,629	1	941	—	—	942
Shares repurchased through stock repurchase program	(876,613)	(9)	(16,760)	—	—	(16,769)
Issuance of restricted stock	—	—	1,607	—	—	1,607
Compensation expense	—	—	5,390	—	—	5,390
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	405	—	—	405
Cumulative effect related to the adoption of FIN 48	—	—	—	45	—	45
Net income	—	—	—	14,784	—	14,784

Balances at December 30, 2007	28,357,582	283	216,038	1,816	—	218,137
Exercise of employee stock options	49,776	1	669	—	—	670
Issuance of common stock, under employee stock purchase plan	103,933	1	986	—	—	987
Shares repurchased through stock repurchase program	(4,676,671)	(47)	(60,627)	—	—	(60,674)
Issuance of restricted stock	30,544	1	1,045	—	—	1,046
Compensation expense	—	—	6,035	—	—	6,035
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	(331)	—	—	(331)
Net income	—	—	—	8,662	—	8,662

Balances at December 28, 2008	23,865,164	$239	$163,815	$10,478	—	$174,532

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands)

	2008	2007	2006
Operating activities:
Net income	$8,662	$14,784	$21,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,299	37,146	29,489
Non-cash compensation expense	7,081	6,997	6,263
Loss on impairment of property and equipment	13,336	—	—
Tax benefit from employee stock option exercises	331	(328)	(918)
Store closure costs	1,033	6,959	7
Change in net deferred tax assets	(6,263)	(3,525)	(4,638)
Change in liquor licenses	(845)	(272)	(413)
Change in deferred rent credits	2,150	13,976	8,033
Changes in operating assets and liabilities:
Other receivables	2,493	(4,475)	(3,767)
Inventories	(216)	(449)	(969)
Amortization of deferred rent credits	(3,878)	(5,422)	(4,919)
Prepaid expenses and other assets	4,313	(2,407)	1,009
Accounts payable	(3,260)	2,275	2,719
Accrued liabilities	4,376	10,225	11,532
Other liabilities	(3,397)	1,666	1,047

Net cash provided by operating activities	66,215	77,150	65,475
Investing activities:
Capital expenditures	(56,601)	(83,433)	(63,712)
Change in marketable securities	—	—	11,415

Net cash used in investing activities	(56,601)	(83,433)	(52,297)
Financing activities:
Borrowings on line of credit	53,000	21,000	—
Net proceeds from issuance of common stock	1,657	4,332	7,502
Stock repurchase	(60,674)	(16,769)	(24,683)
Tax benefit from option exercise	—	328	918

Net cash (used in) provided by financing activities	(6,017)	8,891	(16,263)

Net increase (decrease) in cash and cash equivalents	3,597	2,608	(3,085)
Cash and cash equivalents at beginning of period	10,795	8,187	11,272

Cash and cash equivalents at end of period	14,392	10,795	8,187

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,712	$16,166	$8,381

Cash paid during the period for interest	$2,125	$266	$3

Cash paid during the period to buy out lease related to store closures	$150	$2,310	$700

Supplemental disclosure of investing activities:
Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$3,611	$7,829	$7,751

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands, except for share and per share data)

1.    Description of Business

Nature of Business

As of December 28, 2008, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 252 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 32 states and the District of Columbia, and eight foreign countries, of which 204 are company-owned and 48 operate under franchise or license arrangements.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

The following amounts were reclassified in the balance sheet:

Amount	2007 Presentation	2008 Presentation of 2007 Amounts
$7,307	Current deferred tax asset, net	Noncurrent deferred tax asset, net
869	Other prepaid expenses and other current assets	Other assets
1,805	Other accrued liabilities	Accounts payable
3,057	Other accrued liabilities	Accrued compensation and benefits
1,242	Other accrued liabilities	Accrued rent
43	Other liabilities	Other accrued liabilities
8,014	Other liabilities	Deferred gift card revenue
516	Accrued compensation and benefits	Other liabilities

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 each covered 52 weeks. For purposes of the accompanying consolidated financial statements, the years ended December 28, 2008, December 30, 2007 and December 31, 2006 may be referred to as fiscal years 2008, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses. Actual results may differ from those estimates.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at December 28, 2008 consist of money market funds.

Investments

The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. We do not hold any marketable securities as of December 28, 2008. We hold investments in mutual funds and corporate owned life insurance contracts (“COLI”) to support our deferred compensation Executive Retirement Savings Plan (“ERSP”). These securities, included in other assets on the consolidated balance sheets, are classified as trading securities and gains or losses related to the program are reflected in net income. Activity within the COLI investments is generally not subject to income tax.

Other Receivables

Receivables consist primarily of income tax receivables, royalty amounts due from Kraft Pizza Company and amounts due from third party gift card resellers, franchisees and landlords. Management believes these amounts to be collectible and historically we have not experienced any losses from uncollectible receivables.

Inventories

Inventories consist of food, beverage and paper supplies, uniforms and supplies. Inventories are accounted for at lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are 5 or 10 years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related lease. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

In 2008, after an evaluation and analysis of all of our leases, unit performance, relationships with landlords and a fixed asset review, we now include the renewal option period in our calculation of lease term for 132 locations as the exercise of the option period is probable and failure to exercise such option would result in an economic penalty. As such, the depreciable lives of certain leaseholds were extended from 10 to 15 years. To provide consistency with elements of occupancy cost calculated using the lease term, the period over which straight-line rent and the amortization of deferred rent credits is calculated was also extended. These changes were accounted for as a Change in Accounting Estimate under SFAS No. 154, “Accounting Changes and Error Corrections.” In 2008, this change resulted in a decrease in depreciation expense of $3,915, an increase in rent expense of $3,933, a decrease in operating income of $18 and no impact on earnings per share.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill represents the residual purchase price after allocation of the purchase price of net assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives. Intangible assets primarily represent the cost of transferable liquor licenses and are deemed to have indefinite lives.

The Company tests for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment tests are performed with respect to goodwill at the reporting unit level. This approach is deemed appropriate as the goodwill component is part of a business that is managed by the same management team, applying identical metrics in evaluating performance of the goodwill related business as they do the other parts of the Company’s business and the goodwill related business has economic characteristics that are similar to the other parts of the Company’s business. The Company reviews the recoverability of goodwill based on both a discounted cash flow analysis and multiple of earnings analysis comparing the fair value of the reporting unit to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of December 28, 2008, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance of a restaurant relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. In evaluating whether an asset has been impaired, the Company compares the expected undiscounted future cash flows to be generated by the asset through the end of the lease term to the asset’s carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the asset by a charge against current operations.

Self-Insurance

The Company is self-insured for a significant portion of its employee workers’ compensation, general liability, automobile and health insurance obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liabilities associated with these programs are based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Restaurant, Royalty and Franchise Revenues

Revenues from the operation of company-owned restaurants are recognized when sales occur. Royalty fees from our licensing agreement with Kraft Pizza Company (“Kraft”) are recognized on a quarterly basis and are based on a percentage of Kraft’s sales of our premium frozen products. Royalty fees from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ revenues are earned.

The Company sells gift cards and recognizes deferred revenue until the gift cards are redeemed, at which time revenue is recognized. Discounts and sales charges from distribution through third parties are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2008, 2007 and 2006 totaled $6.6 million, $5.5 million and $4.9 million, respectively.

Operating Leases

The Company accounts for rent expense for its operating leases on the straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” The Company leases restaurant and office facilities that have terms expiring between 2008 and 2023. The initial obligation period is generally 10 years. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The restaurant facilities primarily have renewal clauses of 5 to 10 years exercisable at the option of the Company.

Most lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and contingent rent provisions. The Company includes scheduled rent escalation clauses for the purposes of recognizing straight-line rent. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined, and certain other rent escalation clauses are based on the Consumer Price Index.

Rent is recognized on the straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company takes possession of the space and begins to make improvements in preparation for its intended use. The Company expenses rental costs incurred during this build-out period and classifies as pre-opening expenses. Tenant improvement allowances are recorded as deferred rent credits and amortized over the terms of the related leases as reductions to rent expense.

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

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company applies the Black-Scholes valuation model in determining the fair value of option awards, which is then amortized on the straight-line basis over the requisite service period.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable and all other current liabilities approximate their carrying values because of the short maturities of these instruments. The fair value of the Company’s debt also approximates the carrying value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, which may exceed federally insured limits; cash equivalents, which are primarily money market funds; and marketable securities, when held, which are federal agency securities, and local municipality securities. The Company places its cash, cash equivalents and marketable securities with high quality financial institutions.

The Company maintains a food distribution contract with its sole national master distributor that potentially subjects the Company to a concentration of business risk. This contract is up for renewal in July 2011. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and its impact are as follows:

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142,

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Goodwill and other Intangible Assets” (“SFAS No. 142”), improves consistency of useful life and requires enhanced related disclosures. This Staff Position must be applied prospectively to intangible assets acquired after December 15, 2008 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, December 15, 2008. The Company will apply the principles of FSP 142-3 beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures of derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will apply the principles of SFAS No. 161 beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will apply the principles of SFAS No. 141R beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes additional accounting and reporting requirements to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will apply the principles of SFAS No. 160 beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of fiscal year 2008 and did not choose the fair value option; therefore the adoption of SFAS No. 159 did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities effective as of the beginning of fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations or cash flows. The Company will apply the principles of SFAS No. 157 for non-financial assets and non-financial liabilities beginning in fiscal year 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

3.    Other Receivables

Other receivables consist of the following:

	2008	2007
Income tax receivable	$5,078	$3,472
Franchise and licensing receivables	2,758	2,041
Gift card resellers receivable	1,235	967
Landlord construction allowances	450	5,444
Delivery and other receivables	337	427

	$9,858	$12,351

4.    Property and Equipment

Property and equipment consist of the following:

	2008	2007
Land	$5,786	$5,786
Buildings	10,580	10,055
Furniture, fixtures and equipment	196,761	174,693
Leasehold improvements	342,268	315,606
Construction-in-progress	35,614	37,393

	591,009	543,533
Less accumulated depreciation and amortization	(295,510)	(245,677)

	$295,499	$297,856

On a quarterly basis, the Company reviews the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), on a restaurant-by-restaurant basis. In accordance with SFAS No. 144, the Company recognizes the impairment of certain property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows of each under-performing restaurant. The Company recorded a loss on impairment of property and equipment of $13.3 million in 2008 and no losses were recorded in 2007 or 2006. In 2008, $856 of interest was capitalized and there was no capitalized interest in 2007.

5.    Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	2008	2007
Accrued compensation	$8,552	$8,954
Accrued insurance	4,598	4,210
Accrued vacation	3,875	3,619
Accrued payroll taxes	1,801	1,523
Accrued employee benefit contributions	1,115	1,127

	$19,941	$19,433

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

	2008	2007
Accrued sales & use tax	$3,417	$3,648
Accrued utilities	1,533	1,430
Accrued interest, bank & credit card fees	1,118	940
Other accrued liabilities	4,711	7,339

	$10,779	$13,357

7.    Debt

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of December 28, 2008, the Company had borrowings outstanding under the Facility totaling $74.0 million with an average annual interest rate of 3.76%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of December 28, 2008, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $69.4 million as of December 28, 2008. The Facility matures in May 2013. As of December 28, 2008, the Company is in compliance with all debt covenants.

8.    Income Taxes

The details of the provision (benefit) for income taxes are as follows:

	2008	2007	2006
Current:
Federal	$3,223	$8,690	$12,200
State	2,561	2,042	2,118

	5,784	10,732	14,318

Deferred:
Federal	(2,192)	(3,931)	(4,427)
State	(1,197)	(141)	(202)

	(3,389)	(4,072)	(4,629)

	$2,395	$6,660	$9,689

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2	4.9	4.9
General business and tip tax credit	(31.6)	(14.2)	(7.8)
Restricted stock and ESPP	3.8	4.3	—
Deferred compensation	2.3	—	—
FIN 48	1.0	0.5	—
Other	6.0	0.6	(0.5)

	21.7%	31.1%	31.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 28, 2008 and December 30, 2007 consist of the following:

	2008	2007
Current deferred tax assets:
Insurance reserves	$1,434	$1,323
Compensation reserves	1,875	931
Other accruals	1,263	3,205
State taxes	762	821
Other, net	656	736

Subtotal current	5,990	7,016

Noncurrent deferred tax assets/(liabilities):
Asset impairment reserves	18,056	11,234
Book depreciation under tax depreciation	(15,325)	(8,124)
Accrued rent	7,152	5,532
Stock options—FAS 123R	5,036	3,169
Deferred revenue	3,274	—
Tax carryforwards	1,030	693
Other, net	1,486	1,247

Subtotal noncurrent	20,709	13,751

Net deferred tax assets	$26,699	$20,767

As of December 28, 2008, the Company has federal and state net operating loss carryforwards of $2.6 million from the acquisition of LA Food Show, which will begin to expire in 2023 for federal and 2013 for state. Utilization of the net operating losses will be subject to an annual limitation as defined under Section 382 of the Internal Revenue Code. The Company also has state credit carryforwards of $601, which will carry forward indefinitely until utilized.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”(“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 beginning

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2007. At the date of adoption, the Company had $723 in unrecognized tax benefits, $206 of which was recorded as a decrease to retained earnings for the cumulative effect of adopting FIN 48.

As of December 28, 2008 and December 30, 2007, the Company had $3.5 million and $717, respectively, of total gross unrecognized tax benefits. As of December 28, 2008 and December 30, 2007, the amount of unrecognized tax benefits (net of federal benefit for state taxes) of $356 and $466, respectively, would impact the effective tax rate if recognized.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2008	2007
Unrecognized tax benefits at beginning of period	$717	$723
Additions for tax positions of prior periods	119	—
Reductions for tax positions of prior periods	—	(52)
Additions for tax positions of current period	3,048	258
Settlements	(350)	(121)
Lapse of statute of limitations	(19)	(91)

Unrecognized tax benefits at end of period	$3,515	$717

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008 and December 30, 2007, the Company accrued interest and penalties related to uncertain tax benefits of $533 and $254, respectively.

The Company estimates that unrecognized tax benefits of $72 will decrease in the next twelve months due to completion of audits in progress or expiration of statute of limitations. The tax years 2004 to 2007 remain open to examination by major taxing jurisdictions.

9.    Stockholders’ Equity

The Company effected a three-for-two stock split on June 19, 2007 in the form of a 50% stock dividend on the Company’s common stock by issuing one additional share for every two shares held by stockholders of record as of June 11, 2007. In connection with this stock split, $97 was transferred to common stock from additional paid in capital and $1 was paid to stockholders for fractional shares. All references in the Consolidated Financial Statements to shares of common stock, weighted average number of shares, per share amounts and stock option plan data, including prior period data as appropriate, have been adjusted to reflect the stock split.

On January 15, 2008 and July 15, 2008, employees purchased 51,080 and 52,853 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533 and $454, respectively. Additionally, employees exercised options to purchase 49,776 shares of common stock during fiscal 2008, which resulted in net proceeds to the Company of $670.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 18,750 restricted shares vested for each of them in fiscal 2008.

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

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate of $50.0 million completed the August 2007 Program.

The Company entered into the ASR with Bank of America, N.A. (“Bank of America”), an unrelated third party, on February 1, 2008. The Company funded the ASR from borrowings under its revolving credit facility and available cash balances. The payment for the ASR was made in full upon execution of the agreement and was recorded as a reduction to stockholders’ equity. The program concluded on June 19, 2008. The Company accounted for this transaction in accordance with Emerging Issues Task Force (EITF) Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program.

10.    Stock-Based Compensation

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

The Company accounts for stock-based compensation under SFAS No. 123R and the impact to the Consolidated Statement of Income for the year ended December 28, 2008 on income before income tax provision and net income was $6.8 million and $4.5 million, respectively, or $0.27 and $0.18 on diluted earnings per share, respectively. The impact for the year ended December 30, 2007 on income before income tax provision and net income was $6.7 million and $4.6 million, respectively, or $0.23 and $0.16 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	2008	2007
Labor	$722	$849
General and administrative	6,058	5,838

Total stock-based compensation	6,780	6,687
Tax benefit	(2,269)	(2,067)

Total stock-based compensation, net of tax	$4,511	$4,620

Capitalized stock-based compensation (1)	$301	$310

(1)	Capitalized stock-based compensation is included in property and equipment, net on the Consolidated Balance Sheets.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in fiscal years 2008 and 2007 was $4.55 and $5.47 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for fiscal years 2008 and 2007, respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 35.63% and 28.29%, (c) a risk-free interest rate of 2.69% and 4.49%, and (d) an expected option term of 4.0 years for both years.

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

Information regarding activity for stock options under our plans is as follows:

	Shares (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,080,511	$14.98
Options granted	1,241,110	20.26
Options exercised	(481,511)	13.84
Options cancelled	(328,768)	16.76

Outstanding at December 31, 2006	5,511,342	16.16	7.93	$33,349,709

Vested and exercisable at December 31, 2006	2,525,194

Outstanding at December 31, 2006	5,511,342	$16.16
Options granted	484,475	18.93
Options exercised	(227,621)	14.90
Options cancelled	(221,539)	18.17

Outstanding at December 30, 2007	5,546,657	16.37	7.16	$2,847,510

Vested and exercisable at December 30, 2007	3,109,686	15.50

Outstanding at December 30, 2007	5,546,657	$16.37
Options granted	608,789	14.29
Options exercised	(49,776)	13.46
Options cancelled	(259,831)	18.46
Options expired	(5,514)	17.19

Outstanding at December 28, 2008	5,840,325	16.09	6.46	$72,183

Vested and exercisable at December 28, 2008	3,998,953	15.81

(1)	Adjusted for stock split effective June 19, 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 28, 2008 was $128.

A summary of the status of the Company’s nonvested options during fiscal years 2006, 2007 and 2008 is as follows:

	Nonvested Shares
	Shares (1)	Weighted Average Grant Date Fair Value (1)
Nonvested at January 1, 2006	2,839,525	$5.26
Options granted	1,241,110	7.05
Options vested	(868,855)	5.34
Options cancelled	(225,632)	6.22

Nonvested at December 31, 2006	2,986,148	$5.91
Options granted	484,475	5.62
Options vested	(856,658)	5.75
Options cancelled	(176,994)	6.25

Nonvested at December 30, 2007	2,436,971	$5.88
Options granted	608,789	4.55
Options vested	(1,091,208)	5.73
Options cancelled	(113,180)	6.44

Nonvested at December 28, 2008	1,841,372	5.50

(1)	Adjusted for stock split effective June 19, 2007.

As of December 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $8.2 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of December 28, 2008 there were 0.6 million shares of common stock available for issuance pursuant to future stock awards.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares

Information regarding activity for restricted shares under our plans is as follows:

	Shares (1)	Weighted Average Exercise Price (1)
Outstanding at January 1, 2006	—	$—
Restricted shares granted	210,000	21.56
Restricted shares vested	—	—
Restricted shares cancelled	—	—

Outstanding at December 31, 2006	210,000	$21.56
Restricted shares granted	19,998	15.98
Restricted shares vested	(95,624)	21.56
Restricted shares cancelled	—	—

Outstanding at December 30, 2007	134,374	$20.73
Restricted shares granted	10,000	14.68
Restricted shares vested	(40,833)	21.10
Restricted shares cancelled	(9,999)	15.98

Outstanding at December 28, 2008	93,542	20.43

(1)	Adjusted for stock split effective June 19, 2007.

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 28, 2008, total unrecognized stock-based compensation expense related to nonvested restricted shares was $1.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

11.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share in accordance with SFAS No. 128 for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 is as follows:

	2008	2007	2006
Numerator for basic and diluted net income per share attributable to common stockholders	$8,662	$14,784	$21,000

Denominator:
Denominator for basic net income per common share—weighted average shares	25,193	28,843	29,118
Stock option dilution	18	766	700

Denominator for diluted net income per common share—weighted average shares	25,211	29,609	29,818

No antidilutive shares were included in this computation. All shares have been adjusted for the stock split effective June 19, 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from 5 to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases amounted to $38.0 million, $31.6 million and $27.4 million for fiscal years 2008, 2007 and 2006, respectively, including contingent rental expense of $3.9 million, $4.5 million and $4.6 million for fiscal years 2008, 2007 and 2006, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

On May 7, 2008, the Company entered into a new five-year revolving credit facility with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The facility matures on May 7, 2013.

The aggregate future minimum annual lease payments under non-cancelable operating leases and the minimum payments due on the credit facility for the fiscal years succeeding December 28, 2008 are as follows:

		Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$270,611	$39,458	$38,956	$37,399	$34,048	$29,227	$91,523
Long-term debt	74,000	—	—	—	—	74,000	—

	$344,611	$39,458	$38,956	$37,399	$34,048	$103,227	$91,523

Contingencies

On March 21, 2007, a class action lawsuit was filed in the San Diego Superior Court against California Pizza Kitchen. The lawsuit was filed by a former restaurant employee who purported to represent approximately 17,000 current and former non-exempt California employees. The lawsuit alleged violations of state wage and hour laws involving meal and rest breaks, and sought an unspecified amount in damages. The amount of potential damages, if any, associated with the claim did not exceed 10% of the Company’s current assets. On March 6, 2008, the Company entered into a tentative settlement of all claims in this action. The settlement will enable the Company to avoid lengthy, burdensome litigation as well as substantial continuing legal and other administrative expenses. The Company does not admit any liability or wrongdoing in connection with the settlement. On May 2, 2008, a judge granted preliminary approval to the class action settlement. The administrative process commenced on May 12, 2008 and is expected to last approximately eleven months in total. The settlement received final approval by the court on August 15, 2008 and resulted in the dismissal of the claims under the lawsuit against the Company. Under the settlement, class members had the opportunity to submit claims pursuant to a court-approved process whereby the Company would pay an aggregate amount not to exceed $3.2 million to settle claims asserted on behalf of the class. The purported class representative alleged that there were violations of wage and hour laws related to meal and rest breaks. The Company believes that the actual number of violations, if any, were relatively low in number and this was confirmed by the relatively low number of claims filed. No further claims are being accepted by the administrator. The Company accrued a legal settlement reserve of $2.3 million in fiscal 2007 based on the best estimate of costs that were expected to be incurred in connection with this case. The Company anticipates that this matter will be finalized by the end of the first quarter of 2009.

We are also subject to certain private lawsuits (including purported class action suits), administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are found to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

13.    Employee Benefit Plans

In January 1994, the Company established a defined contribution 401(k) plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitations. The plan provides for certain discretionary contributions by the Company.

The Company has also established an Executive Retirement Savings Plan (“ERSP”). The ERSP is a non-qualified deferred compensation plan for its highly compensated employees as defined in the ERSP and who are otherwise ineligible for full participation in the 401(k) plan. The ERSP allows participating employees to defer up to 80% of the receipt of their base compensation and 100% of their eligible bonuses. The plan provides for certain discretionary matching contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a “rabbi” trust established by the Company. Funds are invested in a combination of mutual funds and corporate owned life insurance contracts (“COLI”) that are specifically designed to informally fund savings plans of this nature. The funds are considered trading securities and all gains, losses and expenses related to funds, the rabbi trust and operating the program are reflected in our Consolidated Statements of Operations. These assets are included in other assets on our Consolidated Balance Sheets and were $3.3 million at December 28, 2008 and $4.1 million at December 30, 2007. The obligation to participating employees is reflected in other liabilities and was $3.2 million at December 28, 2008 and $4.1 million at December 30, 2007.

The Company recorded matching contribution expenses of $563, $524 and $448 for fiscal 2008, 2007 and 2006, respectively for both the defined contribution 401(k) plan and ERSP. The contributions are made subsequent to each fiscal year end.

The Company also maintains an unfunded, non-qualified, noncontributory, supplemental executive retirement program (“SERP”) that provides the co-CEOs with defined supplemental retirement benefits. The post retirement benefit obligation is calculated using a discount rate of 7.0%. The Company recorded non-cash expense for the SERP of $668, $196 and $189 for fiscal years 2008, 2007 and 2006, respectively. Liabilities related to the SERP were $1,184 at December 28, 2008 and $516 at December 30, 2007 and are included in other liabilities on our Consolidated Balance Sheets.

In November 1999, the Company adopted an employee stock purchase plan (“Purchase Plan”) under Section 423 of the Internal Revenue Code of 1986, which became effective with the initial public offering in August 2000 and reserved 375,000 shares for issuance thereunder. In 2003, the Company increased the aggregate number of shares available for sale under the Purchase Plan to 750,000 shares. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during consecutive 24-month offering periods, subject to automatic reset if favorable to the employees. Each offering period is divided into four consecutive six-month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period. Non-cash compensation expenses for this plan were $295, $295 and $242 for fiscal years 2008, 2007 and 2006, respectively.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the periods ending as indicated (in thousands, except diluted net income per share):

	March 30, 2008	June 29, 2008 (a)	September 28, 2008	December 28, 2008 (b)

Quarter Ended:
Total revenues	$164,717	$176,627	$173,958	$161,771
Operating income (loss)	4,064	9,514	7,422	(8,619)
Net income (loss)	2,457	6,558	4,960	(5,312)
Diluted net income (loss) per share	$0.09	$0.26	$0.20	$(0.22)

	April 1, 2007	July 1, 2007 (c)	September 30, 2007 (d)	December 30, 2007 (e)

Quarter Ended:
Total revenues	$149,366	$158,581	$162,004	$162,933
Operating income	5,415	9,622	2,112	4,368
Net income	3,597	6,320	1,404	3,463
Diluted net income per share	$0.12	$0.21	$0.05	$0.12

(a)	Includes store closure costs of $839.
(b)	Includes loss on impairment of property and equipment of $13.3 million and store closure costs of $194.
(c)	Includes store closure costs of $768.
(d)	Includes store closure costs of $8.5 million.
(e)	Includes legal settlement costs of $2.3 million.

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

10.42(U)	Credit Agreement, dated May 7, 2008

10.43(U)	Form of Promissory Note payable to Lenders, dated May 7, 2008

10.44*	First Amendment to California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan, dated December 15, 2008

10.45*	Sixth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated December 15, 2008

10.46*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated December 31, 2008

10.47*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated December 31, 2008

10.48*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated December 31, 2008

10.49*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Rudy Sugueti, dated December 31, 2008

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.

(U)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2008	CALIFORNIA PIZZA KITCHEN, INC.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 13, 2009

/S/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 13, 2009

/S/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)	March 13, 2009

/S/ TODD B. SLAYTON Todd B. Slayton	Chief Accounting Officer, Senior Vice President of Corporate Finance and Controller (Principal Accounting Officer)	March 13, 2009

/S/ WILLIAM C. BAKER William C. Baker	Director	March 13, 2009

Signature	Title	Date

/S/ LESLIE E. BIDER Leslie E. Bider	Director	March 13, 2009

/S/ MARSHALL S. GELLER Marshall S. Geller	Director	March 13, 2009

/S/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 13, 2009

/S/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	March 13, 2009

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	Bylaws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

10.42(U)	Credit Agreement, dated May 7, 2008

10.43(U)	Form of Promissory Note payable to Lenders, dated May 7, 2008

10.44*	First Amendment to California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan, dated December 15, 2008

10.45*	Sixth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated December 15, 2008

10.46*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated December 31, 2008

10.47*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated December 31, 2008

10.48*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated December 31, 2008

10.49*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Rudy Sugueti, dated December 31, 2008

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.

(U)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.