Form 10-Q
period 2009-03-29
CALIFORNIA PIZZA KITCHEN, INC.
filed 2009-05-08
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    No  ☒

As of May 6, 2009, 24,058,611 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	March 29, 2009	December 28, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,381	$14,392
Other receivables	9,083	9,858
Inventories	5,239	5,410
Current deferred tax asset, net	5,967	5,990
Prepaid rent	90	33
Other prepaid expenses and other current assets	1,815	1,840

Total current assets	41,575	37,523
Property and equipment, net	295,716	295,499
Noncurrent deferred tax asset, net	21,268	20,709
Goodwill and other intangibles	9,444	9,480
Other assets	5,431	5,202

Total assets	$373,434	$368,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,332	$12,340
Accrued compensation and benefits	23,821	19,941
Accrued rent	19,330	18,821
Deferred rent credits	3,771	3,679
Other accrued liabilities	10,919	10,779
Deferred gift card revenue	7,736	9,683
Store closure reserve	138	138
Accrued income tax	5,783	4,129

Total current liabilities	85,830	79,510

Long-term debt	67,000	74,000
Other liabilities	5,664	5,244
Deferred rent credits, net of current portion	35,569	35,127
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 23,928,929 and 23,865,164 shares issued and outstanding at March 29, 2009 and December 28, 2008, respectively	239	239
Additional paid-in capital	166,062	163,815
Retained earnings	13,070	10,478

Total stockholders’ equity	179,371	174,532

Total liabilities and stockholders’ equity	$373,434	$368,413

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenues:
Restaurant sales	$158,728	$162,768
Royalties from Kraft licensing agreement	1,151	871
Domestic franchise revenues	623	659
International franchise revenues	566	419

Total revenues	161,068	164,717
Costs and expenses:
Food, beverage and paper supplies	37,983	39,687
Labor	61,102	62,099
Direct operating and occupancy	34,796	33,187

Cost of sales	133,881	134,973
General and administrative	12,991	13,061
Depreciation and amortization	9,353	10,951
Pre-opening costs	729	1,668

Total costs and expenses	156,954	160,653

Operating income	4,114	4,064
Interest expense, net	(309)	(501)

Income before income tax provision	3,805	3,563
Income tax provision	1,213	1,106

Net income	$2,592	$2,457

Net income per common share:
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Weighted average shares used in calculating net income per common share:
Basic	23,917	26,757

Diluted	23,923	26,817

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
Operating activities:
Net income	$2,592	$2,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,353	10,951
Non-cash compensation expense	1,766	1,696
Tax benefit from employee stock option exercises	29	31
Change in net deferred tax assets	(565)	(518)
Change in liquor licenses included in goodwill and other intangibles	—	(61)
Change in deferred rent credits	1,438	779
Changes in operating assets and liabilities:
Other receivables	775	2,334
Inventories	171	307
Amortization of deferred rent credits	(904)	(1,400)
Prepaid expenses and other assets	(261)	(136)
Accounts payable	1,523	(4,749)
Accrued liabilities	4,558	7,624
Other liabilities	420	(1,724)

Net cash provided by operating activities	20,895	17,591
Investing activities:
Capital expenditures *	(9,416)	(15,551)

Net cash used in investing activities	(9,416)	(15,551)
Financing activities:
Credit facility	(7,000)	49,000
Net proceeds from issuance of common stock	510	587
Stock repurchases	—	(49,987)

Net cash used in financing activities	(6,490)	(400)

Net increase in cash and cash equivalents	4,989	1,640
Cash and cash equivalents at beginning of period	14,392	10,795

Cash and cash equivalents at end of period	$19,381	$12,435

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$433	$236

Cash paid during the period for interest	$589	$425

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$3,729	$8,340

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 29, 2009

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 252 locations as of March 29, 2009 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.

The consolidated balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and their potential impact are as follows:

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FASB delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The company adopted FSP No. 157-2 in the first quarter of 2009 which did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will apply the principles of FSP Nos. 115-2 and 124-2 beginning in fiscal 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP Nos. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will apply the principles of FSP Nos. 107-1 and APB 28-1 beginning in fiscal 2009 and does not expect the provisions to have a material effect on its consolidated financial statements.

3. Common Stock

On January 15, 2009, employees purchased 63,765 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $510,000. There were no employee stock option exercises during the first three months ended March 29, 2009.

On January 15, 2008, employees purchased 51,080 of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533,000. Additionally, employees exercised options to purchase 4,124 shares of common stock during the first three months ended March 30, 2008, which resulted in net proceeds to the Company of $54,000.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 4,688 restricted shares vested for each of them in the first three months ended March 29, 2009.

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

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first quarter of 2009.

4. Long-term Debt and Credit Facilities

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of March 29, 2009, the Company had borrowings outstanding under the Facility totaling $67.0 million with an average annual interest rate of 1.87%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of March 29, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $76.4 million as of March 29, 2009. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of March 29, 2009. The Facility matures in May 2013.

5. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for stock-based awards granted after January 2, 2006 and for stock-based awards granted prior to, but not yet vested as of the Company’s adoption of SFAS No. 123(R), “Share-Based Payment.”

The impact of stock-based compensation in the consolidated statement of income for the quarter ended March 29, 2009 on income before income tax provision and net income was $1.7 million and $1.2 million, respectively, or $0.07 and $0.05 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Labor	$139	$210
General and administrative	1,557	1,410

Total stock-based compensation	1,696	1,620
Tax benefit	(541)	(502)

Total stock-based compensation, net of tax	$1,155	$1,118

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first quarter of 2009 and 2008 was $4.59 and $4.67 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2009 and 2008, respectively: (a) no dividend yield on common stock for both periods; (b) expected stock price volatility of 41.30% and 35.63%; (c) a risk-free interest rate of 1.81% and 2.72%; and (d) an expected option term of 5.9 and 4.0 years.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2009, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid cash dividends in the past and does not currently plan to pay any cash dividends in the future.

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 28, 2008	5,840,325	$16.09
Options granted	391,516	11.00
Options exercised	—
Options cancelled	(15,820)	16.69
Options expired	—

Outstanding at March 29, 2009	6,216,021	15.77	6.44	$2,094,823

Vested and exercisable at March 29, 2009	4,401,838	15.93

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2009. This amount changes based on the fair market value of our stock. No options were exercised during the three months ended March 29, 2009.

A summary of the status of the Company’s nonvested options as of March 29, 2009, and changes during the three months ended March 29, 2009, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2008	1,841,372	$5.50
Options granted	391,516	4.59
Options vested	(416,834)	5.71
Options cancelled	(1,871)	6.27

Nonvested at March 29, 2009	1,814,183	5.26

As of March 29, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $8.6 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. As of March 29, 2009, there were 0.2 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	93,542	$20.43
Restricted shares granted	—
Restricted shares vested	(9,376)	21.56
Restricted shares cancelled	—

Outstanding at March 29, 2009	84,166	20.30

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of March 29,2009, total unrecognized stock-based compensation related to nonvested restricted shares was $1.1 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

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

For information regarding our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions and the resolution of issues arising from tax audits with various tax authorities.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in our corporate tax return.

As of March 29, 2009, the Company had $3.5 million of total gross unrecognized tax benefits. The Company remains open to examination by federal, state, and local tax jurisdictions for tax years after 2004.

7. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three months ended March 29, 2009 and March 30, 2008, is as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Numerator for basic and diluted net income per common share	$2,592	$2,457

Denominator:
Denominator for basic net income per common share weighted average shares	23,917	26,757
Employee stock options	6	60

Denominator for diluted net income per common share weighted average shares	23,923	26,817

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2008 Annual Report on Form 10-K and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of May 6, 2009, we own, operate, license or franchise 254 locations under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 32 states, the District of Columbia and 10 foreign countries. We have 48 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. Through a licensing agreement with Kraft, California Pizza Kitchen branded frozen pizzas and flatbread melts and are available in approximately 20,000 locations in all 50 states. We opened our first restaurant in 1985 in Beverly Hills, California and during our 24 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts. As of March 29, 2009, we had 1) 194 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned CPK/ASAP restaurants and 3) two company-owned LA Food Show Grill & Bar restaurants.

As of March 29, 2009, we have opened one full service restaurant during 2009. Costs on average are less than $2.8 million for inline restaurants, our predominant structure. In addition, pre-opening costs are expected to be approximately $330,000 to $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal 2009 will have 53 weeks. The three-month periods ended March 29, 2009 and March 30, 2008 each consisted of 13 weeks. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of March 29, 2009, we had 182 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three months ended March 29, 2009 and March 30, 2008 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenues:
Restaurant sales	98.5%	98.8%
Royalties from Kraft licensing agreement	0.7%	0.5%
Domestic franchise revenues	0.4%	0.4%
International franchise revenues	0.4%	0.3%

Total revenues	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	23.9%	24.4%
Labor (1)	38.5%	38.2%
Direct operating and occupancy	21.9%	20.3%

Cost of sales	84.3%	82.9%
General and administrative (2)	8.1%	7.9%
Depreciation and amortization	5.8%	6.6%
Pre-opening costs	0.5%	1.0%

Total costs and expenses	97.4%	97.5%

Operating income	2.6%	2.5%
Interest expense, net	-0.2%	-0.3%

Income before income tax provision	2.4%	2.2%
Income tax provision	0.8%	0.7%

Net income	1.6%	1.5%

(1)	Labor percentage includes approximately 10 basis points attributable to stock-based compensation in both the three months ended March 29, 2009 and March 30, 2008.

(2)	General and administrative percentage includes approximately 100 basis points attributable to stock-based compensation in the three months ended March 29, 2009 compared to 90 basis points in the three months ended March 30, 2008.

The following table details the number of locations at the end of the first quarter of 2009:

	Total Units at December 28, 2008	Opened	Acquired	Closed	Total Units at March 29, 2009
First Quarter 2009
Company-owned full service domestic	193	1	—	—	194
Company-owned ASAP domestic	9	—	—	—	9
Company-owned LA Food Show	2	—	—	—	2
Franchised domestic	19	—	—	—	19
Franchised international	26	2	—	2	26
Sports and entertainment venues	3	—	—	1	2

Total	252	3	—	3	252

Three months ended March 29, 2009 compared to the three months ended March 30, 2008

Total Revenues. Total revenues decreased by $3.6 million, or -2.2%, to $161.1 million in the first quarter of 2009 from $164.7 million in the first quarter of 2008 due to a $4.0 million decrease in restaurant sales offset by a $0.4 million increase in Kraft royalties and franchise revenues. The decrease in restaurant sales was primarily due to the decrease in comparable restaurant sales in the first quarter of 2009. The 18-month comparable base restaurant sales decrease was 5.9% driven by a 9.0% decrease in guest counts, a 3.4% increase in pricing and a 0.3% decrease in menu mix. If the effect of off premise traffic decline is excluded, the guest count reduction improves from -9.0% to -7.9%. We believe the reduced restaurant traffic was primarily due to macro economic factors impacting the casual dining industry. While Kraft royalties and international franchise revenue increased by 32.1% and 35.1%, respectively, the decline in air travel reduced domestic franchise revenue as the majority of these locations are in airports.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $1.7 million, or -4.3%, to $38.0 million in the first quarter of 2009 from $39.7 million in the first quarter of 2008. Food, beverage and paper supplies as a percentage of restaurant sales was 23.9% in the first quarter of 2009 compared to 24.4% in the first quarter of 2008. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to decreased pricing in dairy, produce and fuel surcharges and productivity improvements associated with our initiatives to close the gap between actual and theoretical food costs.

Labor. Labor decreased by $1.0 million, or -1.6%, to $61.1 million in the first quarter of 2009 from $62.1 million in the first quarter of 2008. As a percentage of restaurant sales, labor was 38.5% in the first quarter of 2009 compared to 38.2% in the first quarter of 2008. The percentage increase in labor was primarily due to increased hourly labor associated with the federal minimum wage increase and minimum wage increases in nine states and deleveraging of fixed labor costs against lower sales in the first quarter of 2009.

Direct operating and occupancy. Direct operating and occupancy costs increased by $1.6 million, or 4.8%, to $34.8 million in the first quarter of 2009 from $33.2 million in the first quarter of 2008. Direct operating and occupancy costs as a percentage of restaurant sales was 21.9% in the first quarter of 2009 compared to 20.3% in the first quarter of 2008. The dollar increase in direct operating and occupancy costs was primarily due to increased rent resulting from the inclusion of the renewal option period in the lease period for certain locations offset by lower delivery costs, credit card fees and utility expenses.

General and administrative. General and administrative costs decreased by $0.1 million, or -0.8%, to $13.0 million in the first quarter of 2009 from $13.1 million in the first quarter of 2008. General and administrative costs as a percentage of total revenue increased to 8.1% in the first quarter of 2009 from 7.9% in the first quarter of 2008. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales partially offset by lower manager training and travel expenses.

Depreciation and amortization. Depreciation and amortization decreased by $1.6 million, or -14.5%, to $9.4 million in the first quarter of 2009 from $11.0 million in the first quarter of 2008. The decrease in depreciation expense was primarily due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. The decrease was partially offset by the addition of seven new full service restaurants opened since the first quarter of 2008.

Pre-opening costs. Pre-opening costs decreased by $1.0 million to $0.7 million in the first quarter of 2009 from $1.7 million in the first quarter of 2008. We opened one full service restaurant in the first quarter of 2009 compared to opening five full service restaurants in the first quarter of 2008. Included in the $0.7 million pre-opening costs is $0.2 million associated with FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” compared to $0.3 million in the first quarter of 2008.

Interest expense, net. Interest expense, net decreased by $192,000 to $309,000 in the first quarter of 2009 from $501,000 in the first quarter of 2008 due to lower interest rates and a slightly lower debt balance. Interest expense relates to borrowings against our line of credit in the first three months of 2009, a portion of which was capitalized for new restaurants under construction in accordance with SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”).

Income tax provision. The effective income tax rate was 31.9% for the first quarter of 2009 compared to 31.0% for the first quarter of 2008. The effective income tax rate for 2009 differed from the statutory income tax rate primarily due to FICA and wage tax credits.

Net income. Net income increased by $0.1 million to $2.6 million in the first quarter of 2009 from $2.5 million in the first quarter of 2008. Net income as a percentage of revenues increased to 1.6% in the first quarter of 2009 from 1.5% in the prior year.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first three months of 2009, net cash flows provided by operating activities were $20.9 million compared to $17.6 million for the first three months of 2008. Net cash flows provided by operating activities for the first three months of 2009 were higher than the first three months of 2008 primarily due to an increased use of cash for accounts payable and other liabilities offset by a decreased use of cash for other receivables and accrued liabilities and decreases in deprecation and amortization.

Net cash flows used in investing activities for the first three months of 2009 decreased to $9.4 million from $15.6 million for the first three months of 2008 due to decreased capital expenditures related to new restaurants, minor remodels and capitalized maintenance.

We opened one new full service restaurant in the first three months of 2009. The new full service restaurants are larger than our pre-2004 restaurants and require, on average, a higher net investment than our pre-2004 restaurants due to their increased size. However, we have seen and expect corresponding sales to be higher and to ultimately generate a higher restaurant cash flow. Pre-opening costs for each of these new full service restaurants are approximately $330,000 to $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have nine CPK/ASAP restaurants and have ceased all company-owned new development of the concept. Existing CPK/ASAP restaurants are being evaluated for conversion opportunities to full service restaurants.

Net proceeds from issuance of common stock were $0.5 million for the first three months of 2009 compared to $0.6 million for the first three months of 2008 and consisted of purchases under our employee stock purchase plan of $0.5 million for both three month periods, and common stock option exercises of $0 and $54,000, respectively.

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

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first quarter of 2009.

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of March 29, 2009, the Company had borrowings outstanding under the Facility totaling $67.0 million with an average annual interest rate of 1.87%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of March 29, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $76.4 million as of March 29, 2009. The Facility matures in May 2013. As of March 29, 2009, the Company is in compliance with all debt covenants. The Company expects to use any excess cash generated in 2009 to pay down debt.

Our capital requirements, including costs related to opening additional restaurants, have been significant but are likely to decrease over the next few years in line with the general economic environment. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non-compliance with our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of March 29, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of March 29, 2009, the Company had cash and cash equivalents of $19.4 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Contractual Obligations

The aggregate future minimum annual lease payments under non-cancelable operating leases and the minimum payments due on the credit facility for the nine months remaining in fiscal 2009 and fiscal years succeeding December 28, 2008 are as follows (in millions):

		Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$264.2	$30.0	$39.3	$37.7	$34.4	$29.5	$93.3
Long-term debt	67.0	—	—	—	—	67.0	—

	$331.2	$30.0	$39.3	$37.7	$34.4	$96.5	$93.3

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of March 29, 2009, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of March 29, 2009, the Company had borrowings outstanding under the Facility totaling $67.0 million with an average annual interest rate of 1.87%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of March 29, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $76.4 million as of March 29, 2009. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of March 29, 2009. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of March 29, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $167,500. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 29, 2009 with no subsequent change in rates for the remainder of the period.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company accrued a legal settlement reserve of $2.3 million in fiscal 2007 based on an estimate of the maximum costs that were expected to be incurred in connection with this case. As of March 29, 2009, the Company has paid out approximately $2.0 million related to this settlement and this matter is finally resolved.

We are also subject to certain private lawsuits (including purported class action lawsuits), administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

ITEM 1A.	RISK FACTORS

Descriptions of the risk factors associated with the Company are contained below and in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended December 28, 2008 required for the quarter ended March 29, 2009. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first quarter of 2009.

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

Dated: May 8, 2009

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