Form 10-Q
period 2009-06-28
CALIFORNIA PIZZA KITCHEN, INC.
filed 2009-08-07
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2009

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

As of August 5, 2009, 24,146,937 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	June 28, 2009	December 28, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,657	$14,392
Other receivables	5,806	9,858
Inventories	5,423	5,410
Current deferred tax asset, net	5,956	5,990
Prepaid rent	60	33
Other prepaid expenses and other current assets	2,467	1,840

Total current assets	33,369	37,523
Property and equipment, net	292,886	295,499
Noncurrent deferred tax asset, net	21,657	20,709
Goodwill and other intangibles	9,407	9,480
Other assets	6,124	5,202

Total assets	$363,443	$368,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,317	$12,340
Accrued compensation and benefits	20,540	19,941
Accrued rent	19,999	18,821
Deferred rent credits	3,775	3,679
Other accrued liabilities	11,670	10,779
Deferred gift card revenue	7,338	9,683
Store closure reserve	126	138
Income taxes payable	4,470	4,129

Total current liabilities	79,235	79,510

Long-term debt	50,000	74,000
Other liabilities	6,506	5,244
Deferred rent credits, net of current portion	34,619	35,127
Income taxes payable, net of current portion	4,132	—
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,071,189 and 23,865,164 shares issued and outstanding at June 28, 2009 and December 28, 2008, respectively	241	239
Additional paid-in capital	169,542	163,815
Retained earnings	19,168	10,478

Total stockholders’ equity	188,951	174,532

Total liabilities and stockholders’ equity	$363,443	$368,413

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Restaurant sales	$167,975	$173,772	$326,703	$336,540
Royalties from Kraft licensing agreement	1,773	1,526	2,924	2,397
Domestic franchise revenues	702	740	1,325	1,400
International franchise revenues	481	589	1,047	1,007

Total revenues	170,931	176,627	331,999	341,344
Costs and expenses:
Food, beverage and paper supplies	40,102	43,468	78,085	83,155
Labor	62,577	64,177	123,679	126,276
Direct operating and occupancy	36,017	34,124	70,813	67,311

Cost of sales	138,696	141,769	272,577	276,742
General and administrative	13,117	13,066	26,108	26,126
Depreciation and amortization	9,313	10,481	18,666	21,432
Pre-opening costs	972	958	1,701	2,626
Store closure costs	—	839	—	839

Total costs and expenses	162,098	167,113	319,052	327,765

Operating income	8,833	9,514	12,947	13,579
Interest (expense) income, net	(188)	179	(497)	(322)

Income before income tax provision	8,645	9,693	12,450	13,257
Income tax provision	2,547	3,135	3,760	4,242

Net income	$6,098	$6,558	$8,690	$9,015

Net income per common share:
Basic	$0.25	$0.26	$0.36	$0.35

Diluted	$0.25	$0.26	$0.36	$0.34

Weighted average shares used in calculating net income per common share:
Basic	24,029	25,308	23,942	26,037

Diluted	24,152	25,436	23,967	26,132

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	June 28, 2009	June 29, 2008
Operating activities:
Net income	$8,690	$9,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,666	21,432
Non-cash compensation expense	3,514	3,531
Tax benefit from employee stock option exercises	5	211
Store closure costs	—	839
Change in net deferred tax assets	(919)	(603)
Change in liquor licenses included in goodwill and other intangibles	2	(743)
Change in deferred rent credits	1,457	1,267
Changes in operating assets and liabilities:
Other receivables	4,052	4,660
Inventories	(13)	(116)
Amortization of deferred rent credits	(1,869)	(2,837)
Prepaid expenses and other assets	(1,576)	(1,826)
Accounts payable	599	(5,086)
Accrued liabilities	5,279	8,168
Other liabilities	1,250	(4,646)

Net cash provided by operating activities	39,137	33,266
Investing activities:
Capital expenditures *	(18,092)	(27,348)

Net cash used in investing activities	(18,092)	(27,348)
Financing activities:
Borrowings on credit facility	10,000	119,000
Repayments on credit facility	(34,000)	(78,000)
Net proceeds from issuance of common stock	2,220	1,195
Stock repurchases	—	(49,987)

Net cash used in financing activities	(21,780)	(7,792)

Net decrease in cash and cash equivalents	(735)	(1,874)
Cash and cash equivalents at beginning of period	14,392	10,795

Cash and cash equivalents at end of period	$13,657	$8,921

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$740	$1,027

Cash paid during the period for interest	$876	$1,114

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$1,501	$7,893

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 28, 2009

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 255 locations as of June 28, 2009 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.

The consolidated balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in accordance with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Subsequent events have been evaluated through August 7, 2009, the date the financial statements are considered issued.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued several new accounting standards. The statements relevant to the Company’s line of business and the potential impact are as follows:

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification ™ will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. The Company believes that adoption of this Statement will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement improves financial reporting by enterprises involved with variable interest entities. The Statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The effective date for SFAS No. 167 is the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement becomes effective for interim or annual financial periods ending after June 15, 2009. The Company believes that adoption of this Statement did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Nos. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this Statement did not have a material effect on its consolidated financial statements.

3. Common Stock

On January 15, 2009, employees purchased 63,765 shares of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $510,000. Additionally, employees exercised options to purchase 132,999 shares of common stock during the first six months ended June 28, 2009, which resulted in net proceeds to the Company of $1,710,000.

On May 20, 2009, 3,852 shares of restricted tock were granted to each member of the Company’s Board of Directors. The restricted shares vest annually over a three-year period.

On January 15, 2008, employees purchased 51,080 of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533,000. Additionally, employees exercised options to purchase 49,218 shares of common stock during the first six months ended June 29, 2008, which resulted in net proceeds to the Company of $662,000.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 9,375 restricted shares vested for each of them in the first six months ended June 28, 2009.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement. This aggregate purchase of $50.0 million completed the August 2007 Program.

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first six months of 2009.

4. Long-term Debt and Credit Facilities

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of June 28, 2009, the Company had borrowings outstanding under the Facility totaling $50.0 million with an average annual interest rate of 1.78%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of June 28, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $93.4 million as of June 28, 2009. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of June 28, 2009. The Facility matures in May 2013.

5. Fair Value Measurement

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to their short durations. All borrowings are included in long-term debt and are generally LIBOR contracts which mature every 30 days.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit asset or liabilities to be measured at fair value.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•

Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

•

Level 3: Defined as pricing inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

We do not hold any marketable securities as of June 28, 2009. We hold investments in mutual funds and corporate owned life insurance contracts (“COLI”) to support our deferred compensation Executive Retirement Savings Plan. These securities, included in other assets on the consolidated balance sheets, are classified as trading securities and gains or losses related to the program are reflected in net income.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at June 28, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation mutual funds	$—	$294	$—
Deferred compensation COLI	—	3,871	—

Balance at June 28, 2009	$—	$4,165	$—

6. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for stock-based awards granted after January 2, 2006 and for stock-based awards granted prior to, but not yet vested as of the Company’s adoption of SFAS No. 123(R), “Share-Based Payment.”

The impact of stock-based compensation in the consolidated statement of income for the quarter ended June 28, 2009 on income before income tax provision and net income was $1.9 million and $1.3 million, respectively, or $0.08 and $0.05 on diluted earnings per share, respectively. The impact of stock-based compensation in the consolidated statement of income for the six months ended June 28, 2009 on income before income tax provision and net income was $3.5 million and $2.5 million, respectively, or $0.15 and $0.10 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Labor	$120	$191	$259	$401
General and administrative	1,732	1,562	3,289	2,972

Total stock-based compensation	1,852	1,753	3,548	3,373
Tax benefit	(546)	(566)	(1,087)	(1,068)

Total stock-based compensation, net of tax	$1,306	$1,187	$2,461	$2,305

No options were issued in each of the second quarters of 2009 and 2008.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first six months of 2009 and 2008 was $4.59 and $4.67 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first six months of 2009 and 2008, respectively: (a) no dividend yield on common stock for both periods; (b) expected stock price volatility of 41.30% and 35.63%; (c) a risk-free interest rate of 1.81% and 2.72%; and (d) an expected option term of 5.9 and 4.0 years.

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

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 28, 2008	5,840,325	$16.09
Options granted	391,516	11.00
Options exercised	(132,999)	12.85
Options cancelled	(29,198)	15.96

Outstanding at June 28, 2009	6,069,644	15.83	6.23	$1,626,682

Vested and exercisable at June 28, 2009	4,373,511	16.02

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 28, 2009 was $0.5 million.

A summary of the status of the Company’s nonvested options as of June 28, 2009, and changes during the six months ended June 28, 2009, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2008	1,841,372	$5.50
Options granted	391,516	4.59
Options vested	(525,678)	5.66
Options cancelled	(11,077)	5.35

Nonvested at June 28,2009	1,696,133	5.24

As of June 28, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $7.2 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 28, 2009, there were 0.2 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	93,542	$20.43
Restricted shares granted	19,260	12.98
Restricted shares vested	(18,750)	21.56
Restricted shares cancelled	—

Outstanding at June 28, 2009	94,052	18.68

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of June 28, 2009, total unrecognized stock-based compensation related to nonvested restricted shares was $1.1 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

7. Income Taxes

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing these deferred tax assets principally depends upon achieving projected future taxable income. The Company may change judgments regarding future profitability due to future market conditions and other factors. Based on the historical taxable income and projections of future taxable income over the periods the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company may adjust the deferred tax asset balances if judgments change.

The effective income tax rate was 30.2% for the first sixth months of 2009 compared to 32.0% for the first six months of 2008. The effective income tax rate for the first six months of 2008 was higher compared to 2009 as a result of discrete items during the second quarter of 2008 related to tax audits settled and an adjustment to deferred taxes, which did not impact 2009.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in the Company’s corporate tax return.

As of June 28, 2009 and March 29, 2009, the Company had $3.5 million of total gross unrecognized tax benefits. The Company remains open to examination by federal, state, and local tax jurisdictions for tax years after 2004.

8. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with SFAS No. 128, “Earnings Per Share,” for the three- and six- months ended June 28, 2009 and June 29, 2008, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator for basic and diluted net income per common share	$6,098	$6,558	$8,690	$9,015

Denominator:
Denominator for basic net income per common share weighted average shares	24,029	25,308	23,942	26,037
Employee stock options	123	128	25	95

Denominator for diluted net income per common share weighted average shares	24,152	25,436	23,967	26,132

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of August 5, 2009, we own, operate, license or franchise 254 locations under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 32 states, the District of Columbia and 10 foreign countries. We have 46 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. Through a licensing agreement with Kraft, California Pizza Kitchen branded frozen pizzas and flatbread melts are available in approximately 20,000 locations in all 50 states. We opened our first restaurant in 1985 in Beverly Hills, California and during our 24 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts. As of June 28, 2009, we had: 1) 197 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned CPK/ASAP restaurants and 3) two company-owned LA Food Show Grill & Bar restaurants.

As of June 28, 2009, we have opened four full service restaurants during 2009. Costs on average are less than $2.8 million for inline restaurants, our predominant structure. In addition, pre-opening costs are expected to be approximately $330,000 to $350,000 per new full service restaurant, including the impact of Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal 2009 will have 53 weeks. The three- and six- month periods ended June 28, 2009 and June 29, 2008 each consisted of 13 and 26 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of June 28, 2009, we had 190 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three- and six- months ended June 28, 2009 and June 29, 2008 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Restaurant sales	98.3%	98.4%	98.4%	98.6%
Royalties from Kraft licensing agreement	1.0%	0.9%	0.9%	0.7%
Domestic franchise revenues	0.4%	0.4%	0.4%	0.4%
International franchise revenues	0.3%	0.3%	0.3%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	23.9%	25.0%	23.9%	24.7%
Labor (1)	37.3%	36.9%	37.9%	37.5%
Direct operating and occupancy	21.4%	19.6%	21.7%	20.0%

Cost of sales	82.6%	81.6%	83.5%	82.2%
General and administrative (2)	7.7%	7.4%	7.9%	7.7%
Depreciation and amortization	5.4%	5.9%	5.6%	6.3%
Pre-opening costs	0.6%	0.5%	0.5%	0.8%
Store closure costs	0.0%	0.5%	0.0%	0.2%

Total costs and expenses	94.8%	94.6%	96.1%	96.0%

Operating income	5.2%	5.4%	3.9%	4.0%
Interest income (expense), net	(0.1)%	0.1%	(0.1)%	(0.1)%

Income before income tax provision	5.1%	5.5%	3.8%	3.9%
Income tax provision	1.5%	1.8%	1.1%	1.3%

Net income	3.6%	3.7%	2.7%	2.6%

(1)	Labor percentage includes approximately 10 basis points attributable to stock-based compensation in both the three and six months ended June 28, 2009 and June 29, 2008.

(2)	General and administrative percentage includes approximately 100 basis points attributable to stock-based compensation in each of the three and six months ended June 28, 2009 compared to 90 basis points in each of the three and six months ended June 29, 2008.

The following table details the number of locations at the end of the second quarter of 2009:

	Total Units at March 29, 2009	Opened	Acquired	Closed	Total Units at June 28, 2009
Second Quarter 2009
Company-owned full service domestic	194	3	—	—	197
Company-owned ASAP domestic	9	—	—	—	9
Company-owned LA Food Show	2	—	—	—	2
Franchised domestic	19	—	—	1	18
Franchised international	26	1	—	—	27
Sports and entertainment venues	2	—	—	—	2

Total	252	4	—	1	255

Three months ended June 28, 2009 compared to the three months ended June 29, 2008

Total Revenues. Total revenues decreased by $5.7 million, or -3.2%, to $170.9 million in the second quarter of 2009 from $176.6 million in the second quarter of 2008 due to a $5.8 million decrease in restaurant sales partially offset by a $0.1 million net increase in Kraft royalties and franchise revenues. The decrease in restaurant sales was primarily due to the decrease in comparable restaurant sales in the second quarter of 2009. The 18-month comparable base full service restaurant sales decrease was 6.5%. We believe the reduced restaurant traffic was primarily due to macro economic factors impacting the casual dining industry. While Kraft royalties increased by 16.2%, domestic franchise revenues from reduced airport traffic declined 5.1%. In addition, international franchise revenues declined 18.3% since one international location was opened in the second quarter of 2009 compared to three in the second quarter of 2008.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $3.4 million, or -7.8%, to $40.1 million in the second quarter of 2009 from $43.5 million in the second quarter of 2008. Food, beverage and paper supplies as a percentage of restaurant sales was 23.9% in the second quarter of 2009 compared to 25.0% in the second quarter of 2008. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to decreased pricing in dairy, produce, grocery, fuel surcharges and productivity improvements between actual and theoretical food costs.

Labor. Labor decreased by $1.6 million, or -2.5%, to $62.6 million in the second quarter of 2009 from $64.2 million in the second quarter of 2008. As a percentage of restaurant sales, labor was 37.3% in the second quarter of 2009 compared to 36.9% in the second quarter of 2008. The percentage increase in labor was primarily due to increased management labor and employee benefits and deleveraging of fixed labor costs against lower sales in the second quarter of 2009.

Direct operating and occupancy. Direct operating and occupancy costs increased by $1.9 million, or 5.6%, to $36.0 million in the second quarter of 2009 from $34.1 million in the second quarter of 2008. Direct operating and occupancy costs as a percentage of restaurant sales was 21.4% in the second quarter of 2009 compared to 19.6% in the second quarter of 2008. The dollar increase in direct operating and occupancy costs was primarily due to increased rent resulting from the inclusion of the renewal option period in the lease period for certain locations offset by lower utility expenses and delivery costs.

General and administrative. General and administrative costs were $13.1 million in both the second quarter of 2009 and 2008. General and administrative costs as a percentage of total revenue increased to 7.7% in the second quarter of 2009 from 7.4% in the second quarter of 2008. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales and increased stock-based compensation expense partially offset by lower manager training and travel expenses.

Depreciation and amortization. Depreciation and amortization decreased by $1.2 million, or -11.4%, to $9.3 million in the second quarter of 2009 from $10.5 million in the second quarter of 2008. The decrease in depreciation expense was primarily due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. The decrease was partially offset by the addition of eight new full service restaurants opened since the second quarter of 2008.

Pre-opening costs. Pre-opening costs were $1.0 million in both the second quarter of 2009 and 2008. We opened three full service restaurants in both the second quarter of 2009 and second quarter of 2008. Included in the $1.0 million pre-opening costs is $0.1 million associated with FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” compared to $0.3 million in the second quarter of 2008.

Store closure costs. There were no store closure costs in the second quarter of 2009 compared to $839,000 in the second quarter of 2008. Store closure costs in the second quarter of 2008 related to the impairment of one restaurant.

Interest (expense) income, net. Interest expense, net was $188,000 in the second quarter of 2009 compared to interest income, net of $179,000 in the second quarter of 2008. Interest expense relates to borrowings against our line of credit in the second quarter of 2009, partially offset by the portion capitalized for new restaurants under construction in accordance with SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”). Capitalized interest was higher in the second quarter of 2008 compared to the second quarter of 2009 due to a greater number of stores under construction.

Income tax provision. The effective income tax rate was 29.5% for the second quarter of 2009 compared to 32.3% for the second quarter of 2008. The effective income tax rate for 2009 differed from the statutory income tax rate primarily due to FICA and wage tax credits.

Net income. Net income decreased by $0.5 million to $6.1 million in the second quarter of 2009 from $6.6 million in the second quarter of 2008. Net income as a percentage of revenues decreased to 3.6% in the second quarter of 2009 from 3.7% in the prior year.

Six months ended June 28, 2009 compared to the six months ended June 29, 2008

Total Revenues. Total revenues decreased by $9.3 million, or -2.7%, to $332.0 million in the first six months of 2009 from $341.3 million in the first six months of 2008 due to a $9.8 million decrease in restaurant sales partially offset by a $0.5 million net increase in Kraft royalties and franchise revenues. The decrease in restaurant sales was primarily due to the decrease in comparable restaurant sales in the first six months of 2009. The 18-month comparable base full service restaurant sales decrease was 6.3%. We believe the reduced restaurant traffic was primarily due to macro economic factors impacting the casual dining industry. While Kraft royalties increased by 22.0%, domestic franchise revenues from reduced airport traffic declined 5.4%. In addition, three international locations were opened in the first six months of 2009 compared to four locations in the first six months of 2008.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $5.1 million, or -6.1%, to $78.1 million in the first six months of 2009 from $83.2 million in the first six months of 2008. Food, beverage and paper supplies as a percentage of restaurant sales was 23.9% in the first six months of 2009 compared to 24.7% in the first six months of 2008. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to decreased pricing in dairy, produce and fuel surcharges and productivity improvements associated with our initiatives to close the gap between actual and theoretical food costs.

Labor. Labor decreased by $2.6 million, or -2.1%, to $123.7 million in the first six months of 2009 from $126.3 million in the first six months of 2008. As a percentage of restaurant sales, labor was 37.9% in the first six months of 2009 compared to 37.5% in the first six months of 2008. The percentage increase in labor was primarily due to increased management labor and employee benefits and deleveraging of fixed labor costs against lower sales in the first six months of 2009.

Direct operating and occupancy. Direct operating and occupancy costs increased by $3.5 million, or 5.2%, to $70.8 million in the first six months of 2009 from $67.3 million in the first six months of 2008. Direct operating and occupancy costs as a percentage of restaurant sales was 21.7% in the first six months of 2009 compared to 20.0% in the first six months of 2008. The dollar increase in direct operating and occupancy costs was primarily due to increased rent resulting from the inclusion of the renewal option period in the lease period for certain locations offset by lower utility expenses and delivery costs.

General and administrative. General and administrative costs were $26.1 million in both the first six months of 2009 and 2008. General and administrative costs as a percentage of total revenue increased to 7.9% in the first six months of 2009 from 7.7% in the first six months of 2008. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales and increased stock-based compensation expense partially offset by lower manager training and travel expenses.

Depreciation and amortization. Depreciation and amortization decreased by $2.7 million, or -12.6%, to $18.7 million in the first six months of 2009 from $21.4 million in the first six months of 2008. The decrease in depreciation expense was primarily due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. The decrease was partially offset by the addition of eight new full service restaurants opened since the first six months of 2008.

Pre-opening costs. Pre-opening costs decreased by $0.9 million, or -34.6%, to $1.7 million in the first six months of 2009 from $2.6 million in first six months of 2008. We opened four full service restaurants in the first six months of 2009 compared to opening eight full service restaurants in the first six months of 2008. Included in the $1.7 million pre-opening costs is $0.3 million associated with FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” compared to $0.6 million in the first six months of 2008.

Store closure costs. There were no store closure costs in the first six months of 2009 compared to $839,000 in the first six months of 2008. Store closure costs in the first six months of 2008 related to the impairment of one restaurant.

Interest (expense), net. Interest expense, net increased to $497,000 in the first six months of 2009 from $322,000 in the first six months of 2008. Interest expense relates to borrowings against our line of credit in the first six months of 2009, partially offset by the portion capitalized for new restaurants under construction in accordance with SFAS No. 34 and interest income. Capitalized interest was higher in the first six months of 2008 compared to the first six months of 2009 due to a greater number of stores under construction.

Income tax provision. The effective income tax rate was 30.2% for the first six months of 2009 compared to 32.0% for the first six months of 2008. The effective income tax rate for the first six months of 2008 was higher than the first six months of 2009 as a result of discrete items during the second quarter of 2008 related to tax audits settled and an adjustment to deferred taxes, which did not impact 2009.

Net income. Net income decreased by $0.3 million to $8.7 million in the first six months of 2009 from $9.0 million in the first six months of 2008. Net income as a percentage of revenues was 2.7% in the first six months of 2009 and 2.6% in the first six months of 2008.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first six months of 2009, net cash flows provided by operating activities were $39.1 million compared to $33.3 million for the first six months of 2008. Net cash flows provided by operating activities for the first six months of 2009 were higher than the first six months of 2008 primarily due to an increased use of cash for accounts payable and other liabilities offset by a decreased use of cash for other receivables and accrued liabilities and decreases in deprecation and amortization.

Net cash flows used in investing activities for the first six months of 2009 decreased to $18.1 million from $27.3 million for the first six months of 2009 due to decreased capital expenditures related to new restaurants, minor remodels and capitalized maintenance.

We opened four new full service restaurants in the first six months of 2009. Pre-opening costs for each of these new full service restaurants are approximately $330,000 to $350,000; however, any unexpected delays in construction, labor shortages or other factors could result in higher than anticipated pre-opening costs. CPK/ASAPs are approximately half the size of our full service restaurants. We currently have nine CPK/ASAP restaurants and have ceased all company-owned new development of the concept. Existing CPK/ASAP restaurants are being evaluated for conversion opportunities to full service restaurants.

Net proceeds from issuance of common stock were $2.2 million for the first six months of 2009 compared to $1.2 million for the first six months of 2008 and consisted of purchases under our employee stock purchase plan of $0.5 million for both six month periods, and common stock option exercises of $1.7 million and $0.7 million, respectively.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate purchase of $50.0 million completed the August 2007 Program.

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

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first six months of 2009.

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of June 28, 2009, the Company had borrowings outstanding under the Facility totaling $50.0 million with an average annual interest rate of 1.78%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of June 28, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $93.4 million as of June 28, 2009. The Facility matures in May 2013. As of June 28, 2009, the Company is in compliance with all debt covenants. The Company expects to use any excess cash generated in 2009 to pay down debt.

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

As of June 28, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of June 28, 2009, the Company had cash and cash equivalents of $13.7 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time the Company also has a range of approximately $5.0 million to $15.0 million in its operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Contractual Obligations

The aggregate future minimum annual lease payments under non-cancelable operating leases and the minimum payments due on the credit facility for the six months remaining in fiscal 2009 and fiscal years succeeding December 28, 2008 are as follows (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$257.6	$20.1	$77.9	$64.8	$94.8
Long-term debt	50.0	50.0	—	—	—

	$307.6	$70.1	$77.9	$64.8	$94.8

Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at June 28, 2009, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $4.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of June 28, 2009, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of June 28, 2009, the Company had borrowings outstanding under the Facility totaling $50.0 million with an average annual interest rate of 1.78%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of June 28, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $93.4 million as of June 28, 2009. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of June 28, 2009. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of June 28, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $125,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 28, 2009 with no subsequent change in rates for the remainder of the period.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain private lawsuits (including purported class action lawsuits), administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable by unfavorable judgments in such suits. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

ITEM 1A.	RISK FACTORS

Descriptions of the risk factors associated with the Company are contained below and in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended December 28, 2008 required for the quarter ended June 28, 2009. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first six months of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2009, we held our Annual Meeting of Stockholders. The matters submitted for vote and related election results were as follows:

1.	To elect: William C. Baker, Leslie E. Bider, Larry S. Flax, Marshall S. Geller, Charles G. Phillips, Richard L. Rosenfield and Alan I. Rothenberg, to our Board of Directors until our next annual meeting of stockholders and until their successors are elected. The results of votes cast in the election were as follows:

	Votes For	Votes Withheld
William C. Baker	21,704,121	120,732
Leslie E. Bider	21,520,031	304,822
Larry S. Flax	21,138,018	686,835
Marshall S. Geller	21,374,297	450,556
Charles G. Phillips	21,715,561	109,292
Richard L. Rosenfield	21,259,515	565,338
Alan I. Rothenberg	21,549,692	275,161

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending January 3, 2010. The results of votes cast were as follows:

Votes For	Votes Against	Abstained
19,688,974	2,130,065	5,812

ITEM 5.	OTHER INFORMATION

On August 5, 2009, California Pizza Kitchen, Inc. (the “Company”), entered into a Second Amended and Restated Employment Agreement with Susan M. Collyns effective as of January 1, 2009 (the “Amended Agreement”), which amended her Amended and Restated Employment Agreement (the “Original Agreement”). The Amended Collyns Agreement provides that Ms. Collyns will continue to serve as Executive Vice President and Chief Financial Officer, and effective as of January 5, 2009 assumed the additional responsibilities as Chief Operating Officer of the Company. Consistent with the Original Agreement, the term of the Amended Collyns Agreement expires on December 31, 2009, subject to automatic one-year extensions.

Under the Amended Agreement, Ms. Collyns’ annual base salary is $475,000, retroactive as of the first pay period ending in January 2009 and subject to discretionary annual increases by the compensation committee, and Ms. Collyns was granted 20,000 shares of restricted stock, which will vest in full on December 31, 2009, subject to her continued employment with the Company through the vesting date. Consistent with the terms of the Original Agreement, in the event Ms. Collyns’ employment is terminated (i) by the Company without “cause”; (ii) by her for “good reason”; (iii) due to her death or “disability”; or (iv) due to the Company’s failure to extend her employment period, the restrictions on the restricted stock will immediately lapse and the entire award will vest in full. The Amended Agreement also provides that, upon entering into a new employment agreement with the Company, Ms. Collyns will be entitled to receive a grant of 60,000 shares of restricted stock, which will vest in three equal installments on December 31st of each of 2010, 2011, and 2012.

Under the Amended Agreement, Ms. Collyns relinquished her right to receive (i) a minimum grant of options to purchase 30,000 shares of the Company’s common stock each year (or, with her consent, shares of restricted stock in lieu of options) during the term of the employment agreement; (ii) a monthly automobile allowance of $1,000 per month; (iii) reimbursement of up to $10,000 per year towards a country or dining club membership purchase price or dues; and (iv) a “gross-up” payment for any excise taxes payable by her under Section 4999 of the Internal Revenue Code resulting from any payment made to her in connection with a change in control of the Company.

The description of the Amended Collyns Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Employment Agreement, which is attached as Exhibit 10.1 hereto.

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

Dated: August 7, 2009

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

3.1(A)	Certificate of Incorporation

3.2(A)	Bylaws

10.1*	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated August 5, 2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan
(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004