Form 10-Q
period 2009-09-27
CALIFORNIA PIZZA KITCHEN, INC.
filed 2009-11-06
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2009

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

As of November 4, 2009, 24,183,765 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	September 27, 2009	December 28, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,345	$14,392
Other receivables	8,743	9,858
Inventories	5,455	5,410
Current deferred tax asset, net	6,169	5,990
Prepaid rent	30	33
Other prepaid expenses and other current assets	2,384	1,840

Total current assets	37,126	37,523
Property and equipment, net	285,572	295,499
Noncurrent deferred tax asset, net	12,613	20,709
Goodwill and other intangibles	9,383	9,480
Other assets	6,792	5,202

Total assets	$351,486	$368,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,494	$12,340
Accrued compensation and benefits	22,825	19,941
Accrued rent	19,657	18,821
Deferred rent credits	3,771	3,679
Other accrued liabilities	10,934	10,779
Deferred gift card revenue	7,075	9,683
Store closure reserve	71	138
Income taxes payable	—	4,129

Total current liabilities	71,827	79,510

Long-term debt	37,000	74,000
Other liabilities	7,417	5,244
Deferred rent credits, net of current portion	33,689	35,127
Income taxes payable, net of current portion	4,087	—
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,183,765 and 23,865,164 shares issued and outstanding at September 27, 2009 and December 28, 2008, respectively	242	239
Additional paid-in capital	172,265	163,815
Retained earnings	24,959	10,478

Total stockholders’ equity	197,466	174,532

Total liabilities and stockholders’ equity	$351,486	$368,413

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues:
Restaurant sales	$161,156	$170,816	$487,860	$507,356
Royalties from Kraft licensing agreement	2,501	1,850	5,425	4,248
Domestic franchise revenues	714	721	2,039	2,120
International franchise revenues	468	571	1,515	1,579

Total revenues	164,839	173,958	496,839	515,303
Costs and expenses:
Food, beverage and paper supplies	37,009	42,396	115,094	125,551
Labor	60,929	62,557	184,608	188,833
Direct operating and occupancy	35,819	36,140	106,633	103,451

Cost of sales	133,757	141,093	406,335	417,835
General and administrative	12,617	13,314	38,725	39,441
Depreciation and amortization	10,060	11,044	28,726	32,475
Pre-opening costs	243	1,085	1,944	3,712
Store closure costs	185	—	185	839

Total costs and expenses	156,862	166,536	475,915	494,302

Operating income	7,977	7,422	20,924	21,001
Interest expense, net	(166)	(447)	(663)	(769)

Income before income tax provision	7,811	6,975	20,261	20,232
Income tax provision	2,020	2,015	5,780	6,257

Net income	$5,791	$4,960	$14,481	$13,975

Net income per common share:
Basic	$0.24	$0.20	$0.60	$0.55

Diluted	$0.24	$0.20	$0.60	$0.54

Weighted average shares used in calculating net income per common share:
Basic	24,123	24,603	24,029	25,572

Diluted	24,286	24,679	24,098	25,660

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Operating activities:
Net income	$14,481	$13,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,726	32,475
Non-cash compensation expense	5,303	5,373
Tax benefit from employee stock option exercises	81	284
Store closure costs	185	839
Change in net deferred tax assets	7,917	(1,228)
Change in liquor licenses included in goodwill and other intangibles	(10)	(836)
Change in deferred rent credits	1,478	2,123
Changes in operating assets and liabilities:
Other receivables	1,115	5,569
Inventories	(45)	(90)
Amortization of deferred rent credits	(2,824)	(4,275)
Prepaid expenses and other assets	(2,131)	(3,536)
Accounts payable	(2,187)	(992)
Accrued liabilities	1,702	13,804
Other liabilities	1,921	(4,570)

Net cash provided by operating activities	55,712	58,915
Investing activities:
Capital expenditures *	(21,909)	(43,209)

Net cash used in investing activities	(21,909)	(43,209)
Financing activities:
Borrowings on credit facility	13,150	131,000
Repayments on credit facility	(50,150)	(89,000)
Net proceeds from issuance of common stock	3,231	1,657
Stock repurchases	—	(54,532)
Tax benefit from option exercise	(81)	—

Net cash used in financing activities	(33,850)	(10,875)

Net (decrease)/increase in cash and cash equivalents	(47)	4,831
Cash and cash equivalents at beginning of period	14,392	10,795

Cash and cash equivalents at end of period	$14,345	$15,626

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,288	$7,490

Cash paid during the period for interest	$1,062	$1,688

Supplemental disclosure of non-cash investing activities:
* Change in property, plant and equipment included in accounts payable and other accrued liabilities	$3,216	$7,756

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 27, 2009

(unaudited)

1. Basis of Presentation

California Pizza Kitchen, Inc. (the “Company”) owns, operates, licenses or franchises 255 locations as of September 27, 2009 under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.

The consolidated balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in accordance with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Subsequent events have been evaluated through November 6, 2009, the date the financial statements are considered issued.

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification ™ (“ASC”) as the sole source of authoritative nongovernmental GAAP. All non-grandfathered non-SEC accounting literature has been superseded by the ASC. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The above change was made effective by the FASB for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the Company’s implementation of the ASC in this quarterly report and to facilitate understanding of the impact of the ASC, we have updated references to GAAP to include both new and old guidance. The Company believes that adoption of the ASC does not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R) (FAS 167 shall remain authoritative until integrated in the ASC). This Statement improves financial reporting by enterprises involved with variable interest entities. The Statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. The effective date for FAS 167 is the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly known as FAS 165 Subsequent Events). The objective of this Topic is to establish general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance becomes effective for interim or annual financial periods ending after June 15, 2009. The Company believes that adoption of this Statement does not have a material effect on its consolidated financial statements. The Company evaluated subsequent events through November 6, 2009, the date the interim financial statements were issued, and noted no recognized or nonrecognized subsequent events.

In April 2009, the FASB issued ASC Subtopic 825-10, Financial Instruments (formerly known as FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance extends the disclosure requirements about the fair value of financial instruments to interim reporting periods of publicly traded companies as well as to annual financial statements. This Topic is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe that adoption of this guidance has a material effect on our consolidated financial statements.

3. Common Stock

On January 15, 2009 and July 15, 2009, employees purchased 63,765 and 52,774 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $510,000 and $433,000, respectively. Additionally, employees exercised options to purchase 172,801 shares of common stock during the first nine months ended September 27, 2009, which resulted in net proceeds to the Company of $2,285,000.

On May 20, 2009, 3,852 shares of restricted stock were granted to each member of the Company’s Board of Directors. The restricted shares vest annually over a three-year period.

On August 5, 2009, Susan M. Collyns, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, was granted 20,000 shares of restricted stock. The restricted shares will vest in full on December 31, 2009 and are subject to her continued employment with the Company through the vesting date.

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

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 14,063 restricted shares vested for each of them in the first nine months ended September 27, 2009.

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

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock can be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first nine months of 2009.

4. Long-term Debt and Credit Facilities

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of September 27, 2009, the Company had borrowings outstanding under the Facility totaling $37.0 million with an average annual interest rate of 1.72%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of September 27, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $106.4 million as of September 27, 2009. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of September 27, 2009. The Facility matures in May 2013.

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

The Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FAS 157 Fair Value Measurements), effective January 1, 2008. Topic 820 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. Topic 820 applies whenever other Topics require or permit asset or liabilities to be measured at fair value.

Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

We do not hold any marketable securities as of September 27, 2009. We hold investments in mutual funds and corporate owned life insurance contracts (“COLI”) to support our deferred compensation Executive Retirement Savings Plan. These securities, included in other assets on the consolidated balance sheets, are classified as trading securities and gains or losses related to the program are reflected in net income.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of Topic 820 at September 27, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation mutual funds	$—	$396	$—
Deferred compensation COLI	—	4,478	—

Balance at September 27, 2009	$—	$4,874	$—

6. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for stock-based awards granted after January 2, 2006 and for stock-based awards granted prior to, but not yet vested as of the Company’s adoption of FASB ASC Topic 718, Compensation – Stock Compensation (formerly known as FAS 123(R) Share-Based Payment).

The impact of stock-based compensation in the consolidated statement of income for the quarter ended September 27, 2009 on income before income tax provision and net income was $1.6 million and $1.2 million, respectively, or $0.06 and $0.05 on diluted earnings per share, respectively. The impact of stock-based compensation in the consolidated statement of income for the nine months ended September 27, 2009 on income before income tax provision and net income was $5.1 million and $3.6 million, respectively, or $0.21 and $0.15 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Labor	$109	$164	$368	$566
General and administrative	1,452	1,605	4,741	4,577

Total stock-based compensation	1,561	1,769	5,109	5,143
Tax benefit	(404)	(511)	(1,491)	(1,579)

Total stock-based compensation, net of tax	$1,157	$1,258	$3,618	$3,564

No options were issued in the third quarter of 2009. The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the third quarter of 2008 was $4.74. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the third quarter of 2008: (a) no dividend yield on common stock; (b) expected stock price volatility of 35.63%; (c) a risk-free interest rate of 2.99%; and (d) an expected option term of 4.0 years.

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first nine months of 2009 and 2008 was $4.59 and $4.67 per option, respectively. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first nine months of 2009 and 2008, respectively: (a) no dividend yield on common stock for both periods; (b) expected stock price volatility of 41.30% and 35.63%; (c) a risk-free interest rate of 1.81% and 2.72%; and (d) an expected option term of 5.9 and 4.0 years.

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

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 28, 2008	5,840,325	$16.09
Options granted	391,516	11.00
Options exercised	(172,801)	13.23
Options cancelled	(85,237)	16.46

Outstanding at September 27, 2009	5,973,803	15.83	5.98	$4,905,764

Vested and exercisable at September 27, 2009	4,655,236	16.07

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 27, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 27, 2009 was $0.6 million.

A summary of the status of the Company’s nonvested options as of September 27, 2009, and changes during the nine months ended September 27, 2009, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2008	1,841,372	$5.50
Options granted	391,516	4.59
Options vested	(873,405)	5.68
Options cancelled	(40,916)	5.25

Nonvested at September 27, 2009	1,318,567	5.12

As of September 27, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5.7 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of September 27, 2009, there were 0.2 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	93,542	$20.43
Restricted shares granted	39,260	14.59
Restricted shares vested	(31,456)	20.83
Restricted shares cancelled	—

Outstanding at September 27, 2009	101,346	18.04

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of September 27, 2009, total unrecognized stock-based compensation related to nonvested restricted shares was $1.0 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

The effective income tax rate was 28.5% for the first nine months of 2009 compared to 30.9% for the first nine months of 2008. The effective income tax rate for 2009 differed from the statutory income tax rate primarily due to FICA and wage tax credits. The additional decrease during the quarter resulted from a lower forecasted earnings before tax and return to provision adjustments for state credits.

The Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109), on January 1, 2007. This guidance prescribes a “more likely than not” threshold and measurement criteria for uncertain tax positions recognized in the financial statements resulting from tax positions taken or expected to be taken in the Company’s tax return.

As of September 27, 2009, the Company had $3.5 million of total gross unrecognized tax benefits. The Company remains open to examination by federal, state, and local tax jurisdictions for tax years after 2005.

8. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share in accordance with FASB ASC 260, Earnings Per Share (formerly known as FAS 128 Earnings Per Share), for the three- and nine-months ended September 27, 2009 and September 28, 2008, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator for basic and diluted net income per common share	$5,791	$4,960	$14,481	$13,975

Denominator:
Denominator for basic net income per common share weighted average shares	24,123	24,603	24,029	25,572
Employee stock options	163	76	69	88

Denominator for diluted net income per common share weighted average shares	$24,286	$24,679	$24,098	$25,660

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

California Pizza Kitchen, Inc. (referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of November 6, 2009, we own, operate, license or franchise 256 locations under the names California Pizza Kitchen, California Pizza Kitchen ASAP (“CPK/ASAP”) and LA Food Show in 32 states, the District of Columbia and 10 foreign countries. We have 48 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. Through a licensing agreement with Kraft, California Pizza Kitchen branded frozen pizzas and flatbread melts are available in approximately 20,000 locations in all 50 states. We opened our first restaurant in 1985 in Beverly Hills, California and during our 24 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. For analytical purposes, we have broken this segment into three concepts. As of September 27, 2009, we had: 1) 197 company-owned full service California Pizza Kitchen restaurants; 2) nine company-owned CPK/ASAP restaurants and 3) two company-owned LA Food Show Grill & Bar restaurants.

We have opened five full service restaurants during 2009. Costs on average are less than $2.8 million for inline restaurants, our predominant structure. For the nine months ended September 27, 2009 pre-opening, costs have been approximately $330,000 per new full service restaurant, excluding the impact of construction period rent.

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

Loss on impairment of property and equipment is a non-cash charge recorded when the carrying value of a company-owned restaurant is determined to be non-recoverable and exceeds its fair value. Restaurants are not necessarily closed when impaired. There were no impairment charges for the three and nine months ended September 27, 2009 or September 28, 2008. However, in line with regular quarterly and annual strategic planning reviews to be performed in the fourth quarter, the company will complete an analysis of forecasted restaurant operations which may result in impairment charges.

Store closure costs may include lease termination costs, landlord fees, severance charges or other expenses related to the closure of a company-owned restaurant.

Legal settlement costs generally include material settlement expenses lawsuits that arise in the ordinary course of our business. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal 2009 will have 53 weeks. The three- and nine-month periods ended September 27, 2009 and September 28, 2008 each consisted of 13 and 39 weeks, respectively. In calculating company-owned comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of September 27, 2009, we had 195 company-owned restaurants that met this criterion.

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

Results of Operations

Our operating results for the three- and nine-months ended September 27, 2009 and September 28, 2008 are expressed as a percentage of revenues below, except for cost of sales which is expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues:
Restaurant sales	97.8%	98.2%	98.2%	98.5%
Royalties from Kraft licensing agreement	1.5%	1.1%	1.1%	0.8%
Domestic franchise revenues	0.4%	0.4%	0.4%	0.4%
International franchise revenues	0.3%	0.3%	0.3%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	23.0%	24.8%	23.6%	24.7%
Labor (1)	37.8%	36.6%	37.8%	37.2%
Direct operating and occupancy	22.2%	21.2%	21.9%	20.4%

Cost of sales	83.0%	82.6%	83.3%	82.4%
General and administrative (2)	7.7%	7.7%	7.8%	7.7%
Depreciation and amortization	6.1%	6.3%	5.8%	6.3%
Pre-opening costs	0.1%	0.6%	0.4%	0.7%
Store closure costs	0.1%	0.0%	0.0%	0.2%

Total costs and expenses	95.2%	95.7%	95.8%	95.9%

Operating income	4.8%	4.3%	4.2%	4.1%
Interest expense, net	-0.1%	-0.3%	-0.1%	-0.2%

Income before income tax provision	4.7%	4.0%	4.1%	3.9%
Income tax provision	1.2%	1.1%	1.2%	1.2%

Net income	3.5%	2.9%	2.9%	2.7%

(1)	Labor percentage includes approximately 10 basis points attributable to stock-based compensation in both the three and nine months ended September 27, 2009 and September 28, 2008.
(2)	General and administrative percentage includes approximately 90 basis points attributable to stock-based compensation in both the three and nine months ended September 27, 2009 and September 28, 2008.

The following table details the number of locations at the end of the third quarter of 2009:

	Total Units at June 28, 2009	Opened	Acquired	Closed	Total Units at September 27, 2009
Third Quarter 2009
Company-owned full service domestic	197	1	—	1	197
Company-owned ASAP domestic	9	—	—	—	9
Company-owned LA Food Show	2	—	—	—	2
Franchised domestic	18	1	—	1	18
Franchised international	27	—	—	—	27
Sports and entertainment venues	2	—	—	—	2

Total	255	2	—	2	255

Three months ended September 27, 2009 compared to the three months ended September 28, 2008

Total Revenues. Total revenues decreased by $9.2 million, or -5.3%, to $164.8 million in the third quarter of 2009 from $174.0 million in the third quarter of 2008 due to a $9.7 million decrease in restaurant sales partially offset by a $0.5 million net increase in Kraft royalties and franchise revenues. The decrease in restaurant sales was primarily due to the decrease in comparable restaurant sales in the third quarter of 2009. The 18-month comparable base full service restaurant sales decrease was 8.0%. We believe the reduced restaurant traffic was primarily due to macro economic factors impacting the casual dining industry. While Kraft royalties increased by 35.2%, international franchise revenues declined 18.0% as the result of lower franchise fees due to no international location openings in the third quarter of 2009 compared to three openings in the third quarter of 2008.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $5.4 million, or -12.7%, to $37.0 million in the third quarter of 2009 from $42.4 million in the third quarter of 2008. Food, beverage and paper supplies as a percentage of restaurant sales was 23.0% in the third quarter of 2009 compared to 24.8% in the third quarter of 2008. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to decreased pricing in dairy, produce, grocery, fuel surcharges and productivity improvements associated with our initiatives to close the gap between actual and theoretical food costs.

Labor. Labor decreased by $1.7 million, or -2.7%, to $60.9 million in the third quarter of 2009 from $62.6 million in the third quarter of 2008. As a percentage of restaurant sales, labor was 37.8% in the third quarter of 2009 compared to 36.6% in the third quarter of 2008. The percentage increase in labor was primarily due to the 11% increase in the minimum wage effective July 24, increased medical insurance costs and deleveraging of other fixed labor costs against lower sales in the third quarter of 2009.

Direct operating and occupancy. Direct operating and occupancy costs decreased by $0.3 million, or -0.8%, to $35.8 million in the third quarter of 2009 from $36.1 million in the third quarter of 2008. Direct operating and occupancy costs as a percentage of restaurant sales was 22.2% in the third quarter of 2009 compared to 21.2% in the third quarter of 2008. The percentage increase in direct operating and occupancy costs was primarily due to increased rent expense resulting from the inclusion of the renewal option period in the lease term for certain locations offset by lower utility expenses and delivery costs.

General and administrative. General and administrative costs decreased by $0.7 million, or -5.3%, to $12.6 million in the third quarter of 2009 from $13.3 million in the third quarter of 2008. General and administrative costs as a percentage of total revenue remained constant at 7.7% in both the third quarter of 2009 and the third quarter of 2008. The dollar decrease in general and administrative expenses was primarily due to lower travel and entertainment expenses.

Depreciation and amortization. Depreciation and amortization decreased by $0.9 million, or -8.2%, to $10.1 million in the third quarter of 2009 from $11.0 million in the third quarter of 2008. The decrease in depreciation expense was primarily due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. The decrease was partially offset by the addition of five new full service restaurants opened since the third quarter of 2008.

Pre-opening costs. Pre-opening costs decreased by $0.9 million, or -81.8%, to $0.2 million in the third quarter of 2009 from $1.1 million in the third quarter of 2008. We opened one full service restaurant in the third quarter of 2009 versus four in the third quarter of 2008. There are no costs associated with ASC 840-20, Operating Leases (formerly FSP 13-1 Accounting for Rental Costs Incurred During a Construction Period), included in the pre-opening costs in the third quarter of 2009 compared to $0.3 million in the third quarter of 2008.

Store closure costs. Store closure costs were $0.2 million in the third quarter of 2009 compared to no store closure costs in the third quarter of 2008. Store closure costs in the third quarter of 2009 related to the closing of one restaurant four months prior to its lease expiration.

Interest expense, net. Net interest expense decreased to $166,000 in the third quarter of 2009 from $447,000 in the third quarter of 2008. Interest expense primarily relates to borrowings against our line of credit which were lower and at favorable interest rates in the third quarter of 2009 compared to the third quarter of 2008.

Income tax provision. The effective income tax rate was 25.9% for the third quarter of 2009 compared to 28.9% for the third quarter of 2008. The effective income tax rate for 2009 differed from the statutory income tax rate primarily due to FICA and wage tax credits. The additional decrease during the quarter resulted from a lower forecasted earnings before tax and return to provision adjustments for state credits.

Net income. Net income increased by $0.8 million to $5.8 million in the third quarter of 2009 from $5.0 million in the third quarter of 2008. Net income as a percentage of revenues increased to 3.5% in the third quarter of 2009 from 2.9% in the prior year.

Nine months ended September 27, 2009 compared to the nine months ended September 28, 2008

Total Revenues. Total revenues decreased by $18.5 million, or -3.6%, to $496.8 million in the first nine months of 2009 from $515.3 million in the first nine months of 2008 due to a $19.5 million decrease in restaurant sales partially offset by a $1.0 million net increase in Kraft royalties and franchise revenues. The decrease in restaurant sales was primarily due to the decrease in comparable restaurant sales in the first nine months of 2009. The 18-month comparable base full service restaurant sales decrease was 6.9%. We believe the reduced restaurant traffic was primarily due to macro economic factors impacting the casual dining industry. While Kraft royalties increased by 27.7%, domestic franchise revenues declined 3.8% resulting from reduced airport traffic. In addition, international franchise revenues declined 4.0% as the result of lower franchise fees due to the opening of three international locations in the first nine months of 2009 compared to seven locations in the first nine months of 2008.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $10.5 million, or -8.4%, to $115.1 million in the first nine months of 2009 from $125.6 million in the first nine months of 2008. Food, beverage and paper supplies as a percentage of restaurant sales was 23.6% in the first nine months of 2009 compared to 24.7% in the first nine months of 2008. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to decreased pricing in dairy, produce and fuel surcharges and productivity improvements associated with our initiatives to close the gap between actual and theoretical food costs.

Labor. Labor decreased by $4.2 million, or -2.2%, to $184.6 million in the first nine months of 2009 from $188.8 million in the first nine months of 2008. As a percentage of restaurant sales, labor was 37.8% in the first nine months of 2009 compared to 37.2% in the first nine months of 2008. The percentage increase in labor was primarily due to the deleveraging of fixed labor costs against lower sales in the first nine months of 2009.

Direct operating and occupancy. Direct operating and occupancy costs increased by $3.1 million, or 3.0%, to $106.6 million in the first nine months of 2009 from $103.5 million in the first nine months of 2008. Direct operating and occupancy costs as a percentage of restaurant sales was 21.9% in the first nine months of 2009 compared to 20.4% in the first nine months of 2008. The dollar increase in direct operating and occupancy costs was primarily due to increased rent resulting from the inclusion of the renewal option period in the lease term for certain locations offset by lower utility expenses and delivery costs.

General and administrative. General and administrative costs decreased by $0.7 million, or -1.8%, to $38.7 million in the first nine months of 2009 from $39.4 million in the first nine months of 2008. General and administrative costs as a percentage of total revenue increased to 7.8% in the first nine months of 2009 from 7.7% in the first nine months of 2008. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales partially offset by lower travel and entertainment expenses.

Depreciation and amortization. Depreciation and amortization decreased by $3.8 million, or -11.7%, to $28.7 million in the first nine months of 2009 from $32.5 million in the first nine months of 2008. The decrease in depreciation expense was primarily due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. The decrease was partially offset by the addition of five new full service restaurants opened since the end of the third quarter 2008.

Pre-opening costs. Pre-opening costs decreased by $1.8 million, or -48.6%, to $1.9 million in the first nine months of 2009 from $3.7 million in first nine months of 2008. We opened five full service restaurants in the first nine months of 2009 compared to opening twelve full service restaurants in the first nine months of 2008. Pre-opening costs include $0.3 million associated with ASC 840-20, Operating Leases (formerly FSP 13-1 Accounting for Rental Costs Incurred During a Construction Period), included in the pre-opening costs in the first nine months of 2009 compared to $0.9 million in the first nine months of 2008.

Store closure costs. Store closure costs decreased by $0.6 million, or -75.0%, to $0.2 million in the first nine months of 2009 from $0.8 million in the first nine months of 2008. Store closure costs in the first nine months of both 2009 and 2008 related to the closure of one restaurant.

Interest expense, net. Net interest expense decreased to $663,000 in the first nine months of 2009 from $769,000 in the first nine months of 2008. Interest expense primarily relates to borrowings against our line of credit which were lower and at favorable interest rates in the first nine months of 2009 compared to the first nine months of 2008.

Income tax provision. The effective income tax rate was 28.5% for the first nine months of 2009 compared to 30.9% for the first nine months of 2008. The effective income tax rate for 2009 differed from the statutory income tax rate primarily due to FICA and wage tax credits. The additional decrease during the quarter resulted from a lower forecasted earnings before tax and return to provision adjustments for state credits.

Net income. Net income increased by $0.5 million to $14.5 million in the first nine months of 2009 from $14.0 million in the first nine months of 2008. Net income as a percentage of revenues was 2.9% in the first nine months of 2009 and 2.7% in the first nine months of 2008.

Liquidity and capital resources

We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first nine months of 2009, net cash flows provided by operating activities were $55.7 million compared to $58.9 million for the first nine months of 2008. Net cash flows provided by operating activities for the first nine months of 2009 were lower than the first nine months of 2008 primarily due to an increased use of cash for accounts payable, accrued liabilities and other receivables and decreases in depreciation and amortization offset by a decreased use of cash for prepaid expenses and other liabilities and decreases in deferred tax assets and deferred rent credit amortization.

Net cash flows used in investing activities for the first nine months of 2009 decreased to $21.9 million from $43.2 million for the first nine months of 2008 due to decreased capital expenditures related to new restaurants, minor remodels and capitalized maintenance. We opened five new full service restaurants in the first nine months of 2009. Costs on average are less than $2.8 million for inline restaurants, our predominant structure. For the nine months ended September 27, 2009 pre-opening, costs have been approximately $330,000 per new full service restaurant, excluding the impact of construction period rent. CPK/ASAPs, our fast casual concept, are approximately half the size of our full service restaurants. We currently have nine CPK/ASAP restaurants and have ceased all new development of company-owned CPK/ASAPs. Existing CPK/ASAP restaurants have been identified for conversion to full service restaurants or will close in line with lease terminations or exercise of early lease termination provisions.

Net cash flows used in financing activities for the first nine months of 2009 increased to $33.8 million from $10.9 million for the first nine months of 2008 due to net repayments on the credit facility in the first nine months of 2009 compared to net borrowings on the credit facility in the first nine months of 2008 offset by higher net proceeds from the issuance of common stock in the first nine months of 2009 as compared to the first nine months of 2008 and less cash used for stock repurchases in first nine months of 2009 compared to first nine months of 2008.

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of September 27, 2009, the Company had borrowings outstanding under the Facility totaling $37.0 million with an average annual interest rate of 1.72%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of September 27, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $106.4 million as of September 27, 2009. The Facility matures in May 2013. As of September 27, 2009, the Company is in compliance with all debt covenants. The Company expects to use any excess cash generated in 2009 to pay down debt.

Net proceeds from issuance of common stock were $3.2 million for the first nine months of 2009 compared to $1.7 million for the first nine months of 2008 and consisted of purchases under our employee stock purchase plan of $0.9 million and $1.0 million, respectively, and common stock option exercises of $2.3 million and $0.7 million, respectively.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24- month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate purchase of $50.0 million completed the August 2007 Program.

The Company entered into the ASR with Bank of America, N.A. (“Bank of America”), an unrelated third party, on February 1, 2008. The Company funded the ASR from borrowings under its revolving credit facility and available cash balances. The payment for the ASR was made in full upon execution of the agreement and was recorded as a reduction to stockholders’ equity. The program concluded on June 19, 2008. The Company accounted for this transaction in accordance with the provisions of FASB ASC Topic 505, Equity (formerly known as EITF 99-7 Accounting for an Accelerated Share Repurchase Program).

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first nine months of 2009.

Our capital requirements, including costs related to opening additional restaurants, have been significant, but are likely to decrease over the next few years in line with the general economic environment. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non-compliance with our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of September 27, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of September 27, 2009, the Company had cash and cash equivalents of $14.3 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Contractual Obligations

The aggregate future minimum annual lease payments under non-cancelable operating leases and the minimum payments due on the credit facility for the nine months remaining in fiscal 2009 and fiscal years succeeding December 28, 2008 are as follows (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$247.7	$10.1	$78.0	$64.9	$94.7
Long-term debt	37.0	—	—	37.0	—

	$284.7	$10.1	$78.0	$101.9	$94.7

Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at September 27, 2009, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $4.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Many of our restaurant employees are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2009. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices, or that higher menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. As of September 27, 2009, we did not hold any marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of September 27, 2009, the Company had borrowings outstanding under the Facility totaling $37.0 million with an average annual interest rate of 1.72%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of September 27, 2009, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $106.4 million as of September 27, 2009. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of September 27, 2009. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of September 27, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $92,500. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 27, 2009 with no subsequent change in rates for the remainder of the period.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into fixed price purchase commitments with terms of no more than one year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

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

Change in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain private lawsuits (including purported class action lawsuits), administrative proceedings and claims that arise in the ordinary course of our business. Such circumstances typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable by unfavorable judgments in such suits. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

ITEM 1A.	RISK FACTORS

Descriptions of the risk factors associated with the Company are contained below and in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended December 28, 2008 required for the quarter ended September 27, 2009. The cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

The Company entered into the ASR with Bank of America, N.A. (“Bank of America”), an unrelated third party, on February 1, 2008. The Company funded the ASR from borrowings under its revolving credit facility and available cash balances. Payment for the ASR was made in full upon execution of the agreement and was recorded as a reduction to stockholders’ equity. The program concluded on June 19, 2008. The Company accounted for this transaction in accordance with the provisions of FASB ASC Topic 505, Equity (formerly known as EITF 99-7 Accounting for an Accelerated Share Repurchase Program).

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first nine months of 2009.

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

Dated: November 6, 2009

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