Form 10-K
period 2010-01-03
CALIFORNIA PIZZA KITCHEN, INC.
filed 2010-03-19
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* YES  ☐    NO  ☐

*The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 26, 2009, the last trading day of the second fiscal quarter, was approximately $255 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 17, 2010, 24,269,850 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended January 1, 2006, December 31, 2006, December 30, 2007, December 28, 2008 and January 3, 2010 are referred to as fiscal years 2005, 2006, 2007, 2008 and 2009, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2009, which was a 53-week year. All prior year final quarters consisted of 13 weeks except for 2009, which included a final quarter of 14 weeks.

PART I.

Item 1.    Business

Overview and Strategy

California Pizza Kitchen, Inc. (referred to herein as the “Company” or in the first person notations “we,” “our,” and “us”) is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of March 17, 2010, we own, license or franchise 252 locations in 32 states and 9 foreign countries, of which 205 are company-owned and 47 operate under franchise or license arrangements. During our 25 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas.

Our objective is to extend our leadership position in the restaurant and premium pizza market by selling innovative, high quality pizzas in addition to creative salads, distinctive pastas and related products and by providing exceptional customer service, thereby building a high degree of customer loyalty, brand awareness and superior returns for our stockholders. To reach these objectives, we plan to increase our market share by expanding our restaurant base in new and existing markets, leveraging our partnerships in non-traditional and retail channels and offering innovative menu items. We also offer the opportunity for guests to enjoy our products off of our premises by taking advantage of our take-out and delivery options and our newly launched Catering program. Our restaurants, which feature an exhibition style kitchen centered around an open flame oven, provide a distinctive, casual dining experience that is family friendly and has broad consumer appeal.

Menu

Our menu development is led by our co-founders and co-Chief Executive Officers (“co-CEOs”), Richard Rosenfield and Larry Flax, who lead our menu development team to continually create menu selections that are innovative and capture distinctive tastes. Our diverse menu focuses on imaginative toppings and showcases tastes and flavors that customers readily identify, but do not typically associate with pizza, pastas or salads. Recognizing the wide appeal of our restaurants, we apply equal focus to creating flavorful offerings that utilize tastes and menu items that guests are familiar with and then adding our distinctive attention to flavor and quality.

From the opening of our first restaurant in Beverly Hills, in 1985, we first applied our innovative approach to creating and defining a new category of pizza—the premium pizza. For example, our signature creation, the Original BBQ Chicken Pizza, utilizes barbecue sauce instead of tomato sauce and adds toppings of barbeque chicken breast, smoked Gouda and mozzarella cheeses, sliced red onion and fresh cilantro. Our Thai Chicken Pizza, another early original creation, is created with a base of spicy peanut-ginger and sesame sauce, and topped with marinated chicken breast, mozzarella cheese, roasted peanuts, green onions, bean sprouts, julienne carrots and fresh cilantro. Other examples of our wide variety of flavors include Jamaican Jerk Pizza, Buffalo Chicken Pizza, Greek Pizza, California Club Pizza, Carne Asada Pizza, Chipotle Chicken Pizza, Shrimp Scampi Pizza and the recently introduced Meat Cravers Pizza and Cheeseburger Pizza.

Our menu is also designed to satisfy customers who seek traditional, American-style tomato sauce-based pizza or authentic, Italian-style Neapolitan pizza. For the traditionalist, we offer a variety of items such as the Mushroom Pepperoni Sausage Pizza, the Italian Tomato & Basil Pizza and The Works Pizza which combines sweet Italian sausage, pepperoni, sautéed mushrooms, mozzarella cheese, green peppers, black olives and our tomato sauce. Our Neapolitan pizzas are prepared on a thin, crisp crust and include our Margherita Pizza with imported Italian tomatoes, fresh mozzarella cheese, fresh basil and parmesan cheese, and our Sicilian Pizza made with spicy marinara sauce, spicy Capicola ham, julienne salami and fontina, mozzarella and parmesan cheeses.

Another competitive strength is the popularity of our salad menu. From the success of our Original BBQ Chicken pizza we were inspired to create such signature salads as The Original BBQ Chicken Chopped salad, which contains chopped lettuce, black beans, sweet corn, jicama, cilantro, basil, crispy corn tortilla chips, and Monterey Jack cheese tossed together in our homemade ranch dressing, and topped with chopped barbecue chicken breast, fresh diced Roma tomatoes and fresh green onions. We also were innovative in updating the Waldorf Chicken Salad with our rendition of this New York City favorite. Our recipe includes fresh field greens, chilled-grilled chicken breast, seedless grapes, Granny Smith apples, candied walnuts, celery and Gorgonzola cheese, topped with our homemade Dijon balsamic vinaigrette or blue cheese dressings. We also offer such innovative salads as the Thai Crunch Salad, Miso Salad with crab and shrimp, and Moroccan Chicken Salad. Among our traditional salad offerings are our Original Chopped Salad, CPK Cobb Salad, and our Classic Caesar Salad.

Our pasta menu has longstanding original favorites such as our Chicken Tequila Fettuccine, Thai Linguini, Kung Pao Spaghetti, and traditional items with our own recipes such as our Tomato Basil Spaghetti, Garlic Cream Fettuccine, and Spaghetti Bolognese.

We have broadened our menu beyond pizza, pastas, and salads, to include specialty entrees, sandwiches, soups, appetizers and desserts, and we strive to bring the same level of creativity and innovation to our entire menu and to offer items that appeal to a variety of tastes.

Our specialty entrees include the new Baja Fish Tacos, Steak Tacos, Wild Caught Mahi Mahi, Chicken Milanese, Pan Sautéed or Ginger Salmon, Chicken Piccata, Blue Crab Cakes and Chicken Marsala.

We also offer a full range of appetizers including our Spinach Artichoke Dip, Avocado Club Egg Rolls, Chicken or Shrimp Lettuce Wraps and Tortilla Spring Rolls and a variety of sumptuous desserts such as Red Velvet Cake, Chocolate Souffle Cake, Key Lime Pie, Apple Crisp, Tiramisu and our new White Chocolate Strawberry Cheesecake.

All of our menu items are prepared to order in our restaurants. This reinforces our customers’ confidence in the freshness and quality of our preparations and allows us to customize any dish to accommodate specific dietary or taste preferences. We are proud that our entire menu is trans-fat free. We recently added such healthy options as multi-grain pasta and honey wheat with whole grain pizza crust.

We recently improved and expanded our wine list to offer a wider variety of premium wines in a reasonable price range. Most of our wines are offered by the glass or by the half glass. We also serve a variety of bottled and tap beers. We serve mixed drinks primarily to complement our menu offerings in all restaurants in which we have liquor licenses.

Our soup menu is entirely vegetarian with such features as our Dakota Smashed Pea and Barley Soup, Sedona Tortilla Soup, Asparagus Soup and the recently introduced Tuscan White Bean Minestrone.

Our sandwiches are offered on focaccia bread and our longstanding favorites such as the Grilled Dijon Chicken and Grilled Chicken Caesar have been complemented by recent additions such as the Cranberry Walnut Chicken Salad and the Chicken Club.

We recently introduced a “Small Cravings” menu to offer our guests the innovative flavors we are know for, but in smaller portions, inviting guests to explore the many tastes our restaurants offer. These items range in price from $3.99 to $6.49. Small Cravings include Asparagus & Arugula Salad, Crispy Artichoke Hearts, Buffalo Chicken, Sweet Corn Tamale Ravioli, White Corn Guacamole & Chips, Mediterranean Plate and a small traditional Wedge Salad with Applewood smoked bacon, chopped egg, fresh diced Roma tomatoes and blue cheese dressing.

We regularly review the sales mix of our menu items and replace lower selling items in each category with new menu items once or twice a year. Because of our ability to quickly adapt our menu, we believe that we are able to meet our customers’ changing tastes and expectations. Our entrees generally range in price from $6.49 to $17.99 and our average dine-in guest check is approximately $14.49, including alcoholic beverages.

Operations

Restaurant Management.    We currently have 32 regional directors who report to four regional vice presidents of operations. These regional vice presidents report to our Chief Operating Officer and Chief Financial Officer (“COO and CFO”), Susan M. Collyns. Each regional director oversees from five to nine restaurants and supervises the general manager for each restaurant within his or her area of control. The typical full service restaurant management team consists of a general manager, who oversees the entire operation of the restaurant, a kitchen manager and one to three other managers. Additionally, depending upon the size, location and sales volume of a restaurant, we may also employ another kitchen manager and/or another manager in the dining area. Most of our full service restaurants employ approximately 60 to 80 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The kitchen manager is responsible for product quality, food costs and kitchen labor costs. Our full service restaurants are generally open Sunday through Thursday from 11:00 a.m. until 10:00 p.m., and on Friday and Saturday from 11:00 a.m. until 11:00 p.m.

Training.    We strive to maintain quality and consistency in each of our restaurants through the careful training, development and supervision of personnel and the establishment of, and adherence to, high standards relating to service, food and beverage preparation, maintenance of facilities, quality and safety. We provide all new employees with complete orientation and training for their positions to ensure they are able to meet our high standards. Each location has certified trainers who provide classroom and on-the-job instruction. Employees are certified for their positions by passing a series of tests and evaluations. Our management training program lasts for 10 weeks and is completed in one of our more than 100 certified training restaurants. Management training includes service, kitchen and overall management responsibilities, with intense focus on food preparation, the essence of the California Pizza Kitchen experience. An extensive series of interactive modules and on-line quizzes are used in conjunction with on-the-job training. After spending the first eight weeks in their certified training restaurant, new managers spend the last two weeks of training in their home restaurant, working side-by-side with the general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future growth. In addition, we have detailed written operating procedures, standards and controls, finance modules, food and service quality assurance systems and safety programs. We regularly hold conference calls, workshops, rollout meetings, tutorials and updates for general managers and regional directors during which they receive financial information and additional training on food preparation, hospitality and other relevant topics. This same information is then communicated to all levels of management through the regional vice presidents and regional directors, ensuring that identical messages are communicated to each manager in our company.

When we open a new restaurant, we provide varying levels of training to each employee as necessary to ensure the smooth and efficient operation of a California Pizza Kitchen restaurant from the first day it opens to the public. Approximately two weeks prior to opening a new restaurant, our dedicated training/opening team travels to the location to begin intensive training of all new employees for that restaurant. Our training team remains on site during the first two weeks of operation. We believe this additional investment in our new restaurants is important since it helps us provide our customers with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of all new employees. Each region also has one regional training manager who periodically oversees the training processes in each location to ensure our industry-leading training standards are achieved for maximum consistency and brand strength.

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

Customer Satisfaction.    Customer satisfaction is critically important to us. To that end, we solicit and analyze our customers’ opinions through web-based surveying of guests every month, which is a vital tool in our quality control efforts from both a food quality and customer service perspective.

Marketing

Our communication strategy focuses on marketing the California Pizza Kitchen brand through many creative and non-traditional avenues. As one of the pioneers of premium pizza, we continue to benefit from national media attention featuring our co-founders and co-CEOs, Richard Rosenfield and Larry Flax, which we believe provides us with a significant competitive advantage. New restaurant openings, high-profile fundraisers and media events currently serve as the focal point of our public relations and media outreach efforts.

In 2009, we had sponsorship agreements with the Los Angeles Angels of Anaheim and the Los Angeles Kings to promote California Pizza Kitchen at Angel Stadium and STAPLES Center, respectively, and were the exclusive pizza provider at these venues. We expect to continue the arrangements with Angels Stadium and STAPLES Center in 2010.

During 2009, our public relations efforts led to coverage on a national level in numerous outlets including the BusinessWeek Magazine, ESPN The Magazine, Los Angeles Times, USA Today, Wall Street Journal, The View, FOX National News and CNBC Power Lunch. In addition, Company representatives were invited to demonstrate our creative menu items on local television programs in over 15 major markets, and the Company was written about in major daily newspapers from coast to coast. We were recently named the “#1 Most Recommended Casual Dining Chain” restaurant by Zocalo Group and MARC Research, “One of America’s Best 200 Small Companies” by Forbes Magazine, “Best Kids Menu in America” by Restaurant Hospitality Magazine and voted “Best Pizza,” “Best Salads” and “Best American Food” in a Honolulu Advertiser reader’s poll.

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

In 2008, the CPK Foundation partnered with Starlight Children’s Foundation on a national level to host twenty CPKids Camps each year through 2011 in cities across the country for Starlight children and their families. These camps will give seriously ill children and their families recreational opportunities outside of the hospital environment. In 2009, Starlight Children’s Foundation planned and executed twenty CPKids Camps in cities including Los Angeles, New York, Dallas, Denver, Seattle, San Francisco and San Diego that included outdoor games, crafts, music and performers. Local CPK restaurants provide lunch for all participants and employees volunteer as “Camp Counselors.”

During 2009, a total of approximately $1.0 million was donated to over 1500 local communities and children’s charities across the U.S. directly from our restaurants and through the CPK Foundation.

We conduct consumer research to monitor our customer satisfaction and we also engage, to a limited extent, in paid advertising for individual restaurant locations. Some of the mediums used include digital, billboards, kiosks and newspapers. In 2009, we continued our nationwide Thank You Card promotion, which awarded customers with free meals, discounts and various other prizes. We also utilize a variety of social media platforms including Twitter, Facebook and YouTube. On-going marketing efforts include business-to-business programs, CPKids programs with local schools and children’s organizations, hotel concierges and new resident programs. We utilize a variety of printed materials, including take-out and catering menus, mall employee pizza passes, take-out bag stuffers, check presenter inserts, Be Our Guest cards and electronic gift cards.

In 2009, we spent an aggregate of 1.1% of restaurant sales on marketing efforts. We expect to continue investing approximately 1.0% of restaurant sales in marketing efforts in 2010.

Company-owned Restaurant Expansion Strategy and Site Selection

We expect that full service restaurants will continue to represent the majority of our revenue growth in the near term, and our expansion strategy will focus primarily on further penetrating existing markets. As a result, we anticipate over the next several years that a majority of our new restaurants will be in existing markets. This clustering approach enables us to increase brand awareness and improve our operating and marketing efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations and provides us with the opportunity to leverage marketing costs over a greater number of restaurants. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known.

We believe that our site selection strategy is critical to our success, and we devote substantial effort to evaluating each potential site at the highest levels within our organization. We identify areas within our target markets that meet our demographic requirements, focusing on daytime and evening populations, shopping patterns, availability of personnel and household income levels. We only consider expanding to new markets that meet our strict demographic criteria. Our site selection criteria are flexible given that we operate restaurants in all types of regional shopping centers, lifestyle centers, entertainment centers, freestanding street locations in commercial and residential neighborhoods, office buildings and hotels. We have several long-standing relationships with major mall developers and owners and are therefore afforded the opportunity to negotiate multiple location deals.

We developed a “new” prototype full service restaurant in fiscal 2004 and have opened 86 new or remodeled restaurants under this format. Including these prototype locations, restaurants built beginning in 1998 and refreshened older locations, more than 90% of our restaurant base now has a warmer ambience environment that achieves higher value scores from guests compared to our original format.

Our locations include seven CPK/ASAP restaurants that compete in the fast casual market. In 2009, the Company began to transition certain company-owned CPK/ASAP locations to logo branding consistent with full service restaurants. We intend to either close or transition the remaining company-owned CPK/ASAP locations into full service restaurants in the future. Our portfolio of restaurants also includes LA Food Show Grill & Bar (“LA Food Show”) with one location in Manhattan Beach, California and one location in Beverly Hills, California.

Unit Level Economics

Typical full service prototype restaurants are approximately 5,800 square feet and have approximately 200 seats. New locations are primarily “inline” rather than “freestanding.” We are building fewer freestanding locations than previously but will continue to build freestanding locations if presented with unique opportunities. Consistent with reduced construction costs and our flexible format, costs on average are less than $2.6 million for inline restaurants. This excludes pre-opening costs, which average approximately $330,000 to $350,000 per restaurant. Full service restaurants opened in fiscal 2009 are approximately 5,600 square feet with approximately 200 seats.

Restaurant Franchise and Licensing Arrangements

As part of our strategy to expand and leverage the California Pizza Kitchen brand, we introduced and franchised the CPK/ASAP concept in 1996. Our franchised CPK/ASAP restaurants are designed specifically for the “grab and go” customer in non-traditional locations and are typically 600 to 1,000 square feet in size with a limited menu and common area seating. The HMSHost Corporation franchisee (“HMSHost”), operates 14 CPK/ASAP restaurants throughout the United States, primarily in airports, and one full service airport location. MGM Mirage operates one full service restaurant in The Mirage in Las Vegas, Nevada. In 2009, CPK opened a new quick-serve location at Hofstra University in Hempstead, New York. This location is the Company’s first location on a college campus and is operated by Compass LCS, LLC, a wholly-owned subsidiary of Compass Group USA, Inc, dba Lackmann Culinary Services.

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

As of March 17, 2010, we have seven international franchisees. One international franchisee operates seven full service restaurants with four in Hong Kong, China and one each in Indonesia, Singapore and Malaysia. We have two international franchisees who each operate seven full service restaurants in the Philippines and Mexico, respectively. Our fourth and fifth international franchisees operate one full service restaurant in Japan and Guam, respectively. The sixth international franchisee operates three full service restaurants in South Korea, and a seventh international franchisee operates one full service restaurant in Dubai, United Arab Emirates. In late 2009, the Company entered into an agreement with a new franchisee to expand into India with the first location scheduled to open in 2010.

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

Agreement with Kraft Pizza Company

In 1997, we entered into a trademark license agreement with Kraft Pizza Company (“Kraft”) pursuant to which we have licensed certain of our trademarks and proprietary recipes to Kraft for its use in manufacturing and distributing a line of California Pizza Kitchen premium frozen pizzas in the United States and Canada, including: The BBQ Recipe Chicken, Five-Cheese & Tomato, Garlic Chicken and Mushroom Pepperoni Sausage. In 2005, Kraft introduced the California Pizza Kitchen “Crispy Thin Crust” line with three popular California Pizza Kitchen pizzas: Sicilian, Margherita and White, on a Neapolitan-style crust. In 2006, Kraft expanded the California Pizza Kitchen Crispy Thin Crust line with two new pizzas, the Garlic Chicken and BBQ Recipe Chicken. In 2008, Kraft introduced a line of premium microwaveable “For One” pizzas, including the popular flavors Sicilian and BBQ Recipe Chicken. In March 2009, Kraft launched California Pizza Kitchen Flatbread Melts in four varieties: Chicken & Bacon Club, Chicken Santa Fe, Carne Asada, and Five Cheese & Spinach. In August of 2009 Kraft launched a line of premium products made with no preservatives, artificial flavors, or colors specifically for the natural food channel and Whole Foods Markets. The flavors launched included Tomato, Basil & Mozzarella, Pesto Chicken & Oven Roasted Tomatoes, and Roasted Peppers with Fontina Cheese. Our frozen products are currently sold in 50 states and the District of Columbia at approximately 20,000 points of distribution through select grocers.

We collect royalties based on a tiered schedule. The royalties are calculated as a percentage of wholesale sales of our premium frozen products. We received $7.7 million in royalties in fiscal 2009, an increase of 18% from fiscal 2008. Kraft is also obligated to spend a percentage of net sales on advertising and promotion of California Pizza Kitchen’s licensed products and possesses the first right of refusal on manufacturing and distributing new frozen product lines.

On March 2, 2010, Kraft Pizza Company was purchased by Nestle S.A., which assumed the obligations under the license agreement.

Management Information Systems

All of our restaurants use computerized information technology systems that are designed to improve operating efficiencies, provide field and corporate management timely access to financial and marketing data, reduce restaurant and corporate administrative time and expense, ensure compliance with federal and local legislation, and facilitate an enjoyable guest experience by allowing our guests to customize menu items, food preparation and payment options as desired. Our restaurant systems include a point-of-sale system, a labor scheduling and management application and an inventory usage analysis system. Our systems provide integrated online customer ordering via the Company website and text or mobile-web enabled devices. The data captured by our restaurant level systems include restaurant sales, cash and credit card receipts, quantities of each menu item sold, customer counts, daily labor expense and inventory movement. This information drives in-store reporting and analysis systems designed to help our management teams run their restaurants efficiently and profitably. Each week, every restaurant prepares a flash profit and loss statement that is compared to other relevant measures such as budget and prior year. Additionally, the information is transmitted to the corporate office on a daily basis for use by our corporate information systems.

In 2009, we deployed a sales performance reporting system. This suite of reports and alerts give operators the ability to effectively view store level metrics about category sales, guest count, check average and guest satisfaction. We also enhanced our “meal break” reporting technologies which allows our operators to track staff meals and breaks on a shift-by-shift basis to better ensure compliance. Our corporate information systems provide management with operating reports that show restaurant performance comparisons against items such as budget, prior year results and other company restaurants. Multiple reporting time frames are available, including current week, current accounting period and year-to-date. These systems allow us to closely monitor restaurant sales, cost of sales, labor expense and other restaurant trends on a daily, weekly and monthly basis. We believe these systems enable both restaurant and corporate management to adequately manage the operation and financial performance of our restaurants. Additionally, we believe the systems are scalable and flexible enough to accommodate or integrate with any technologies necessary to support new initiatives. We are also certified as being in compliance with the Payment Card Industry Data Security Standard requirements for Level 1 merchants.

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

In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines its daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved local vendors and our national master distributor. The kitchen manager also inspects all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We have competitively priced, high quality alternative manufacturers, vendors, growers and distributors available should the need arise.

Employees

As of January 3, 2010, we have approximately 14,600 employees, including approximately 190 employees located at our corporate headquarters. Our employees are not covered by any collective bargaining agreement. We consider our employee relations to be strong.

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

Availability of Reports

Our Internet address is www.cpk.com. At this Internet website we make available, free of charge, our Code of Ethics, proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, may impact aspects of our operations. During fiscal 2009, there were no material capital expenditures for environmental control devices and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips. However, we rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped employees.

Item 1A.    Risk Factors

Deteriorating economic conditions and financial markets are affecting consumer spending and may harm our business and operating results.

During 2010 and possibly beyond, the U.S. and global economies may continue to suffer the consequences of the downturn in economic activity. The restaurant industry is sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for the Company’s products. In addition, the recent turmoil in the financial markets has had an adverse effect on consumer spending patterns. There can be no assurances that government responses to the recessionary conditions will restore consumer confidence and increase consumer spending.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Our national master distributor delivers goods two to three times per week at a set, flat fee per case to all of our restaurants. Our contract with our national master distributor is up for renewal in July 2011, and there can be no guarantee that we will be able to renew this contract at the same or better terms. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

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

New information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our revenues.

Regulations and consumer eating habits may change as a result of new information, increases in disclosure requirements or attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. In addition, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. Efforts have been made to introduce similar legislation at the federal level. The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect guest demand for our concepts and have an adverse impact on our revenues.

Approximately 40 percent of our U.S. based restaurants are located in California. As a result, we are highly sensitive to negative economic conditions in that state.

Together with our franchisees, we currently operate a total of 88 restaurants in California (80 are company-owned and 8 are franchised locations). As a result, we are particularly susceptible to adverse trends and economic conditions in California. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

Our federal, state and local tax returns may, from time to time, be selected for audit by taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

The Company has a five-year $150.0 million revolving credit facility that expires in May 2013. The facility contains an uncommitted option to increase, subject to the satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The credit facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The availability and terms of additional financing are subject to a number of factors, some of which are beyond our control, including credit worthiness. See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for additional information concerning our credit facility. Our failure to maintain these covenants or the inability to renew the credit facility at maturity could have a material adverse effect on our future results and financial condition.

Our future revenue and earnings per share growth depends in part upon the growth of our royalty, license and franchise revenues, which depend on contract partners we do not control.

Our revenue and earnings per share growth from ancillary sources including license and franchise agreements depend, in part, upon the performance of contract partners acting independently. Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our brand, business and results of operations. The growth of our international franchise business depends in part upon our ability to find and attract quality franchisees. The growth of our domestic franchise business depends on air travel volume, as most of our domestic franchise locations are located in airports. Any events or factors that disrupt business or leisure air travel, including the current recession and threats of terrorist activity, could adversely impact our growth. A decline in ancillary revenues would have a material adverse impact on our growth, profitability and results of operations.

Our growth strategy requires us to open new restaurants at a measured pace. We may not be able to achieve our planned expansion due to factors outside our control, including the current economic environment.

We are pursuing a disciplined growth strategy that, to be successful, depends on our ability and the ability of our franchisees and licensees to open new restaurants and to operate these new restaurants on a profitable basis. Successful expansion depends on numerous factors, many of which are beyond our control, including: the hiring, training and retention of qualified operating personnel, especially managers; competition for restaurant sites; negotiation of favorable lease terms; timely development of new restaurants, including the availability of construction materials and labor; management of construction and development costs of new restaurants; securing required governmental approvals and permits; competition in our markets; and general economic conditions.

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

In the current adverse economic climate, landlords of properties in which we operate or plan to operate may become insolvent, may be unable to obtain financing, or be otherwise unable to discharge their obligations to us under their financing arrangements or our lease agreements. If our landlords fail to satisfy their obligations to us or cannot operate their businesses in the ordinary course, such failures may result in us delaying openings or terminating leases in these locations. In addition, other tenants at the properties in which we are located or have executed leases may delay their openings, fail to open or may cease operations. Decreases in total tenant occupancy in the properties in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

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

The success of our business continues to depend on the contributions of our co-founders and co-CEOs, Richard Rosenfield and Larry Flax, our COO and CFO Susan Collyns and certain other senior executives of the Company. The loss of the services of the co-CEOs, COO/CFO or other senior executives could have a material adverse effect on our business and plans for future development.

Our ability to attract and retain qualified management personnel may be harmed if we are unable to offer competitive compensation, including cash and equity awards. Our 2004 Omnibus Incentive Compensation Plan does not contain sufficient authorized shares to permit equity grants at similar levels as in the past. Our ability to offer equity awards in the future may be limited or nonexistent if our shareholders do not approve a new equity incentive plan.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage increased to $7.25 per hour effective July 24, 2009. Concurrently, many state minimum wage laws also changed whereby an employee is entitled to the greater of the state or federal minimum wage. Approximately 40% of our U.S. based restaurants are located in California where employees receive compensation equal to the California minimum wage, which was $8.00 per hour during fiscal 2009. During 2009, the District of Columbia and 30 states outside of California had minimum wage increases as the result of changes in legislation. Similar increases may be implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may increase the cost of labor and subsequently reduce our profitability.

Rising insurance costs could negatively impact profitability.

The rising cost of insurance (workers’ compensation insurance, general liability insurance, health insurance and directors and officers’ liability insurance) could have a negative impact on our profitability. We self-insure a substantial portion of our workers’ compensation and general liability costs and the occurrence of a greater frequency or amount of claims or increase in medical costs could have a negative impact on our profitability. Additionally, health insurance costs in general have risen significantly over the past few years. These increases could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Failure to meet market expectations for our financial performance will likely have a negative impact on the market price of our common stock.

If we fail to meet the market’s expectations for our financial performance, particularly with respect to comparable restaurant sales, revenues, operating margins and diluted earnings per share, a decline in the market price of California Pizza Kitchen, Inc. common stock will likely occur.

The market price of our common stock may also be affected by general stock market conditions, including the performance of broad-based stock market indices and exchanges. These conditions may result in stock market volatility, which in turn would likely impact the price of our common stock, as well as a sell-off in our common stock, both of which could be unrelated or disproportionate to changes in our operating performance.

There may be future sales or other dilution of our equity which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. Our Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Los Angeles, California. We occupy this facility under a lease, which was renewed effective September 1, 2002 and extends until August 2012 with an option to extend for an additional five years thereafter. We lease substantially all of our restaurant facilities, although we own one location each in Atlanta, Georgia; Alpharetta, Georgia; Grapevine, Texas; Scottsdale, Arizona; and Schaumburg, Illinois. A majority of our leases are for 10-year terms and include options to extend the terms. The majority of our leases also include tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Current Locations

As presented in the table below, as of March 17, 2010, we own, license or franchise 252 locations in 32 states and 9 foreign countries, of which 205 are company-owned and 47 operate under franchise or license arrangements. We franchise or license our concept to other restaurant operators including: HMSHost, which operates 14 CPK/ASAP restaurants and one full service restaurant; MGM Mirage, which operates one full service restaurant in a Las Vegas hotel-casino; seven international franchisees which currently operate a total of 27 full service restaurants in China, Dubai, Indonesia, Guam, Japan, Malaysia, Mexico, Philippines, Singapore, South Korea. We also have California Pizza Kitchen locations on two college campuses and at two domestic sports and entertainment venues that operate seasonally.

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants	Campus, Sports & Entertainment Venues (Seasonal)	Total Locations
Domestic
Alabama	2	—	—	—	2
Arizona	6	—	1	—	7
California	80	—	6	2	88
Colorado	6	—	—	—	6
Connecticut	3	—	—	—	3
Florida	13	—	2	—	15
Georgia	6	—	—	—	6
Hawaii	5	—	—	—	5
Illinois	9	—	—	—	9
Kansas	1	—	—	—	1
Kentucky	1	—	—	—	1
Louisiana	1	—	—	—	1
Maryland	4	—	—	—	4
Massachusetts	5	—	—	—	5
Michigan	6	—	—	—	6
Minnesota	3	—	1	—	4
Missouri	5	—	1	—	6
Nebraska	1	—	—	—	1
Nevada	2	2	—	—	4
New Jersey	4	—	—	—	4
New Mexico	1	—	—	—	1
New York	7	—	—	2	9
North Carolina	3	—	2	—	5
Ohio	3	—	—	—	3
Oregon	2	—	—	—	2
Pennsylvania	3	—	—	—	3
Tennessee	1	—	—	—	1

	Company-Owned Restaurants (1)	Franchised/ Licensed Full Service Restaurants	Franchised ASAP Restaurants	Campus, Sports & Entertainment Venues (Seasonal)	Total Locations
Texas	10	—	—	—	10
Utah	2	—	1	—	3
Virginia	6	—	—	—	6
Washington	3	—	—	—	3
Wisconsin	1	—	—	—	1

International
Dubai, United Arab Emirates	—	1	—	—	1
Guam	—	1	—	—	1
Hong Kong, China	—	4	—	—	4
Indonesia	—	1	—	—	1
Japan	—	1	—	—	1
Malaysia	—	1	—	—	1
Mexico	—	7	—	—	7
Philippines	—	7	—	—	7
Singapore	—	1	—	—	1
South Korea	—	3	—	—	3

Totals as of March 17, 2010	205	29	14	4	252

Item 3.    Legal Proceedings

We are subject to certain private lawsuits (including purported class action suits), administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are found to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

Item 4.    Reserved

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “CPKI.” The following table sets forth, for the two most recent fiscal years, the high and low sales prices as reported on NASDAQ:

	High	Low
Fiscal 2008:
First Quarter	$16.00	$9.32
Second Quarter	$16.91	$11.67
Third Quarter	$15.92	$10.56
Fourth Quarter	$15.01	$5.24
Fiscal 2009:
First Quarter	$14.68	$8.03
Second Quarter	$17.44	$12.34
Third Quarter	$17.13	$12.83
Fourth Quarter	$16.55	$12.29

As of March 17, 2010, there were approximately 158 holders of record of our common stock. On March 17, 2010, the last sale price reported on NASDAQ for our common stock was $17.26 per share.

Performance Graph

Set forth below is a line graph comparing the total return on an indexed basis of a $100 investment in our common stock with (a) the NASDAQ Composite and (b) a selected stock list for the period commencing December 31, 2004 through December 31, 2009, the last trading day before our fiscal year end January 3, 2010.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

Company/Index/ Market	12/31/2004	7/01/2005	12/31/2005	6/30/2006	12/31/2006	6/30/2007	12/28/2007	6/27/2008	12/26/2008	6/26/2009	12/31/2009
California Pizza Kitchen, Inc.	$100.00	$115.43	$138.99	$119.47	$144.81	$140.08	$100.16	$77.53	$63.84	$86.53	$87.71
NASDAQ Composite Index	$100.00	$95.32	$102.40	$101.39	$113.01	$122.20	$125.97	$109.48	$72.69	$87.80	$108.88
S&P 600 Restaurants Index	$100.00	$107.38	$102.52	$102.92	$114.03	$108.30	$83.29	$75.50	$59.89	$77.35	$83.74

Dividend Policy

We currently retain all earnings for the operation and expansion of our business. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our credit agreement, and other factors deemed relevant by our Board. In May 2008, the Company entered into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks. The Facility states that we may declare and pay cash dividends and distributions to our stockholders if we are not in default and if we maintain a maximum lease adjusted leverage ratio of less than 3.5 to 1, as defined in the agreement.

Equity Compensation Plan Information

Information about California Pizza Kitchen’s equity compensation plans at January 3, 2010 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	5,716,423	$15.82	350,208
Equity compensation plans not approved by security holders	—	—	—

Total	5,716,423	$15.82	350,208

(1)	Consists of two California Pizza Kitchen compensation plans: 1998 Stock-Based Incentive Compensation Plan and 2004 Omnibus Incentive Compensation Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2009, the Company made no purchases of California Pizza Kitchen, Inc. common stock.

Item 6.    Selected Financial Data

The following selected consolidated financial and operating data for each of the five fiscal years preceding the period ended January 3, 2010 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(in thousands, except store data, per share data and operating data)

	Fiscal Year
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues:
Restaurant sales	$652,185	$665,616	$624,324	$547,968	$474,738
Royalties from Kraft licensing agreement	7,739	6,580	4,710	3,691	2,028
Domestic franchise revenues	2,684	2,757	2,460	2,138	2,083
International franchise revenues	2,078	2,121	1,390	804	750

Total revenues	664,686	677,074	632,884	554,601	479,599
Costs and expenses:
Food, beverage and paper supplies	154,181	165,526	153,954	135,848	118,480
Labor (1)	247,350	247,276	228,664	199,744	173,751
Direct operating and occupancy	141,973	140,367	124,476	108,558	92,827

Cost of sales	543,504	553,169	507,094	444,150	385,058
General and administrative (2)	52,400	52,378	48,391	43,320	36,298
Pre-opening costs	1,843	4,478	7,167	6,964	4,051

Operating income before depreciation and amortization, impairment, store closure and legal costs (3)	66,939	67,049	70,232	60,167	54,192

Depreciation and amortization	40,181	40,299	37,146	29,489	25,440
Loss on impairment of property and equipment	22,941	13,336	—	—	1,160
Store closure costs	539	1,033	9,269	707	152
Legal settlement costs	—	—	2,300	—	600

Total costs and expenses	661,408	664,693	611,367	524,630	452,759

Operating income	3,278	12,381	21,517	29,971	26,840

Other (expense) income:
Interest (expense) income, net	(788)	(1,324)	(73)	718	739
Other income	—	—	—	—	1,105
Equity in loss of unconsolidated joint venture	—	—	—	—	(22)

Total other (expense) income	(788)	(1,324)	(73)	718	1,822

Income before income tax provision	2,490	11,057	21,444	30,689	28,662
Income tax provision (benefit)	(2,091)	2,395	6,660	9,689	9,172

Net income	$4,581	$8,662	$14,784	$21,000	$19,490

Net income per common share (4):
Basic	$0.19	$0.34	$0.51	$0.72	$0.67
Diluted	$0.19	$0.34	$0.50	$0.70	$0.66

Shares used in calculating net income per common share (4):
Basic	24,064	25,193	28,843	29,118	29,068
Diluted	24,143	25,211	29,609	29,818	29,607

Selected Operating Data:
Locations open at end of year	253	252	231	205	188
Company-owned restaurants open at end of year	205	204	193	176	157
Average weekly company-owned full service restaurant sales	$61,029	$65,481	$67,461	$65,406	$62,383
18-month comparable company-owned full service restaurant sales change	-6.6%	-2.0%	3.8%	5.9%	7.5%

	As of the Fiscal Year Ended
	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
Cash and cash equivalents	$21,424	$14,392	$10,795	$8,187	$11,272
Marketable securities	—	—	—	—	11,408
Total assets	350,258	368,413	367,128	310,513	274,254
Total debt, including current portion	22,300	74,000	21,000	—	—
Stockholders' equity	189,250	174,532	218,137	208,343	197,336

(1)	Labor expense for fiscal years 2009, 2008, 2007 and 2006 include approximately $475,000, $722,000, $849,000 and $917,000 of stock-based compensation, respectively, compared to none in fiscal year 2005.
(2)	General and administrative expense for fiscal years 2009, 2008, 2007, 2006 and 2005 include approximately $6.4 million, $6.1 million, $5.8 million, $5.0 million and $3.6 million of stock-based compensation, respectively.
(3)	This is a non-GAAP measure and is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. We believe this measure provides additional information to facilitate the comparison of our past and present financial results and provides an additional means for investors to evaluate business performance. However, use of this measure should not be construed as an indication that our future results will be unaffected by similarly excluded items.
(4)	See Notes 2 and 13 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate the net income per common share and shares used in computing net income per common share, basic and diluted. The Company effected a 3-for-2 stock split on June 19, 2007. All references to shares have been adjusted accordingly.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 17, 2010, we own, license or franchise 252 locations in 32 states and 9 foreign countries, of which 205 are company-owned and operate under the names “California Pizza Kitchen,” “California Pizza Kitchen ASAP,” and “LA Food Show” and the remaining 47 of which operate under franchise or license arrangements. During our nearly 25 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our concept was, and still remains, to take our customers’ favorite food cravings and put them on a pizza—to figuratively “put the world on a pizza.”

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

We introduced our new prototype full service restaurant in fiscal 2004, which was larger than our former prototype. The new prototype is approximately 5,800 square feet, has approximately 200 indoor and outdoor seats and has been designed to create a more comfortable experience to enhance our dinner business. Costs on average are less than $2.6 million for inline restaurants, our predominant structural environment. This excludes pre-opening costs, which average approximately $330,000 to $350,000 per restaurant.

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

Our revenues are comprised of restaurant sales, license fees, domestic franchise royalties and international franchise royalties. Our restaurant sales are comprised almost entirely of food and beverage sales; license fees are from our trademark license agreement with Kraft; and domestic and international franchise royalties consist of monthly royalty income and initial franchise fees.

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

In calculating comparable company-owned full service restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of January 3, 2010, we had 186 company-owned restaurants that met this criterion.

Results of Operations

Operating results for fiscal years 2009, 2008 and 2007 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	2009	2008	2007
Statement of Operations Data:
Revenues:
Restaurant sales	98.1%	98.3%	98.6%
Royalties from Kraft licensing agreement	1.2	1.0	0.8
Domestic franchise revenues	0.4	0.4	0.4
International franchise revenues	0.3	0.3	0.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Food, beverage and paper supplies	23.6	24.9	24.7
Labor (1)	37.9	37.1	36.6
Direct operating and occupancy	21.8	21.1	19.9

Cost of sales	83.3	83.1	81.2
General and administrative (2)	7.9	7.7	7.6
Pre-opening costs	0.3	0.7	1.1

Operating income before depreciation and amortization, impairment, store closure and legal costs (3)	10.1	10.0	11.2

Depreciation and amortization	6.0	6.0	5.9
Loss on impairment of property and equipment	3.5	2.0	—
Store closure costs	0.1	0.2	1.5
Legal settlement costs	—	—	0.4

Total costs and expenses	99.5	98.2	96.6

Operating income	0.5	1.8	3.4
Interest (expense) income	(0.1)	(0.2)	—

Income before income tax provision	0.4	1.6	3.4
Income tax provision	(0.3)	0.3	1.1

Net income	0.7%	1.3%	2.3%

(1)	Labor percentage includes approximately 10 basis points of stock-based compensation in each of the fiscal years 2009, 2008 and 2007.
(2)	General and administrative percentage includes approximately 100, 90 and 90 basis points of stock-based compensation in fiscal years 2009, 2008 and 2007, respectively.
(3)	This is a non-GAAP measure and is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. We believe this measure provides additional information to facilitate the comparison of our past and present financial results and provides an additional means for investors to evaluate business performance. However, use of this measure should not be construed as an indication that our future results will be unaffected by similarly excluded items.

2009 (53 weeks) Compared to 2008 (52 weeks)

Total Revenues.    Fiscal 2009 was a 53 week year compared to 52 weeks in 2008. The fourth quarter of 2009 included 14 weeks and all other quarters in 2009 were 13 weeks. Total revenues decreased by $12.4 million, or 1.8%, to $664.7 million in 2009 from $677.1 million in 2008 due to a $13.4 million decrease in restaurant sales and a $0.1 million decrease in domestic and international franchise revenues partially offset by a $1.1 million increase in Kraft royalties. Comparable restaurant sales declined 6.6%, which was driven by a 2.6% increase in pricing, 0.2% increase in mix and a 9.4% decrease in guest counts. We believe the reduced restaurant traffic was primarily due to macroeconomic factors impacting the casual dining industry as a whole. The slight decrease in domestic and international franchise revenues was the result of lower initial franchise fees in 2009 compared to 2008; our partners opened five locations in 2009 compared to ten locations in 2008. Royalties from our Kraft licensing agreement increased 17.6% to $7.7 million in 2009 from $6.6 million in 2008 due to higher sales of our frozen products.

Food, beverage and paper supplies.    Food, beverage and paper supplies decreased by $11.3 million, or 6.9%, to $154.2 million in 2009 from $165.5 million in 2008. Food, beverage and paper supplies as a percentage of restaurant sales decreased to 23.6% in 2009 from 24.9% in the prior year. The decrease as a percentage of sales was primarily due to reduced pricing in dairy, produce and grocery as well as productivity improvements associated with our initiatives to reduce the variance between actual and theoretical food costs.

Labor.    Labor increased $0.1 million to $247.4 million in 2009 from $247.3 million in 2008. As a percentage of restaurant sales, labor increased to 37.9% in 2009 from 37.1% in the prior year. The increase in labor as a percentage of restaurant sales was due to lower comparable sales and associated deleveraging of fixed costs, minimum wage increases across our hourly labor base in 25 states and increases in payroll taxes as tax rates reset to higher levels for calendar year 2010 which began in the last two weeks of fiscal 2009. Stock-based compensation included in labor totaled $0.5 million in 2009 compared to $0.7 million in 2008.

Direct operating and occupancy.    Direct operating and occupancy increased by $1.6 million, or 1.1%, to $142.0 million in 2009 from $140.4 million in 2008. Direct operating and occupancy as a percentage of restaurant sales increased to 21.8% in 2009 from 21.1% in the prior year. The increase in direct operating and occupancy expenses was principally the result of increased rent expenses due to the inclusion of the renewal option period in the lease term for certain locations offset by improved management of utility expenses and lower delivery charges.

General and administrative.    General and administrative costs remained flat year over year at $52.4 million in both 2009 and 2008. General and administrative costs as a percentage of total revenue slightly increased to 7.9% in 2009 from 7.7% in the prior year. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales. Stock-based compensation included in general and administrative expenses totaled $6.4 million in 2009 compared to $6.1 million in 2008.

Depreciation and amortization.    Depreciation and amortization decreased $0.1 million, or 0.3%, to $40.2 million in 2009 from $40.3 million in 2008. The decrease in depreciation expense is primarily the result of lower depreciation due to the nine stores impaired at the end of 2008 offset by depreciation incurred for the five new stores opened in 2009.

Pre-opening costs.    Pre-opening costs decreased $2.6 million, or 58.8%, to $1.9 million in 2009 from $4.5 million in 2008. The decrease was chiefly attributable to the opening of five full service restaurants in 2009 compared to 13 full service restaurants opened in 2008. Pre-opening costs include $0.3 million and $1.1 million in 2009 and 2008, respectively, related to rent expense incurred during the restaurants’ construction periods.

Loss on impairment of property and equipment.    We incurred a loss on impairment of property and equipment in 2009 of $22.9 million compared to $13.3 million in 2008. The increase of $9.6 million in loss on impairment of property and equipment represented the impairment of 13 full service restaurants in 2009 compared to three CPK/ASAPs and seven full service restaurants in 2008.

Store closure costs.    Store closure costs decreased by $0.5 million, or 47.8%, to $0.5 million in 2009 from $1.0 million in 2008. In 2009, we closed two locations that were each near the end of its lease term compared to 2008 whereby store closure costs represented early termination costs.

Interest expense, net.    Net interest expense decreased to $0.8 million in 2009 from $1.3 million in 2008. Interest expense primarily relates to lower borrowings against our line of credit in 2009 compared to 2008. In addition, favorable interest rates reduced net interest expense.

Income tax provision.    The effective income tax rate was -84.0% for 2009 compared to 21.7% for 2008. We are currently in an income tax rate benefit position as the result of significant FICA and state tax credits for 2009 due to lower earnings before taxes after the loss on impairment of property and equipment and store closure charges.

Net income.    Net income decreased by $4.1 million, or 47.1%, to $4.6 million in 2009 from $8.7 million in 2008. Net income as a percentage of revenues decreased to 0.7% in 2009 from 1.3% in 2008. The decrease as a percentage of revenues was primarily due to increased loss on impairment of property and equipment.

2008 Compared to 2007

Total Revenues.    Total revenues increased by $44.2 million, or 7.0%, to $677.1 million in 2008 from $632.9 million in 2007 due to a $41.3 million increase in restaurant sales and a $2.9 million increase in royalties and franchise revenues. The increase in restaurant sales was due to the 13 full service restaurants that opened in 2008. The 18-month comparable base restaurant decrease was 2.0%, which was driven by a 4.3% increase in pricing, 0.4% decrease in mix and a 5.9% decrease in guest counts. Royalties from our Kraft licensing agreement for the distribution of our frozen pizza increased 40.4% to $6.6 million in 2008 from $4.7 million in 2007. Domestic franchise revenues increased 12.0% to $2.8 million in 2008 from $2.5 million in 2007 and international franchise revenues increased 50.0% to $2.1 million in 2008 from $1.4 million in 2007.

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

Depreciation and amortization.    Depreciation and amortization increased by $3.2 million, or 8.6%, to $40.3 million in 2008 from $37.1 million in 2007. The increase in 2008 was primarily due to the addition of 13 full service restaurants in the fiscal year. This was partially offset by a decrease in depreciation expense of $3,915 due to a change in accounting estimate which extended the useful lives of certain leaseholds from 10 to 15 years. We added 17 full service restaurants and one CPK/ASAP in 2007.

Pre-opening costs.    Pre-opening costs decreased by $2.7 million to $4.5 million in 2008 from $7.2 million in 2007. The decrease was primarily due to the 13 full service restaurants that opened in 2008 compared to the 17 full service restaurants and one CPK/ASAP that opened in 2007.

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

In 2010, we plan to open as many as eight full service restaurants, eight international full service franchised restaurants and five domestic franchised restaurants. We expect earnings per share in the range of $0.68-$0.73 per diluted share based on comparable restaurant sales of between negative 2% and 0%. We expect to utilize our free cash flow to repay our credit line borrowings.

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

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the fiscal years 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Net cash provided by operating activities	$81,535	$66,215	$77,150
Net cash used in investing activities	(25,748)	(56,601)	(83,433)
Net cash (used in) provided by financing activities	(48,755)	(6,017)	8,891

Net increase in cash and cash equivalents	$7,032	$3,597	$2,608

Operating activities.    We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. In 2009, net cash provided by operating activities was $81.5 million compared to $66.2 million in 2008 and $77.2 million in 2007. Net cash provided by operating activities exceeded net income in each of the years presented primarily because of the effects of depreciation and amortization, loss on impairment of property and equipment and non-cash compensation charges. Other than effects of changes in non-cash items, net cash provided by operating activities was higher in 2009 than in 2008 primarily due to an increase in cash provided by deferred gift card revenue and a decreased use of cash for accounts payable, other operating liabilities, deferred tax assets and intangible assets. These changes were offset by a decrease in cash provided by other receivables and deferred rent credits and an increased use of cash for prepaid expenses and other assets.

Investing activities.    We use working capital and borrowings from our line of credit to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities, which was related almost entirely to capital expenditures, was $25.7 million in 2009 compared to $56.6 million in 2008 and $83.4 million in 2007. Capital expenditures in 2009 resulted from $10.8 million incurred on new restaurants and $15.0 million incurred on capitalized maintenance, remodeling and other costs. We opened 5 full service restaurants in 2009 compared to 13 full service restaurants in 2008.

Financing activities.    Net cash used in financing activities was $48.8 million in 2009 compared to $6.0 million in 2008 and net cash provided by financing activities of $8.9 million in 2007. In 2009, the Company had net repayments on the credit facility of $51.7 million compared to net borrowings on the credit facility in 2008 and 2007 of $53.0 million and $21.0 million, respectively. Net proceeds from issuance of common stock were $3.4 million for 2009, $1.7 million for 2008 and $4.3 million for 2007 and consisted of purchases under our employee stock purchase plan of $0.9 million for 2009 and $1.0 million for 2008 and 2007 and common stock option exercises of $2.5 million, $0.7 million and $3.4 million, respectively. While there were no stock repurchases in 2009, we used $60.7 million for 2008 and $16.8 million for 2007 to buy back shares of our common stock.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock may be repurchased from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate of $50.0 million completed the August 2007 Program.

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock may be repurchased from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program. The Company did not repurchase any shares in 2009 under the July 2008 Program. As of January 3, 2010 the Company has $39.3 million remaining on its repurchase authorization.

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

Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of January 3, 2010, the Company had borrowings outstanding under the Facility totaling $22.3 million with an average annual interest rate of 1.69%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of January 3, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $121.1 million as of January 3, 2010. The Facility matures in May 2013. As of January 3, 2010, the Company is in compliance with all debt covenants. The Company expects to use any excess capital generated in 2010 to pay down debt.

Future capital requirements.    Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, failure to maintain financial covenants under our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of January 3, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of January 3, 2010, the Company had cash and cash equivalents of $21.4 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time the Company also has a range of approximately $5.0 million to $15.0 million in its operating accounts with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 3, 2010, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Commitments

The following table summarizes our contractual commitments as of January 3, 2010 (in millions):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$241.4	$39.7	$73.6	$56.2	$71.9
Long-term debt (2)	22.3	—	—	22.3	—
Purchase obligations (3)	1.7	1.7	—	—	—
FIN 48 liability (4)	—	—	—	—	—

	$265.4	$41.4	$73.6	$78.5	$71.9

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.
(2)	Long-term debt represents the amount outstanding under the Credit Facility and does not include interest due to the uncertainty of future interest rates.
(3)	Purchase obligations represents estimated construction commitments and excludes agreements that are cancelable without significant penalty.
(4)	Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at January 3, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $9.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require the greatest amount of subjective or complex judgments by management. Such judgment may result in materially different amounts being reported under different conditions or using different assumptions.

Stock-Based Compensation

We account for stock-based compensation, including stock option grants and restricted stock awards, based on fair value measurement guidance. We use the Black-Scholes valuation model, which requires the use of subjective assumptions, including 1) the expected term vested options will be held before exercise, 2) common stock price volatility over the expected term, and 3) the number of options and restricted stock awards that will ultimately not vest (“forfeiture rate”). Changes in these assumptions can materially affect fair value and our estimates of stock-based compensation, ultimately affecting expense recognized in the consolidated statements of income.

Long-Lived Asset Impairments

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, at least quarterly. We assess recoverability of long-lived assets at the restaurant level based on historical and estimated future cash flows along with other factors. Management has determined that restaurants open at least one year that demonstrate operating cash flows of less than a defined target over the period since opening should be evaluated for possible impairment. Based on the restaurant’s future restaurant cash flow projections, future operating plans and other qualitative factors, we may recognize an impairment charge determined as the amount by which the asset carrying value exceeds fair value, which is based on discounted future cash flows.

Estimates of future cash flows are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

Leases

All of our restaurant leases are currently classified as operating leases. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. We recognize rent over the lease term, which includes the “rent holiday period”, defined as the period from date of possession through store opening, during which no cash rent payments are typically due under terms of the lease. Rent expense from the date of possession through the restaurant opening date is included in pre-opening expenses. Any delay in store opening can affect the rent holiday period, subsequently affecting the amount of pre-opening expense and post-opening, occupancy costs.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. Many of our leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. Our total occupancy costs can vary due to fluctuations in contingent rents based on restaurant sales.

Management applies judgment in determining whether a lease term should include option periods. Differences in estimated lease terms could materially affect amounts of rent expense, amortization of deferred rent credits related to tenant improvement allowances, and depreciation expense.

Property and Equipment

Property and equipment is recorded at cost net of accumulated depreciation. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The cost of repairs and maintenance is expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized. Management applies judgment in determining the useful life of property and equipment and in classifying expenditures as capital or expense items. Depreciation expense and direct operating costs could be materially different if management came to different conclusions.

Self-Insurance

We are self-insured for a significant portion of our employee workers’ compensation, general liability, automobile and health insurance obligations. We maintain stop-loss coverage with third party insurers to limit our total exposure. The accrued liabilities associated with these programs are based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual claims, including the frequency or amount of claims, differ from our assumptions and estimates, changes in our liabilities would impact the expense recorded in our consolidated statements of income.

Goodwill

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. We test for recoverability of goodwill based on both a discounted cash flow analysis and multiple of earnings analysis comparing the fair value of the reporting unit to the carrying value. This analysis requires management to make assumptions about future revenues and expenses, rate of return, and market risk, among other factors. Changes in estimates of growth and market conditions may impact the fair value of the reporting unit and consequently the recorded value of goodwill.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities. Our estimates include effective state and local income tax rates, allowable tax credits for items such as taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time we prepare our income tax provision. We typically file our income tax returns six to nine months after our fiscal year-end. Income tax returns may be audited by federal, state and local governments, often years after the returns are filed, making them subject to adjustment due to differing interpretations of tax law.

We review our uncertain tax positions on a quarterly basis, adding any new uncertain positions, or adjusting or removing existing positions that have been resolved. Management makes significant assumptions in evaluating its tax positions, including estimating the amount, timing and likelihood of ultimate resolution. Actual results can vary from these estimates, leading to material differences in our tax expense.

New Accounting Standards

See the Recent Accounting Pronouncements section of Note 2 to our consolidated financial statements for a summary of new accounting standards.

Inflation

Our profitability depends, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Many of our restaurant employees are paid hourly rates equivalent to the higher of their states' or the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2009. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of January 3, 2010, we did not hold any marketable securities in our cash and cash equivalents or other current assets. However, we are subjected to market risk related to our investments in mutual funds and corporate owned life insurance contracts (“COLI”) used to support our deferred compensation Executive Retirement Savings Plan (“ERSP”) to the extent these investments are not equivalent to the related liability. The full impact of gains or losses in marketable securities related to the program is reflected in net income. Activity within the COLI investments is generally not subject to income tax.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (LIBOR) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of January 3, 2010, the Company had borrowings outstanding under the Facility totaling $22.3 million with an average annual interest rate of 1.69%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of January 3, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $121.1 million as of January 3, 2010. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of January 3, 2010. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of January 3, 2010, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $55,750. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of January  3, 2010 with no subsequent change in rates for the remainder of the period.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements we are required to file hereunder are set forth on pages 41 through 64 of this report.

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 3, 2010, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of January 3, 2010.

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

We have assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making our assessment of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework . Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2010.

The effectiveness of our internal control over financial reporting as of January 3, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Change in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited California Pizza Kitchen, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). California Pizza Kitchen, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, California Pizza Kitchen, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of California Pizza Kitchen, Inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010 and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 19, 2010

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in Form 10-K/A to be filed within 120 days after the close of our fiscal year.

Item 11.    Executive Compensation

The information required by this item will be included in Form 10-K/A to be filed within 120 days after the close of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in Form 10-K/A to be filed within 120 days after the close of our fiscal year.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in Form 10-K/A to be filed within 120 days after the close of our fiscal year.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in Form 10-K/A to be filed within 120 days after the close of our fiscal year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of California Pizza Kitchen, Inc.

We have audited the accompanying consolidated balance sheets of California Pizza Kitchen, Inc. and Subsidiaries as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Pizza Kitchen, Inc. and Subsidiaries at January 3, 2010 and December 28, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), California Pizza Kitchen, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 19, 2010

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 3, 2010 and December 28, 2008

(in thousands, except for share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$21,424	$14,392
Other receivables	12,541	9,858
Inventories	5,557	5,410
Current deferred tax asset, net	7,076	5,990
Prepaid rent	4,957	33
Other prepaid expenses	2,031	1,840

Total current assets	53,586	37,523
Property and equipment, net	255,416	295,499
Noncurrent deferred tax asset, net	25,011	20,709
Goodwill	4,622	4,622
Other intangibles, net	4,714	4,858
Other assets	6,909	5,202

Total assets	$350,258	$368,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,263	$12,340
Accrued compensation and benefits	23,201	19,941
Accrued rent	19,287	18,821
Deferred rent credits	3,745	3,679
Other accrued liabilities	10,915	10,779
Deferred gift card revenue	20,640	9,683
Store closure reserve	326	138
Income taxes payable	—	4,129

Total current liabilities	89,377	79,510

Long-term debt	22,300	74,000
Other liabilities	7,728	5,244
Deferred rent credits, net of current portion	32,478	35,127
Income taxes payable, net of current portion	9,125	—
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock—$0.01 par value, 80,000,000 shares authorized, 24,195,800 and 23,865,164 shares issued and outstanding at January 3, 2010 and December 28, 2008, respectively	242	239
Additional paid-in capital	174,000	163,815
Retained earnings	15,008	10,478

Total stockholders’ equity	189,250	174,532

Total liabilities and stockholders’ equity	$350,258	$368,413

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended January 3, 2010, December 28, 2008 and December 30, 2007

(dollars in thousands, except for share data)

	2009	2008	2007
Revenues:
Restaurant sales	$652,185	$665,616	$624,324
Royalties from Kraft licensing agreement	7,739	6,580	4,710
Domestic franchise revenues	2,684	2,757	2,460
International franchise revenues	2,078	2,121	1,390

Total revenues	664,686	677,074	632,884
Costs and expenses:
Food, beverage and paper supplies	154,181	165,526	153,954
Labor	247,350	247,276	228,664
Direct operating and occupancy	141,973	140,367	124,476

Cost of sales	543,504	553,169	507,094
General and administrative	52,400	52,378	48,391
Depreciation and amortization	40,181	40,299	37,146
Pre-opening costs	1,843	4,478	7,167
Loss on impairment of property and equipment	22,941	13,336	—
Store closure costs	539	1,033	9,269
Legal settlement costs	—	—	2,300

Total costs and expenses	661,408	664,693	611,367

Operating income	3,278	12,381	21,517
Interest expense, net	(788)	(1,324)	(73)

Income before income tax provision (benefit)	2,490	11,057	21,444
Income tax provision (benefit)	(2,091)	2,395	6,660

Net income	$4,581	$8,662	$14,784

Net income per common share:
Basic	$0.19	$0.34	$0.51

Diluted	$0.19	$0.34	$0.50

Weighted average shares used in calculating net income per common share:
Basic	24,064	25,193	28,843

Diluted	24,143	25,211	29,609

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended January 3, 2010, December 28, 2008 and December 30, 2007

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Comprehensive Income	Total
	Shares	Amount
Balances at January 1, 2007	28,944,952	$289	$221,067	$(13,013)	$—	$208,343
Exercise of employee stock options	227,614	2	3,388	—	—	3,390
Issuance of common stock, under employee stock purchase plan	61,629	1	941	—	—	942
Shares repurchased through stock repurchase program	(876,613)	(9)	(16,760)	—	—	(16,769)
Issuance of restricted stock	—	—	1,607	—	—	1,607
Compensation expense	—	—	5,390	—	—	5,390
Tax benefit from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	405	—	—	405
Cumulative effect related to the adoption of FIN 48	—	—	—	45	—	45
Net income	—	—	—	14,784	—	14,784

Balances at December 30, 2007	28,357,582	283	216,038	1,816	—	218,137
Exercise of employee stock options	49,776	1	669	—	—	670
Issuance of common stock, under employee stock purchase plan	103,933	1	986	—	—	987
Shares repurchased through stock repurchase program	(4,676,671)	(47)	(60,627)	—	—	(60,674)
Issuance of restricted stock	30,544	1	1,045	—	—	1,046
Compensation expense	—	—	6,035	—	—	6,035
Tax benefit (deficiency) from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	(331)	—	—	(331)
Net income	—	—	—	8,662	—	8,662

Balances at December 28, 2008	23,865,164	239	163,815	10,478	—	174,532
Exercise of employee stock options	194,172	2	2,542	—	—	2,544
Issuance of common stock, under employee stock purchase plan	116,539	1	943	—	—	944
Shares withheld for taxes on restricted stock vesting	(9,336)	—	(126)	—	—	(126)
Issuance of restricted stock, net of forfeitures	29,261	—	413	—	—	413
Compensation expense	—	—	6,741	—	—	6,741
Tax benefit (deficiency) from employee stock option exercises and employee stock purchase plan disqualifying dispositions	—	—	(417)	—	—	(417)
Dissolution of limited partnership	—	—	89	(51)		38
Net income	—	—	—	4,581	—	4,581

Balances at January 3, 2010	24,195,800	$242	$174,000	$15,008	$—	$189,250

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended January 3, 2010, December 28, 2008 and December 30, 2007

(in thousands)

	2009	2008	2007
Operating activities:
Net income	$4,581	$8,662	$14,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,181	40,299	37,146
Non-cash compensation expense	7,154	7,081	6,997
Loss on impairment of property and equipment	22,941	13,336	—
Tax (benefit) deficiency from employee stock option exercises	417	331	(328)
Store closure costs	539	1,033	6,959
Amortization of deferred rent credits	(3,772)	(3,878)	(5,422)
Changes in operating assets and liabilities:
Other receivables	(2,683)	2,493	(4,475)
Inventories	(147)	(216)	(449)
Prepaid expenses and other assets	(6,821)	4,313	(2,407)
Net deferred tax assets	(5,388)	(6,263)	(3,525)
Liquor licenses	2	(845)	(272)
Accounts payable	1,556	(3,260)	2,275
Accrued liabilities	8,723	2,707	6,977
Deferred gift card revenue	10,957	1,669	3,248
Other liabilities	2,106	(3,397)	1,666
Deferred rent credits	1,189	2,150	13,976

Net cash provided by operating activities	81,535	66,215	77,150
Investing activities:
Capital expenditures *	(25,786)	(56,601)	(83,433)
Dissolution of limited partnership	38	—	—

Net cash used in investing activities	(25,748)	(56,601)	(83,433)
Financing activities:
Borrowings on credit facility	21,250	142,000	22,000
Repayments on credit facility	(72,950)	(89,000)	(1,000)
Net proceeds from issuance of common stock	3,362	1,657	4,332
Stock repurchases	—	(60,674)	(16,769)
Tax benefit (deficiency) from option exercise	(417)	—	328

Net cash (used in) provided by financing activities	(48,755)	(6,017)	8,891

Net increase in cash and cash equivalents	7,032	3,597	2,608
Cash and cash equivalents at beginning of period	14,392	10,795	8,187

Cash and cash equivalents at end of period	$21,424	$14,392	$10,795

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,293	$7,712	$16,166

Cash paid during the period for interest	$1,199	$2,125	$266

Supplemental disclosure of non-cash investing activities:
* Change in property, plant and equipment included in accounts payable and other accrued liabilities	$2,917	$3,611	$7,829

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 3, 2010, December 28, 2008 and December 30, 2007

(in thousands, except for share and per share data)

1.    Description of Business

As of January 3, 2010, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (the “Company”) owns, operates, licenses or franchises 253 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 32 states and 9 foreign countries, of which 205 are company-owned and 48 operate under franchise or license arrangements.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

The following amounts were reclassified in the balance sheet:

Amount	2008 Presentation	2009 Presentation of 2008 Amounts
$ 4,622	Goodwill and other intangibles	Goodwill
4,858	Goodwill and other intangibles	Other intangible assets

The following amounts were reclassified in the statement of cash flows:

Amount	2008 Presentation	2009 Presentation of 2008 Amounts
$ 1,669	Accrued liabilities	Deferred gift card revenue
(89,000)	Borrowings on line of credit	Repayments on credit facility

Amount	2007 Presentation	2009 Presentation of 2007 Amounts
$ 3,248	Accrued liabilities	Deferred gift card revenue
(1,000)	Borrowings on line of credit	Repayments on credit facility

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal year 2009 covered 53 weeks while the fiscal years 2008 and 2007 each covered 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. We also consider accounts receivable from credit card processors to be cash equivalents because they are both short-term and highly liquid in nature and are converted to cash within three days of sales transactions. Cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents at January 3, 2010 and December 28, 2008 consisted of money market fund investments and amounts receivable from credit card processors for sales.

Investments

We hold investments in mutual funds and corporate owned life insurance contracts (“COLI”) to support our deferred compensation Executive Retirement Savings Plan (“ERSP”). These securities, included in other assets on the consolidated balance sheets, are classified as trading securities and gains or losses related to the program are reflected in net income. Activity within the COLI investments is generally not subject to income tax. We did not hold any marketable securities as of January 3, 2010.

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

Property and Equipment

Property and equipment is recorded at cost, including capitalized interest during the construction period, less accumulated depreciation. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The lives for furniture, fixtures and equipment are 5 or 10 years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related lease. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized. Depreciation and amortization expense includes the depreciation and amortization of fixed assets, gains and losses on the disposal of assets and the amortization of intangible assets with definite lives.

In 2008, after an evaluation and analysis of all of our leases, unit performance, relationships with landlords and a fixed asset review, we now include the renewal option period in our calculation of lease term where the exercise of the option period is probable and failure to exercise such option would result in an economic penalty. As such, the depreciable lives of certain leaseholds were extended from 10 to 15 years. To provide consistency with elements of occupancy cost calculated using the lease term, the period over which straight-line rent and the amortization of deferred rent credits is calculated was also extended. These changes were accounted for as a

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in accounting estimate. In 2008, this change resulted in a decrease in depreciation expense of $3.9 million, an increase in rent expense of $3.9 million, a decrease in operating income of $18,000 and no impact on earnings per share.

Goodwill and Intangible Assets

Goodwill represents the residual purchase price after allocation of the purchase price of net assets acquired. Goodwill is not allocated below the reporting unit level. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with indefinite lives primarily represent the cost of transferable liquor licenses. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

The Company tests for impairment of goodwill and indefinite-lived intangible assets at a minimum on an annual basis. Impairment tests are performed with respect to goodwill at the reporting unit level. The Company reviews the recoverability of goodwill based on the results of a discounted cash flow analysis and multiple of earnings analysis which compares fair value of the reporting unit to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of January 3, 2010, management determined there was no impairment of goodwill or indefinite-life intangible assets. There can be no assurance that future impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, but at least quarterly. Factors considered important that could trigger an impairment review include a significant underperformance of a restaurant relative to expected operating results, a significant change in the manner of use of the asset or a significant negative industry or economic trend. We assess recoverability of long-lived assets at the restaurant level based on historical and estimated future cash flows along with other factors. Management has determined that restaurants open at least one year that demonstrate operating cash flows of less than a defined target over the period since opening should be evaluated for possible impairment. Based on the restaurant’s future restaurant cash flow projections, future operating plans and other qualitative factors, we may recognize an impairment charge determined as the amount by which the asset carrying value exceeds fair value, which is based on discounted future cash flows.

Estimates of future cash flows are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation. Such changes may lead to a greater number of restaurants under impairment review and possible impairment charges in the future.

Self-Insurance

The Company is self-insured for a significant portion of its employee workers’ compensation, general liability, automobile and health insurance obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liabilities associated with these programs are based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actual trends, including the severity or frequency of claims, differ from our estimates, adjustments to our liabilities could be required.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. See Note 10 for information regarding changes in our unrecognized tax benefits during fiscal 2009.

Revenue Recognition

Revenues from the operation of company-owned restaurants are recognized when sales occur. Royalty fees from our licensing agreement with Kraft Pizza Company (“Kraft”) are recognized on a quarterly basis and are based on a percentage of Kraft’s sales of our premium frozen products. Initial franchise fees received under area licensing agreements are recognized as deferred revenue until the Company has performed its material obligations under such agreements, which is typically upon restaurant opening. A portion of the initial fee is recognized as revenue with each new opening. Royalty fees from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ revenues are earned. Revenues are presented net of sales taxes. Sales taxes not yet remitted to taxing authorities are included as other accrued liabilities.

The Company recognizes sales of gift cards as deferred revenue until the gift cards are redeemed at which time revenue is recognized. Deferred gift card revenue is presented net of discounts provided by the company to third party gift card resellers subject to the terms of resale agreements. Discounts are recorded as reductions to restaurant revenues as the related gift cards are redeemed. Distribution sales charges are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2009, 2008 and 2007 totaled $7.4 million, $6.6 million and $5.5 million, respectively.

Leases

All of our restaurant leases are currently classified as operating leases. The initial lease period is generally 10 years, with most restaurant lease agreements providing 5 or 10 year renewal clauses exercisable at the option of the Company. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

The Company includes scheduled rent escalation clauses for the purposes of recognizing straight-line rent. Certain of our leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense is recognized on the straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The rent holiday period generally begins when the Company takes possession of the space and begins to make improvements in preparation for its intended use. The Company records as pre-opening expense rental costs incurred during this period. Tenant improvement allowances are recorded as deferred rent credits and amortized over the terms of the related leases as reductions to rent expense.

Pre-opening Costs

The Company expenses as incurred those costs related to restaurant opening, including rent from the date construction begins through the restaurant opening date, the costs of hiring and training the initial work force, travel, the cost of food used in training, marketing costs and the cost of the initial stocking of operating supplies.

Earnings Per Share

The Company calculates basic earnings per share (“EPS”) by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be anti-dilutive.

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

Stock-Based Compensation

The Company recognizes stock-based compensation based on fair value measurement guidance for all share-based payments, including stock options and restricted stock awards. The Company applies the Black-Scholes valuation model in determining the fair value of option awards, which is then amortized on the straight-line basis over the requisite service period. See Note 12 for further discussion of accounting for share-based compensation.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable and all other current liabilities approximate their carrying values because of the short maturities of these instruments. The fair value of the Company’s debt also approximates the carrying value because outstanding balances can be repaid at any time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, which may exceed federally insured limits; receivables; and cash equivalents, which are primarily money market funds. The Company places its cash and cash equivalents with high quality financial institutions.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit risk from receivables is considered limited as amounts are due primarily from third party gift card sellers and landlords for tenant allowances.

The Company maintains a food distribution contract with its sole national master distributor that potentially subjects the Company to a concentration of business risk. This contract is up for renewal in July 2011. Management of the Company believes it will be able to negotiate a similarly priced contract with either its current sole master distributor or another distributor.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification ™ (“ASC”) as the sole source of authoritative nongovernmental GAAP. All non-grandfathered non-SEC accounting literature has been superseded by the ASC. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The above change was made effective by the FASB for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the Company’s implementation of the ASC in this annual report and to facilitate understanding of the impact of the ASC, we have updated references to GAAP to include both new and old guidance. The Company believes that adoption of the ASC does not have a material effect on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidation, with amendments to improve financial reporting by enterprises involved with variable interest entities (formerly FAS 167). These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. The effective date for this guidance is the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe adoption of this guidance will have a material effect on its consolidated financial statements.

The FASB also updated ASC Topic 855, Subsequent Events, to establish general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (formerly FAS 165). This guidance was effective for interim and annual financial periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3.    Other Receivables

Other receivables consist of the following:

	2009	2008
Gift card resellers receivable	$7,462	$1,235
Franchise and licensing receivables	3,230	2,758
Income tax receivable	1,379	5,078
Delivery and other receivables	263	337
Tenant improvement allowances	207	450

	$12,541	$9,858

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment

Property and equipment consist of the following:

	2009	2008
Land	$5,786	$5,786
Buildings	11,271	10,580
Furniture, fixtures and equipment	192,418	196,761
Leasehold improvements	387,089	342,268
Construction-in-progress	6,385	35,614

	602,949	591,009
Less accumulated depreciation and amortization	(347,533)	(295,510)

Property and equipment, net	$255,416	$295,499

On a quarterly basis, the Company reviews the carrying value of long-lived assets on a restaurant-by-restaurant basis. The Company recognizes the impairment of certain restaurants and property and equipment by reducing the carrying value of the assets to the estimated fair value based on discounted cash flows. The Company recorded a loss on impairment of property and equipment of $22.9 million in 2009 and $13.3 million in 2008. Capitalized interest was $71,000 and $856,000 in 2009 and 2008, respectively.

5.    Other Intangible Assets

Other intangible assets consist of the following:

	2009	2008
Other intangible assets (definite lives), gross	$2,238	$2,238
Less accumulated amortization	(569)	(427)

Other intangible assets (definite lives), net	$1,669	$1,811

Other intangible assets (indefinite lives)	$3,045	$3,047

Total other intangible assets, net	$4,714	$4,858

Intangible assets are amortized over either 10 or 20 years. Amortization expense was $0.1 million for each of years ended January 3, 2010 and December 28, 2008. The estimated aggregate amortization expense for intangible assets for the fiscal years succeeding January 3, 2010 is as follows:

2010	$142
2011	142
2012	142
2013	142
2014	142
Thereafter	959

Total	$1,669

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	2009	2008
Accrued compensation	$9,641	$8,552
Accrued insurance	4,849	4,598
Accrued vacation	3,917	3,875
Accrued payroll taxes	4,103	1,801
Accrued employee benefit contributions	691	1,115

	$23,201	$19,941

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

	2009	2008
Accrued sales & use tax	$4,625	$3,417
Accrued utilities	1,097	1,533
Accrued interest, bank & credit card fees	958	1,118
Other accrued liabilities	4,235	4,711

	$10,915	$10,779

8.    Debt

In January 2008, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement (the “Amendment”) with Bank of America to amend the Amended and Restated Credit Agreement dated June 30, 2004 (the “Original Credit Agreement”). The Amendment increased the revolving line of credit from $75.0 million to $100.0 million. On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of January 3, 2010, the Company had borrowings outstanding under the Facility totaling $22.3 million with an average annual interest rate of 1.69%. Availability under the line of credit is reduced by outstanding letters of credit totaling $6.6 million as of January 3, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $121.1 million as of January 3, 2010. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of January 3, 2010. The Facility matures in May 2013.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Fair Value Measurement

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

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value of assets and liabilities. These tiers include:

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

We do not hold any marketable securities as of January 3, 2010. We hold investments in mutual funds and COLI contracts to support our deferred compensation Executive Retirement Savings Plan. These securities, included in other assets on the consolidated balance sheets, are classified as trading securities and gains or losses related to the program are reflected in net income.

The assets measured at fair value on a recurring basis at January 3, 2010 were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation mutual funds	$—	$479	$—
Deferred compensation COLI	—	4,545	—

Balance at January 3, 2010	$—	$5,024	$—

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The details of the provision (benefit) for income taxes are as follows:

	2009	2008	2007
Current:
Federal	$6,313	$3,223	$8,690
State	2,042	2,561	2,042

	8,355	5,784	10,732

Deferred:
Federal	(8,869)	(2,192)	(3,931)
State	(1,577)	(1,197)	(141)

	(10,446)	(3,389)	(4,072)

	$(2,091)	$2,395	$6,660

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	5.2	4.9
General business and tip tax credit	(122.8)	(31.6)	(14.2)
Restricted stock and ESPP	16.3	3.8	4.3
Deferred compensation	(14.9)	2.3	—
FIN 48	(0.7)	1.0	0.5
Other	1.9	6.0	0.6

	(84.0)%	21.7%	31.1%

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at January 3, 2010 and December 28, 2008 consist of the following:

	2009	2008
Current deferred tax assets:
Insurance reserves	$1,782	$1,434
Compensation reserves	1,601	1,875
Other accruals	2,538	1,263
State taxes	678	762
Other, current	477	656

Subtotal current	7,076	5,990

Noncurrent deferred tax assets/(liabilities):
Asset impairment reserves	27,078	18,056
Book depreciation under tax depreciation	(27,820)	(15,325)
Accrued rent	7,420	7,152
Stock options—FAS 123R	6,552	5,036
Deferred revenue	7,513	3,274
Tax carryforwards	2,249	1,030
Other, noncurrent	2,019	1,486

Subtotal noncurrent	25,011	20,709

Net deferred tax assets	$32,087	$26,699

As of January 3, 2010, the Company has federal and state net operating loss carryforwards of $2.2 million from the acquisition of LA Food Show, which will begin to expire in 2023 for federal and 2013 for state. Utilization of the net operating losses will be subject to an annual limitation as defined under Section 382 of the Internal Revenue Code. The Company also has state credit carryforwards of $1.1 million, which will carry forward indefinitely until utilized.

The Company utilizes a “more likely than not” threshold and measurement criteria for uncertain tax positions recognized in the financial statements resulting from tax positions taken or expected to be taken in the Company’s tax return.

As of January 3, 2010 and December 28, 2008, the Company had $8.5 million and $3.5 million of total gross unrecognized tax benefits. As of January 3, 2010 and December 28, 2008, the amount of unrecognized tax benefits (net of federal benefit for state taxes) of $862,000 and $356,000, respectively, would impact the effective tax rate if recognized.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008	2007
Unrecognized tax benefits at beginning of period	$3,515	$717	$723
Additions for tax positions of prior periods	4,276	119	—
Reductions for tax positions of prior periods	—	—	(52)
Additions for tax positions of current period	1,176	3,048	258
Settlements	(463)	(350)	(121)
Lapse of statute of limitations	—	(19)	(91)

Unrecognized tax benefits at end of period	$8,504	$3,515	$717

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2010 and December 28, 2008, the Company accrued interest and penalties related to uncertain tax benefits of $622,000 and $533,000, respectively.

The Company estimates that unrecognized tax benefits of $1.7 million will decrease in the next twelve months due to completion of audits in progress or expiration of statute of limitations. The tax years 2005 to 2008 remain open to examination by major taxing jurisdictions.

11.    Common Stock

On January 15, 2009 and July 15, 2009, employees purchased 63,765 and 52,774 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $510,000 and $433,000, respectively. Additionally, employees exercised options to purchase 194,172 shares of common stock during fiscal 2009, which resulted in net proceeds to the Company of $2,543,000.

On May 20, 2009, 3,852 shares of restricted stock were granted to each member of the Company’s Board of Directors. The restricted shares vest annually over a three-year period.

On August 5, 2009, Susan M. Collyns, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, was granted 20,000 shares of restricted stock. The restricted shares vested in full on December 31, 2009.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 18,750 restricted shares vested for each of them in fiscal 2009 and in fiscal 2008.

On January 15, 2008 and July 15, 2008, employees purchased 51,080 and 52,853 shares, respectively, of common stock from the Company under the Company’s employee stock purchase plan. The net proceeds to the Company were $533,000 and $454,000, respectively. Additionally, employees exercised options to purchase 49,776 shares of common stock during fiscal 2008, which resulted in net proceeds to the Company of $670,000.

On August 7, 2007, the Board of Directors authorized a stock repurchase program (“August 2007 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the August 2007 Program, up to $50.0 million of the Company’s common stock could be

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reacquired from time to time over a 24-month period. The Company repurchased no shares in 2007 under the August 2007 Program. During fiscal 2008, the Company repurchased 334,963 shares for $3.7 million in the open market and 3,297,574 shares for $46.3 million through a collared accelerated share repurchase agreement (“ASR”). This aggregate repurchase of $50.0 million completed the August 2007 Program.

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

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program. No shares were repurchased during fiscal 2009.

12.    Equity-Based Compensation

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

The impact of stock-based compensation expense for the year ended January 3, 2010 on income before income tax provision was $6.9 million or $0.29 on diluted earnings per share. The impact for the year ended December 28, 2008 and December 30, 2007 on income before income tax provision was $6.8 million and $6.7 million, respectively, or $0.27 and $0.23 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	2009	2008	2007
Labor	$475	$722	$849
General and administrative	6,421	6,058	5,838

Total stock-based compensation expense	$6,896	$6,780	$6,687

Tax benefit deficiency	$(417)	$(331)	$328
Capitalized stock-based compensation (1)	$258	$301	$310

(1)	Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in fiscal years 2009 and 2008 was $4.59 and $4.55 per option, respectively. The fair value of options at the date of grant was estimated using the following weighted average assumptions for fiscal years 2009 and 2008,

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 41.3% and 35.63%, (c) a risk-free interest rate of 1.81% and 2.69%, and (d) an expected option term of 5.9 years and 4.0 years.

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

Information regarding activity for stock options under our plans is as follows:

	Shares (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,511,342	$16.16
Options granted	484,475	18.93
Options exercised	(227,621)	14.90
Options cancelled	(221,539)	18.17

Outstanding at December 30, 2007	5,546,657	$16.37	7.16	$2,847,510

Vested and exercisable at December 30, 2007	3,109,686	$15.50

Outstanding at December 30, 2007	5,546,657	$16.37
Options granted	608,789	14.29
Options exercised	(49,776)	13.46
Options cancelled	(259,831)	18.46
Options expired	(5,514)	17.19

Outstanding at December 28, 2008	5,840,325	$16.09	6.46	$72,183

Vested and exercisable at December 28, 2008	3,998,953	$15.81

Outstanding at December 28, 2008	5,840,325	$16.09
Options granted	391,516	11.00
Options exercised	(194,172)	13.10
Options cancelled	(321,246)	16.46

Outstanding at January 3, 2010	5,716,423	$15.82	5.70	$1,705,328

Vested and exercisable at January 3, 2010	4,585,274	$16.05

(1)	Adjusted for stock split effective June 19, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2010. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended January 3, 2010 was $0.6 million.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested options during fiscal years 2007, 2008 and 2009 is as follows:

	Nonvested Shares
	Shares (1)	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2006	2,986,148	$5.91
Options granted	484,475	5.62
Options vested	(856,658)	5.75
Options cancelled	(176,994)	6.25

Nonvested at December 30, 2007	2,436,971	$5.88
Options granted	608,789	4.55
Options vested	(1,091,208)	5.73
Options cancelled	(113,180)	6.44

Nonvested at December 28, 2008	1,841,372	$5.50
Options granted	391,516	4.59
Options vested	(996,568)	5.66
Options cancelled	(105,171)	5.19

Nonvested at January 3, 2010	1,131,149	$5.08

(1)	Adjusted for stock split effective June 19, 2007.

As of January 3, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.0 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of January 3, 2010 there were 0.3 million shares of common stock available for issuance pursuant to future stock awards.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares

Information regarding activity for restricted shares under our plans is as follows:

	Shares (1)	Weighted Average Grant Date Fair Value (1)
Outstanding at December 31, 2006	210,000	$21.56
Restricted shares granted	19,998	15.98
Restricted shares vested	(95,624)	21.56
Restricted shares cancelled	—	—

Outstanding at December 30, 2007	134,374	$20.73
Restricted shares granted	10,000	14.68
Restricted shares vested	(40,833)	21.10
Restricted shares cancelled	—	—

Outstanding at December 28, 2008	103,541	$20.00
Restricted shares granted	39,260	14.59
Restricted shares vested	(64,163)	19.22
Restricted shares cancelled	(9,999)	15.98

Outstanding at January 3, 2010	68,639	$18.21

(1)	Adjusted for stock split effective June 19, 2007.

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of January 3, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $0.5 million, which is expected to be recognized over a weighted average period of 1.6 years.

13.    Net Income Per Common Share

Reconciliation of basic and diluted net income per common share for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 is as follows:

	2009	2008	2007
Numerator for basic and diluted net income per common share	$4,581	$8,662	$14,784

Denominator:
Denominator for basic net income per common share—weighted average shares	24,064	25,193	28,843
Stock option dilution	79	18	766

Denominator for diluted net income per common share—weighted average shares	24,143	25,211	29,609

No antidilutive shares were included in this computation. All shares have been adjusted for the stock split effective June 19, 2007.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Commitments and Contingencies

Commitments

The Company leases certain restaurant facilities and its corporate headquarters under non-cancelable operating leases with terms ranging from 5 to 20 years. The restaurant leases generally require payment of contingent rents based on a percentage of sales and require payment of various expenses incidental to the use of property. Rent expense on all operating leases amounted to $38.1 million, $38.0 million and $31.6 million for fiscal years 2009, 2008 and 2007, respectively, including contingent rental expense of $2.2 million, $3.9 million and $4.5 million for fiscal years 2009, 2008 and 2007, respectively. Most leases contain renewal options and may be subject to periodic adjustments for inflation and scheduled escalations.

On May 7, 2008, the Company entered into a new five-year revolving credit facility with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The facility matures on May 7, 2013.

The aggregate future minimum annual lease payments under non-cancelable operating leases and the minimum payments due on the credit facility for the fiscal years succeeding January 3, 2010 are as follows:

		Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating Lease Obligations	$241,430	$39,733	$38,463	$35,115	$30,262	$25,927	$71,930
Long-term debt	22,300	—	—	—	22,300	—	—

	$263,730	$39,733	$38,463	$35,115	$52,562	$25,927	$71,930

Contingencies

We are subject to certain private lawsuits (including purported class action suits), administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are found to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.

15.    Employee Benefit Plans

In January 1994, the Company established a defined contribution 401(k) plan for certain qualified employees as defined. Participants may contribute from 1% to 15% of pretax compensation, subject to certain limitations. The plan provides for certain discretionary contributions by the Company.

The Company has also established an Executive Retirement Savings Plan (“ERSP”). The ERSP is a non-qualified deferred compensation plan for its highly compensated employees as defined in the ERSP and who are otherwise ineligible for full participation in the 401(k) plan. The ERSP allows participating employees to defer up to 80% of the receipt of their base compensation and 100% of their eligible bonuses. The plan provides for certain discretionary matching contributions by the Company. Employee deferrals and Company discretionary matches are deposited into a “rabbi” trust established by the Company. Funds are invested in a combination of mutual funds and corporate owned life insurance contracts (“COLI”) that are specifically designed to informally fund savings plans of this nature. The funds are considered trading securities and all gains, losses and expenses related to funds, the rabbi trust and operating the program are reflected in our

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of income. These assets are included in other assets on our consolidated balance sheets and were $5.0 million at January 3, 2010 and $3.3 million at December 28, 2008. The obligation to participating employees is reflected in other liabilities and was $4.9 million at January 3, 2010 and $3.2 million at December 28, 2008.

The Company recorded matching contribution expenses of $569,000, $563,000 and $524,000 for fiscal 2009, 2008 and 2007, respectively for both the defined contribution 401(k) plan and ERSP. The contributions are made subsequent to each fiscal year end.

The Company also maintains an unfunded, non-qualified, noncontributory, supplemental executive retirement program (“SERP”) that provides the co-CEOs with defined supplemental retirement benefits. The post retirement benefit obligation is calculated using a discount rate of 7.0%. The Company recorded non-cash expense for the SERP of $412,000, $668,000 and $196,000 for fiscal years 2009, 2008 and 2007, respectively. Liabilities related to the SERP were $1.6 million at January 3, 2010 and $1.2 million at December 28, 2008 and are included in other liabilities on our consolidated balance sheets.

In November 1999, the Company adopted an employee stock purchase plan (“Purchase Plan”) under Section 423 of the Internal Revenue Code of 1986, which became effective with the initial public offering in August 2000 and reserved 375,000 shares for issuance thereunder. In 2003, the Company increased the aggregate number of shares available for sale under the Purchase Plan to 750,000 shares. The Purchase Plan allows eligible employees to purchase common stock at a discount, but only through payroll deductions, during consecutive 24-month offering periods, subject to automatic reset if favorable to the employees. Each offering period is divided into four consecutive six-month purchase periods. The price at which the stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period. Non-cash compensation expenses for this plan were $295,000 for each of the fiscal years 2009, 2008 and 2007. The Purchase Plan concluded on July 15, 2009.

16.    Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the periods ending as indicated (in thousands, except diluted net income per share):

	March 29, 2009	June 28, 2009	September 27, 2009 (a)	January 3, 2010 (b)

Quarter Ended:
Total revenues	$161,068	$170,931	$164,839	$167,848
Operating income (loss)	4,114	8,833	7,977	(17,646)
Net income (loss)	2,592	6,098	5,791	(9,900)
Diluted net income (loss) per share	$0.11	$0.25	$0.24	$(0.41)

	March 30, 2008	June 29, 2008 (c)	September 28, 2008	December 28, 2008 (d)

Quarter Ended:
Total revenues	$164,717	$176,627	$173,958	$161,771
Operating income (loss)	4,064	9,514	7,422	(8,619)
Net income (loss)	2,457	6,558	4,960	(5,312)
Diluted net income (loss) per share	$0.09	$0.26	$0.20	$(0.22)

(a)	Includes store closure costs of $185.
(b)	Includes loss on impairment of property and equipment of $22,941 and store closure costs of $354.
(c)	Includes store closure costs of $839.
(d)	Includes loss on impairment of property and equipment of $13,336 and store closure costs of $194.

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	By-laws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

10.42(U)	Credit Agreement, dated May 7, 2008

10.43(U)	Form of Promissory Note payable to Lenders, dated May 7, 2008

10.44(V)*	First Amendment to California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan, dated December 15, 2008

10.45(V)*	Sixth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated December 15, 2008

10.46(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated December 31, 2008

10.47(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated December 31, 2008

10.48(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated December 31, 2008

10.49(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Rudy Sugueti, dated December 31, 2008

10.50(W)*	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated August 5, 2009

10.51+	Trademark License Agreement between California Pizza Kitchen, Inc. and Kraft Pizza Company

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

+	Confidential treatment has been requested with respect to the omitted portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***)

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.

(U)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.

(V)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 13, 2009.

(W)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2010	CALIFORNIA PIZZA KITCHEN, INC.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 19, 2010

/S/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	March 19, 2010

/S/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary (Principal Financial Officer)	March 19, 2010

/S/ TODD B. SLAYTON Todd B. Slayton	Chief Accounting Officer and Senior Vice President, Corporate Finance (Principal Accounting Officer)	March 19, 2010

/S/ WILLIAM C. BAKER William C. Baker	Director	March 19, 2010

Signature	Title	Date

/S/ LESLIE E. BIDER Leslie E. Bider	Director	March 19, 2010

/S/ MARSHALL S. GELLER Marshall S. Geller	Director	March 19, 2010

/S/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 19, 2010

/S/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	March 19, 2010