Form 10-K/A
period 2010-01-03
CALIFORNIA PIZZA KITCHEN, INC.
filed 2010-05-03
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 30, 2010, 24,559,823 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

On March 19, 2010, California Pizza Kitchen, Inc. (referred to herein as the “the Company” or in the first person notations “we,” “our,” and “us”) filed its Annual Report on Form 10-K for the year ended January 3, 2010 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K because the definitive proxy statement for our 2010 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our 2009 fiscal year.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officers and principal financial officer, filed as exhibits hereto.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K/A

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K/A

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth the Company’s directors and certain information relating to those directors as of January 3, 2010, with respect to age and background.

Name	Age	Position
Larry S. Flax	67	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director
Richard L. Rosenfield	64	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director
William C. Baker	76	Director
Leslie E. Bider	59	Director
Marshall S. Geller	70	Director
Charles G. Phillips	61	Director
Alan I. Rothenberg	70	Director

Larry S. Flax, a co-founder of the Company, was named co-President in January 2004 and has served as co-Chief Executive Officer (“co-CEO”) since July 2003 and as co-Chairman of the Board since our formation in March 1985. From 1985 to 1996, Mr. Flax also served as co-CEO. Mr. Flax previously served on the board of directors of Arden Realty, Inc. (ARI) from 1997 to 2006. Prior to founding California Pizza Kitchen, he practiced law as a principal in Flax and Rosenfield, Inc. after serving as an Assistant United States Attorney, Department of Justice and Assistant Chief, Criminal Division and Chief, Civil Rights Division of the United States Attorney’s Office in Los Angeles. Mr. Flax also serves on the board of directors for FasterCures and on the board of councilors for USC Law School. Mr. Flax brings to the Board extensive executive management experience and knowledge of the Company and its operations.

Richard L. Rosenfield, a co-founder of the Company, was named co-President in January 2004 and has served as co-CEO since July 2003 and as co-Chairman of the Board since our formation in March 1985. From 1985 to 1996, Mr. Rosenfield had also served as co-CEO. Prior to founding California Pizza Kitchen, he practiced law as a principal of Flax and Rosenfield, Inc. after serving with the Department of Justice, Criminal Division, Appellate Section in Washington, D.C. and as an Assistant United States Attorney, Special Prosecutions Section of the Criminal Division, in Los Angeles. Mr. Rosenfield also serves on the board of directors of Callaway Golf Company. Mr. Rosenfield brings to the Board extensive executive management experience and knowledge of the Company and its operations.

William C. Baker has served as a director since May 2002. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until his retirement in August 2005. From 1997 to August 2004, Mr. Baker was a principal of the real estate investment firm of Baker & Simpson, L.L.C. Mr. Baker currently serves on the board of directors for Public Storage and Javo Beverage Company, Inc. and previously served as a director of Callaway Golf Company and La Quinta Corporation. He also served as President and/or Chairman of the Board of the Santa Anita Companies, Coast Newport Properties, Inc., Red Robin International, Del Taco Corporation, Macco Corporation and Great Southwest Corporation (Six Flags’ parent company). His experience includes serving as: trial attorney for the United States Department of Justice; maritime law attorney with the law firm of Zock, Petrie, Sheneman & Reid in New York; practicing with the law firm of Wynne, Jaffe & Tinsley in Dallas; General Manager of Texas Pavilion of the New York World’s Fair; and partner in Baker & Miller, an industrial development firm. Mr. Baker brings to the Board experience serving on the board of directors of several publicly-traded companies and his extensive knowledge of the restaurant, retail and real estate industries.

Leslie E. Bider has served as a director since May 2008. He is currently Chief Executive Officer of PinnacleCare, Inc., a private health advisory firm. Mr. Bider previously served as Chief Strategist of ITU Ventures, a private equity firm. Between 1987 and 2005, Mr. Bider served as Chairman and Chief Executive Officer of Warner Chappell Music, Inc. Mr. Bider also served as Chief Financial Officer and Chief Operating Officer of Warner Bros. Music from 1981 to 1987. Mr. Bider currently serves on the board of directors of OSI Systems, Inc. and Douglas Emmett, Inc., a real estate investment trust that trades on the New York Stock Exchange, and on the board of directors of several charitable and educational institutions. Mr. Bider brings to the Board accounting and finance skills and extensive experience in the real estate industry.

Marshall S. Geller has served as a director since May 2008. He is a Founder and Senior Managing Director of St. Cloud Capital, LLC, a Los Angeles-based private equity fund formed in December 2001. Mr. Geller has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Director for Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Currently he serves as a director on the boards of 1st Century Bank N.A., GP Strategies Corporation, Guidance Software, Inc and National Holdings Corporation. Mr. Geller is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles, and serves on the Dean’s Advisory Council for the College of Business & Economics, California State University, Los Angeles, and he has been appointed as a Commissioner of the Little Hoover Commission, an independent California state oversight agency. Mr. Geller brings to the Board extensive senior executive management experience in corporate finance and investment banking and his service on the board of directors of several public and private companies.

Charles G. Phillips has served as a director since November 2000. Mr. Phillips served as Chief Operating Officer of Prentice Capital Management, LLC, an investment management firm, from 2005 until his retirement in 2008. Mr. Phillips was previously a managing director from 1991 to 2002 and President from 1998 to 2001 of Gleacher & Co., an investment banking and management firm. Mr. Phillips has served on the boards of several public and private companies and private investment funds. Mr. Phillips brings to the Board extensive senior executive management experience in corporate finance and investment banking and his service on the board of directors of several public and private companies and private investment funds.

Alan I. Rothenberg has served as a director since April 2006. Since 2005, he has served as Chairman of the Board of Directors and Chief Executive Officer of 1st Century Bancshares, Inc., a Los Angeles-based commercial bank. Mr. Rothenberg is Chairman of Premier Partnerships, a sports and entertainment marketing and consulting firm and serves as President of the Los Angeles Board of Airport Commissioners. From 1990 until his retirement in 2000, Mr. Rothenberg was a Partner at Latham & Watkins, LLP. From 1968 to 1990, Mr. Rothenberg was a founder and Managing Partner of Manatt, Phelps, Rothenberg and Phillips, a Los Angeles law firm where he specialized in business and commercial litigation including practices in the sports, entertainment and financial fields. From 1990 through 1998, he served as President of the United States Soccer Federation. Mr. Rothenberg served as Chairman and Chief Executive Officer of the 1994 World Cup and Chairman of the 1999 FIFA Women’s World Cup. Mr. Rothenberg serves on the boards of directors of United States Soccer Foundation, Constitutional Rights Foundation, Los Angeles Chamber of Commerce, Los Angeles Business Council, LA, Inc. (the Los Angeles Convention and Visitors Bureau) and LA Sports Council. Mr. Rothenberg also serves on the board of directors of Zenith National Insurance Corp. Mr. Rothenberg brings to the Board broad legal and business experience.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. If a director nominee declines to serve or becomes unavailable for any reason, or if a vacancy occurs before the election (although we currently know of no reason to anticipate that this will occur), the stockholder proxies may be voted for such substitute nominee as we may designate. The Board of Directors currently has two vacancies. There are no family relationships among our directors and officers.

Executive Officers

The following were the Named Executive Officers of the Company as of January 3, 2010:

Name	Position Held With the Company	Age
Larry S. Flax	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director	67
Richard L. Rosenfield	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director	64
Susan M. Collyns	Chief Operating Officer, Chief Financial Officer, Executive Vice President	43
Thomas P. Beck	Senior Vice President, Construction	63
Sarah A. Goldsmith-Grover	Chief Communications Officer, Senior Vice President, Marketing and Public Relations	45
Steven E. Rich	Senior Vice President, Real Estate	48

See “Directors” above for Mr. Flax’s and Mr. Rosenfield’s biographies.

Susan M. Collyns has served as Chief Operating Officer and Executive Vice President since January 2009 and Chief Financial Officer since March 2004. From September 2001 to March 2004, Ms. Collyns served as Controller. In 2009, Ms. Collyns’ work as a leading CFO was recognized by the Los Angeles Business Journal when she was nominated for “CFO of the Year”. From 1996 to September 2001, Ms. Collyns served as Vice President of Finance and Operations for Sony’s Windham Hill Group. Previously, she served as an auditor with PricewaterhouseCoopers and has acted in various finance and strategic planning roles with GlaxoSmithKline and Lion Nathan. Ms. Collyns has 25 years of financial experience in both the domestic U.S. and overseas markets and is a board member of the California Pizza Kitchen Foundation. Ms. Collyns holds a Bachelor of Economics degree from Macquarie University in Sydney, Australia, and a C.P.A. from Deakin University, in Melbourne, Australia.

Thomas P. Beck has served as Senior Vice President, Construction since September 2003. From 1997 to August 2003, Mr. Beck worked at Shawmut Design and Construction, where he last served as National Construction Manager for Shawmut’s Restaurant/Retail Division.

Sarah A. Goldsmith-Grover has served as Chief Communications Officer since July 2008 and Senior Vice President of Marketing and Public Relations since November 2000. Ms. Goldsmith-Grover joined the Company in 1990 as Director of Public Relations and has been involved with marketing initiatives in the area of public relations, advertising, research and community relations. In 1996 and 2007, Advertising Age Magazine named Ms. Goldsmith-Grover one of the “Marketing 100” and “Marketing 50,” respectively, a distinction given to the top marketers in the United States. Ms. Goldsmith-Grover is the President of the California Pizza Kitchen Foundation and serves as Co-Chairman of the Board of the Marketing Executives Group, a division of the National Restaurant Association.

Steven E. Rich has served as Senior Vice President of Real Estate since February 2008. From April 2007 to February 2008, Mr. Rich served as Vice President of Real Estate. From August 1993 to April 2007, Mr. Rich served as President of Retail Advantage Group, Inc, a privately-held real estate advisory services company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which our securities are listed. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% stockholders. There were two late filings in fiscal 2009 due to administrative oversight. The late filings were as follows: (a) a Form 3 for Todd B. Slayton and (b) a Form 4 for

Todd B. Slayton. The filings were due on January 7, 2009 and February 20, 2009, respectively, and both were filed on December 24, 2009. Except for the foregoing, we believe that during the fiscal year ending January 3, 2010, all of our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“Code of Ethics”), which is applicable to all of its employees, officers and directors. The Code of Ethics is available free of charge on the Company’s website at www.cpk.com. The Company intends to post amendments to or waivers under the Code of Ethics on its website.

The Company’s Director Nominations Process

In April 2004, we adopted corporate governance guidelines (the “Guidelines”) outlining a framework for Board oversight of management activity and business results. The Guidelines are publicly available on our website at www.cpk.com. The Guidelines may be amended from time to time by our Board of Directors only upon a determination by the nominating and governance committee that such change is in our best interests and those of our stockholders and the subsequent approval of such change by the full Board of Directors. There were no changes to the Guidelines during fiscal 2009.

Board Leadership Structure and Risk Oversight

Leadership Structure

The Company has two principal executive officers, Larry S. Flax and Richard L. Rosenfield, each of whom serves as a Co-Chief Executive Officer, Co-President and Co-Chairman of the Board. While each Co-CEO functions within a clearly defined role with respect to the day-to-day operations of the Company, both Co-CEOs work closely with one another and are significantly involved in all aspects of Company management so that either could succeed the other in the event such a need arose. The Board has determined that combining the roles of Executive Chairman and Chairman of the Board of the Company is in the best interests of stockholders at this time. Both Messrs. Flax and Rosenfield are uniquely situated given their roles as co-Executive Chairman to guide the overall strategic direction of the Company and focus the Board on the risks that the Company faces as well as strategic opportunities for the Company.

Risk Oversight

The Company believes the role of management is to identify and manage risks confronting the Company. The Board of Directors plays an integral part in the Company’s risk oversight, particularly in reviewing the processes used by management to identify and report risk, and also in monitoring corporate actions so as to minimize inappropriate levels of risk. The Board of Directors as a whole is also responsible for overseeing strategic and enterprise risk, including monitoring the Company’s working capital and capitalization. A discussion of risks that the Company faces is conducted at each regularly scheduled meeting of the Board of Directors and in many committee meetings.

The Company’s leadership structure and overall corporate governance framework is designed to aid the Board in its oversight of management responsibility for risk. The Audit Committee of the Board of Directors serves a key risk oversight function in carrying out its review of the Company’s financial reporting and internal reporting processes, as required by the Sarbanes-Oxley Act of 2002. Inherently, part of this review involves an evaluation of whether our financial reporting and internal reporting systems are adequately reporting the Company’s exposure to certain risks. In connection with this evaluation, the Audit Committee has, from time to time, considered whether any changes to these processes are necessary or desirable. While it has concluded that no such changes are warranted at this time, the Audit Committee will continue to monitor the Company’s financial reporting and internal reporting processes.

As more fully described in the Compensation Discussion and Analysis section of this report, the compensation committee takes an active role in overseeing risks relating to CPK’s executive compensation programs, plans and practices. Specifically, the Compensation Committee reviews the risk profile of the components of the executive compensation program, including the performance objectives and target levels used in connection with incentive awards, and considers the risks such components present to decision-making by executive officers with special attention given to establishing a mix among these components that does not encourage excessive risk taking.

The Corporate Governance Committee contributes to the Company’s risk oversight process by overseeing the periodic review of the Company’s Corporate Governance Guidelines and Board committee charters to ensure that they continue to comply with any applicable laws, regulations, and stock exchange or other listing standards, as each are subject to change from time to time. The Corporate Governance Committee also oversees the director nomination process, the overall Board reporting structure and the operations of the individual committees.

Diversity

While the Board does not have a separate formal diversity policy, it is the Company’s and the Board’s policy to identify qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed, and the Company seeks to ensure the fair representation of stockholder interests on the Board through the criteria set forth above. The Board believes that the use of the Nominating and Governance Committee’s general criteria, along with non-discriminatory policies, will best result in a board that reflects the interest of the stockholders.

Audit Committee

The audit committee is primarily concerned with the oversight of our financial reporting and preparation of our financial statements by our internal accounting staff. This committee’s function, among other things, is to review our quarterly and annual financial statements with our independent registered public accountants and management, review the scope and results of the examination of our financial statements by the independent registered public accountants, approve all professional services performed by the independent registered public accountants and related fees, exclusive authority to hire our independent registered public accountants and periodically review our accounting policies. The audit committee is also responsible for overseeing our internal controls over financial reporting, including review of our internal audit function. The audit committee is governed by a written charter that is publicly available on our website at www.cpk.com. The audit committee met five times during the fiscal year ended January 3, 2010.

The members of the audit committee from December 29, 2008 through January 3, 2010 were Leslie E. Bider, Marshall S. Geller and Alan I. Rothenberg, who served as chair. All of the current members of the audit committee are “independent” as required by the applicable listing standards of The NASDAQ Stock Market as well as the Company’s standards of director independence set forth above. The Board of Directors has determined that Messrs. Bider, Geller and Rothenberg are each an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation

Compensation Risk

In 2010, management conducted a risk assessment review of our compensation policies and practices to determine whether any risks arising from our compensation policies and practices for our Named Executive Officers and other employees that could encourage decision making that could expose the Company to unreasonable risks of material adverse consequences. Management presented its findings to the compensation committee, which reviewed this assessment and the Company’s various incentive and other compensation programs and practices and the processes for implementing these programs. Based on this review, we determined that our compensation policies and practices for our employees do not create incentives for decision making that could expose the Company to unreasonable risks of material adverse consequences.

Compensation Discussion and Analysis

This section discusses the compensation of our Named Executive Officers, consisting of Larry S. Flax and Richard L. Rosenfield, co-CEOs; Susan M. Collyns, Chief Operating Officer/Chief Financial Officer (“COO/CFO”); Thomas P. Beck, Senior Vice President—Construction; Sarah A. Goldsmith-Grover, Chief Communications Officer and Senior Vice President—Marketing and Public Relations and Steven E. Rich, Senior Vice President—Real Estate.

Roles of our Compensation Committee in Compensation Decisions, Use of Compensation Consultants and Compensation Philosophy and Objectives

The goals of our compensation policies are to:

1.	Attract and retain exceptional executive officers and reward appropriately those executive officers who contribute to the Company’s success;

2.	Align executive officer compensation with the Company’s performance; and

3.	Motivate executive officers to achieve the Company’s business objectives.

The Company uses salary, non-equity incentive plan compensation, restricted stock and stock option grants to attain these goals.

The compensation committee (the “Committee”) oversees our executive compensation program. In this role, the Committee reviews all compensation decisions relating to our senior executive officers and makes recommendations to our board of directors. The Committee’s guiding principle is to ensure the Company’s compensation and benefits policies attract, motivate and retain executives of the caliber necessary to support the Company’s growth and success, both operationally and strategically. This principle guides the design and administration of compensation and benefit programs for the Company’s Named Executive Officers, other executives and general workforce. The Committee, in collaboration with executive management and Mercer Human Resources Consulting (“Mercer”), its independent compensation consultant, re-affirmed in 2009 the following key strategies in support of the Company’s guiding principles:

1.	Use total cash compensation (salary plus non-equity incentive plan compensation) to recognize appropriately each individual executive officer’s scope of responsibility, role in the organization, experience and contributions. The Committee and management refer to market data as part of their due diligence in determining salary and target award amounts, including executive compensation levels at peer group companies noted elsewhere in this report.

2.	Use long-term equity-based incentives (in the form of non-qualified stock options, restricted stock and through a tax-qualified employee stock purchase plan) to align employee and stockholder interests, as well as to attract, retain and motivate employees and enable them to share in the long-term growth and success of the Company.

3.	Provide benefit programs competitive within the Company’s defined talent market that provide participant flexibility and are cost-effective to the Company.

The Company has structured its annual and long-term incentive-based cash and non-cash executive compensation programs to motivate executive officers to achieve the business goals of the Company and reward them for achieving these goals. The Committee also evaluates relevant market data when making compensation decisions regarding the executive officers, as described more fully below.

The Committee has retained Mercer as its compensation consultant since 2005 to provide the Committee with advice and guidance on the Company’s executive compensation program design and the evaluation of our executive compensation. During 2009, Mercer did not provide non-executive or director compensation services to management or the Company with fees totaling more than $120,000. In the fourth quarter 2009, an analysis of executive compensation was performed by Mercer and evaluated by the Committee. The peer group of companies used in this analysis consisted of the following:

Ruby Tuesday	Dine Equity
The Cheesecake Factory	Red Robin Gourmet Burgers
P.F. Chang’s China Bistro	Texas Roadhouse
Benihana	Ruth’s Hospitality
BJ’s Restaurants	O’Charley’s
Morton’s Restaurant Group	McCormick & Schmick’s
Steak ‘N Shake	Frisch’s Restaurants

The Company’s operating metric performance (including revenue growth, EBITDA growth, EPS growth and return on assets) was generally between the peer group median and 75th percentile while the Company’s total stockholder return approximated the peer group 75th percentile over a five-year period.

The Committee used the peer group as the baseline to review the overall competitiveness of the co-CEOs and COO/CFO’s total compensation levels. While the Committee considered peer group data, it did not formally benchmark total executive compensation or individual compensation elements against this peer group. Mercer’s report indicated that the co-CEOs total direct compensation was in the 50th and 75th percentiles of the market while our COO/CFO’s total direct compensation level was above the 75th percentile of the market.

Although the Committee considered Mercer’s advice in considering our executive compensation program, the Committee ultimately made its own decision about these matters, based on the peer group analysis and its own business experience and judgment.

Compensation Components and Process

Base Salary

The annual salary for executive officers (including the Named Executive Officers shown in the Summary Compensation Table on page 14) is determined relative to job scope and responsibilities, past and current contributions and individual factors (such as unique skills, demand in the labor market and longer-term development and succession plans). The Committee emphasizes pay-for-performance in all components of compensation, including making salary adjustments. In determining the salaries of the executive officers, the Committee considers information provided by the Company’s co-CEOs (with respect to the performance of other executive officers), the results of the review of the co-CEOs’ performance by the Committee and the analysis and recommendations made by Mercer. The co-CEOs are responsible for evaluating the performance of all other executive officers and recommending salary adjustments, which are reviewed and approved by the Committee. The Committee reviews executive officer salaries annually. In addition to considering the performance of individual executive officers, significant weight is placed on the financial performance of the Company when considering salary adjustments.

In August 2009, in connection with her promotion to Chief Operating Officer, the Company amended and restated Ms. Collyns’ employment agreement, pursuant to which her annual base salary increased to $475,000, retroactive to January 2009. For additional information, see “Employment Agreements” below. In July 2008, in connection with her promotion to Chief Communications Officer, Ms. Goldsmith-Grover received a base salary increase of 11%, which continued into 2009. Given the uncertain economic conditions, none of the other Named Executive Officers received any base salary increases for 2009.

Non-equity Incentive Compensation

The Company maintains an Executive Bonus Plan (the “Bonus Plan”) which was approved by stockholders and is designed to reward achievement at specified levels of financial performance. The maximum amount that may be paid to any executive officer under the Bonus Plan for any calendar year is $1.2 million. The following table sets forth the target bonus (as a percentage of annual base salary) for each of our participating Named Executive Officers:

Named Executive Officer	Target Bonus (Percentage of 2009 Base Salary)
Larry S. Flax	60%
Richard L. Rosenfield	60%
Susan M. Collyns	50%
Thomas P. Beck	40%
Sarah A. Goldsmith-Grover	45%
Steven E. Rich	40%

Ms. Collyns’ target bonus opportunity was revised in April 2010 from 45% of base salary to 50% of base salary retrospective to 2009 in connection with her promotion to Chief Operating Officer. In addition, Ms. Goldsmith-Grover’s 2009 target bonus opportunity was increased from 40% to 45% in July 2008 in connection with her promotion to Chief Communications Officer, which continued into 2009. The other Named Executive Officers bonus target levels were set at the same level as in 2008.

On April 17, 2009, the Committee adopted the 2009 Quarterly Executive Bonus Plan Target Program (the “Program”) under the Company’s Bonus Plan. The co-CEOs and COO/CFO participate in the Program. Bonus payouts under the program are based on the Company achieving quarterly targets for Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization including Pre-Opening Costs (“Adjusted EBITDA”). In accordance with the Program, for 2009 adjusted EBITDA also excluded impaired asset write-downs and store closure costs. Adjusted EBITDA is a non-GAAP measure of performance and is not a substitute for the GAAP measures of earnings or cash flows.

The first quarter of 2009 was not included in the Program and the Committee approved the payment of bonuses to the executives for the first quarter of 2009 on a discretionary basis, based on the Committee’s evaluation of the Company’s financial performance for that quarter. For the first quarter, the Committee approved bonuses at 100% of quarterly salary for the co-CEOs and the COO/CFO. For each of the second, third and fourth quarters, the participants were eligible to receive one-fourth of their annual target bonus opportunity based on the Company’s actual performance relative to the pre-established quarterly Adjusted EBITDA targets. Quarterly bonus payouts could range from 30% to 100% of the executives’ quarterly base salary, even though the co-CEOs and the COO/CFO had a contractual 200% maximum potential. Thus, in addition to the quarterly payouts, under the Program, the participants were eligible to receive an additional “catch-up” bonus payout based on the Company’s performance relative to an aggregate Adjusted EBITDA target for the last three quarters of 2009. If the bonus earned based on our actual performance for Q2 through Q4 relative to the aggregate Adjusted EBITDA target for Q2 through Q4 was greater than the sum of the participants’ quarterly payouts, the participants would receive this difference as a “catch-up” bonus payout. As a result of our achievement of the maximum quarterly Adjusted EBITDA targets for each of Q2 through Q4, the co-CEOs and COO/CFO each received the maximum or 100% of their quarterly base salaries for each of these quarters ($150,000 in the case of the co-CEOs and $118,750 in the case of the COO/CFO). In addition, the co-CEOs received an additional amount equal to $135,000 and the COO/CFO received an additional amount equal to $96,188 representing the bonus earned as a result of our Q2 through Q4 performance relative to the aggregate Q2 through Q4 Adjusted EBITDA target minus the quarterly amounts paid. The Adjusted EBITDA threshold, target and maximum goals as well as our actual performance relative to the targets are shown in the table below:

	(in thousands)
	Adjusted EBITDA Threshold	Adjusted EBITDA Target	Adjusted EBITDA Maximum	Actual Adjusted EBITDA
Q2	$14,850	$16,500	$17,655	$18,146
Q3	$15,120	$16,800	$17,976	$18,222
Q4	$14,130	$15,700	$16,799	$17,104
Q2 through Q4 Aggregate Period	$44,100	$49,000	$55,370	$53,472

The other Named Executive Officers bonus payouts were based on generally the same quarterly Adjusted EBITDA targets shown above. For each of the second, third and fourth quarters, they were eligible to receive one-fourth of their annual target bonus opportunity based on the Company’s actual performance relative to the quarterly Adjusted EBITDA targets. Quarterly bonus payouts could range from 50% to 125% of the executives’ target bonuses (as a percentage of quarterly base salary). Based on our actual Adjusted EBITDA results, each of these Named Executive Officers received a quarterly payout equal to 125% of their quarterly target bonus (as a percentage of quarterly base salary). For the first quarter the Committee also approved, on a discretionary basis, bonuses at 125% of these Named Executive Officers quarterly target bonus.

Long-term Equity Compensation

The Company strongly believes that equity ownership by executive officers provides incentives to build stockholder value and align the interests of executive officers with the stockholders. In consultation with Mercer and the executive officers, the Committee determined that stock option grants under the Company’s 2004 Omnibus Incentive Compensation Plan remain the most effective instrument to achieve this goal. The value of an initial option grant to an executive officer has generally been determined based on the responsibilities and future contributions of the executive officer, as well as recruitment and retention considerations. The Company typically awards stock option grants to certain corporate office employees, including the executive officers, in February of each year, with an effective grant date and exercise price per share equal to the closing price of the Company’s common stock on the grant date. Stock options typically vest semi-annually over a period of four years with a term of 10 years. The co-CEOs and COO/CFO did not receive a stock option grant during 2009. In connection with her promotion to Chief Operating Officer, on August 15, 2009, Ms. Collyns’ was granted 20,000 shares of restricted stock. Annual equity grants to employees (other than the co-CEOs and COO/CFO) are based on their job level. Stock option grants to employees at the Senior Vice President level have been for 15,000 shares historically. Thus, in February 2009, each of Messrs. Beck and Rich received a stock option grant for 15,000 shares. Ms. Goldsmith-Grover only received a stock option grant for 5,000 shares in February 2009, because she had been awarded a stock option grant for 15,000 shares in August 2008 in connection with her promotion to Chief Communications Officer.

Deferred Compensation Plan

The Company does not offer a 401(k) plan to executives because their participation could reduce the opportunity for other employees to contribute based on standards for tax qualified plans. Instead, the Company maintains the California Pizza Kitchen Executive Deferred Compensation Plan, a nonqualified plan, pursuant to which eligible employees can elect to defer up to 100% of their base salary and up to 100% of any cash bonuses. The Company makes a discretionary matching contribution on behalf of each participant at the same rate as the 401(k) plan (30 cents on the dollar up to six percent of compensation to the maximum 401(k) dollar limit amount). A participant is always 100% vested in his or her deferral, and matching contributions vest over three years. The participant may select from among a number of investment alternatives for his or her deferrals, which are the same investment alternatives for 401(k) participants. After annual discrimination testing is performed by the Company’s third party benefits administrator, an eligible portion of the deferred amounts may “wrap” into the 401(k) plan. In 2009, $28,644 was wrapped for the Named Executive Officers into the 401(k) plan. Amounts that are deferred in the Executive Deferred Compensation Plan are paid out based on the participant’s election upon termination of employment or, if earlier, upon a termination of the plan under qualifying circumstances. A participant may request an earlier distribution in the event of an unforeseeable financial emergency or schedule an in-service distribution.

Other Benefits and Perquisites

The Named Executive Officers receive life insurance that is at an enhanced level compared to what is provided for other employees. The Company pays the premium payments for these policies. The co-CEOs and the COO/CFO also receive long-term disability insurance under the Company’s benefits program which is available to all eligible employees of the Company on the same basis.

In addition to employee benefits available to all employees of the Company, under the terms of their employment agreements the co-CEOs are eligible to receive a supplemental executive retirement benefit in an amount equal to $200,000 per year payable for the remainder of their lives. This program provides a competitive retirement benefit and additional security to the co-CEOs and aids in their retention.

We also offer perquisites to our executives to attract and retain top executive talent. The Company has entered into Time Sharing Agreements with our co-CEOs pursuant to which they can use and reimburse the Company for the incremental cost of their personal use of the Company’s aircraft, according to rules established by the Federal Aviation Administration. Since the co-CEOs reimburse the Company for each of their personal flights under the terms of their Time Sharing Agreements, under the SEC reporting rules the costs of such flights are not considered perquisites reportable in the Summary Compensation Table. There was no personal use of the aircraft by other officers. In 2009, we also provided to certain of our executives a monthly car allowance.

For additional information, see the Summary Compensation Table on page 14.

Severance and Change in Control Benefits

The Company has entered into employment agreements with its co-CEOs and its COO/CFO. Each of the employment agreements provides for certain payments and benefits upon a qualifying termination. These provisions are intended to promote stability and continuity of our senior management. More information concerning these employment agreements and the severance payments appears herein under the caption “Potential Payments Upon Termination or Change in Control.”

In April 2010, the Company entered into the California Pizza Kitchen, Inc. Severance Plan (“Severance Plan”). The Severance Plan sets forth the terms of severance benefits in the event of a qualifying termination for employees holding the title of Vice President or above who are designated as participants by the Company’s Board of Directors or Compensation Committee. The co-CEOs and COO/CFO do not participate in the Severance Plan as their severance benefits are provided under their employment agreements. The Plan will become effective upon the consummation of a “corporate transaction” (as defined in the Plan) and will automatically terminate on the first anniversary of the date on which the Plan was adopted if no corporate transaction occurs before that date. Under the Severance Plan, if a participant’s employment is terminated by the Company other than for “cause” or by the participant for “good reason” (each, as defined in the Plan) within twelve (12) months following a corporate transaction, the participant will be entitled to receive, subject to the signing of a general release of any claims against the Company, (i) any unpaid compensation and benefits accrued prior to the date of termination, (ii) a lump-sum payment equal to twelve (12) months base salary and (iii) if the Executive elects to receive COBRA benefits, a lump-sum payment equal to six (6) months of the monthly COBRA premium in effect immediately prior to the date of termination. The Severance Plan also provides for customary confidentiality protections.

In addition, in April 2010, the Company entered into amended and restated employment agreements with Messrs. Flax and Rosenfield, and amended the employment agreement with Ms. Collyns. The amended and restated employment agreements with Messrs. Flax and Rosenfield, among other things, eliminated the provision entitling the executives to the payment of excise taxes on payments and benefits received upon a qualifying termination following a change in control, which is more reflective of current compensation practices and trends. For additional information, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” and “Potential Payments Upon Termination or Change in Control” on pages 16 and 22, respectively.

Tax and Accounting Implications

The Company has considered the provisions of the Internal Revenue Code (the “Code”), as amended, and in particular Section 162(m) of the Code, which restricts deductibility of executive compensation paid to certain of our executive officers at the end of any fiscal year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation.

Summary Compensation Table

The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the past three fiscal years.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Larry S. Flax	2009	$600,000	$150,000	$—	$—	$585,000	$236,515	$35,990	$1,607,505
Co-Chief Executive Officer, Co-Chairman of the Board and Co-President	2008	$600,000	$—	$—	$—	$270,000	$209,316	$35,840	$1,115,156
	2007	$540,000	$—	$—	$—	$243,000	$184,924	$44,880	$1,012,804

Richard L. Rosenfield Co-Chief Executive Officer, Co-Chairman of the Board and Co-President	2009	$600,000	$150,000	$—	$—	$585,000	$163,763	$35,990	$1,534,753
	2008	$600,000	$—	$—	$—	$270,000	$144,780	$35,840	$1,050,620
	2007	$540,000	$—	$—	$—	$243,000	$127,909	$44,880	$955,789

Susan M. Collyns Chief Operating Officer, Chief Financial Officer and Executive Vice-President	2009	$475,000	$118,750	$322,800	$—	$452,438	$—	$25,259	$1,394,247
	2008	$388,000	$—	$—	$910,553	$130,950	$—	$38,239	$1,467,742
	2007	$331,115	$—	$—	$302,868	$112,095	$—	$32,557	$778,635

Thomas P. Beck	2009	$236,250	$29,531	$—	$68,826	$88,593	$—	$21,588	$444,789
Senior Vice-President, Construction	2008	$236,250	$—	$—	$70,043	$70,875	$—	$20,606	$397,774
	2007	$225,000	$—	$—	$82,063	$67,500	$—	$20,351	$394,914

Sarah A. Goldsmith-Grover Chief Communications Officer and Senior Vice-President, Marketing and Public Relations	2009	$230,000	$32,344	$—	$22,942	$97,032	$—	$25,094	$407,412
	2008	$222,087	$—	$—	$141,077	$69,047	$—	$20,576	$452,787
	2007	$197,600	$—	$—	$82,063	$59,280	$—	$19,943	$358,886

Steven E. Rich	2009	$215,000	$26,875	$—	$68,826	$80,625	$—	$26,148	$417,474
Senior Vice-President, Real Estate	2008	$214,000	$—	$—	$35,357	$66,846	$—	$21,008	$337,211
	2007	$130,769	$—	$—	$61,547	$30,288	$—	$27,315	$249,919

(1)	Reflects base salary before pre-tax contributions and includes compensation deferred under our Nonqualified Deferred Compensation Plan. See the discussion of contributions to these plans in “Compensation Discussion and Analysis—Deferred Compensation Plan.” The following amounts were deferred in 2009 into the Nonqualified Deferred Compensation Plan:

Named Executive Officer	Amount
Larry S. Flax	$52,200
Richard L. Rosenfield	$52,200
Susan M. Collyns	$19,664
Thomas P. Beck	$84,566
Sarah A. Goldsmith-Grover	$9,377
Steven E. Rich	$8,724

(2)	This amount represents the payment of bonuses to the executives for the first quarter of 2009 on a discretionary basis, based on the Committee’s evaluation of the Company’s financial performance for that quarter. For the first quarter, the Committee approved bonuses at 100% of quarterly salary for the co-CEOs and the COO/CFO and at 125% of the other Named Executive Officers’ quarterly target bonuses.
(3)	This amount represents the aggregate grant date fair value of restricted stock granted to our Named Executive Officers computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount for 2009 are included in Note 12 to the Company’s audited financial statements in our 2009 Annual Report on Form 10-K.
(4)	These amounts represent the aggregate grant date fair value of stock options granted to our Named Executive Officers computed in accordance with ASC Topic 718. Assumptions used in the calculation of this amount for 2009 and prior year grants are included in Note 12 to the Company’s audited financial statements in our 2009 Annual Report on Form 10-K.
(5)	The amounts shown in this column represent cash bonus payments under our Executive Bonus Plan for the second through fourth quarters of 2009. See “Compensation Discussion and Analysis—Non Equity Incentive Compensation” for further discussion of this plan and payments.

(6)	These amounts represent the change in actuarial present value of the Named Executive Officer’s accumulated benefit under the supplemental executive retirement program. We do not pay any preferential or above-market earnings on our Nonqualified Deferred Compensation Plan.
(7)	“All Other Compensation” includes the amounts of other compensation, including perquisites, paid to or on behalf of our Named Executive Officers during 2009, as shown in the table below. Perquisites and other personal benefits are valued based on the aggregate incremental cost to us. In 2009, family members of the co-CEOs and Ms. Goldsmith-Grover traveled with them on the Company’s personal aircraft with no incremental cost to the Company.

Named Executive Officer	Year	Auto Allowance	Employer Match of Non-Qualified Deferred Compensation	Life Insurance Premiums	Cash Payout of Accrued Vacation	Total All Other Compensation
Larry S. Flax	2009	$29,000	$4,650	$2,340	$—	$35,990
Richard L. Rosenfield	2009	$29,000	$4,650	$2,340	$—	$35,990
Susan M. Collyns	2009	$0	$4,650	$2,340	$18,269	$25,259
Thomas P. Beck	2009	$15,000	$4,248	$2,340	$—	$21,588
Sarah A. Goldsmith-Grover	2009	$15,000	$3,331	$2,340	$4,423	$25,094
Steven E. Rich	2009	$15,000	$3,156	$1,790	$6,202	$26,148

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our Named Executive Officers for the year ended January 3, 2010.

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards (5)	Grant Date Fair Value of Stock and Option Awards (6)
		Threshold	Target	Maximum
Larry S. Flax	4/17/2009	$45,000	$360,000	$1,200,000	—	—	$—	$—
Richard L. Rosenfield	4/17/2009	$45,000	$360,000	$1,200,000	—	—	$—	$—
Susan M. Collyns	4/17/2009	$35,625	$237,500	$950,000	—	—	$—	$—
	8/5/2009	$—	$—	$—	20,000	—	$—	$322,800
Thomas P. Beck	2/18/2009	$—	$—	$—	—	15,000	$11.00	$68,826
	4/17/2009	$11,813	$94,500	$118,125	—	—	$—	$—
Sarah A. Goldsmith-Grover	2/18/2009	$—	$—	$—	—	5,000	$11.00	$22,942
	4/17/2009	$12,938	$103,500	$129,375	—	—	$—	$—
Steven E. Rich	2/18/2009	$—	$—	$—	—	15,000	$11.00	$68,826
	4/17/2009	$10,750	$86,000	$107,500	—	—	$—	$—

(1)	Reflects the date on which the grant was approved by the Board of Directors or Compensation Committee.
(2)

Amounts shown in these columns represent each Named Executive Officer’s incentive bonus opportunity under our bonus programs for 2009. The co-CEOs and COO/CFO participated in the 2009 Quarterly Executive Bonus Plan Target Program which covered the last three quarters of 2009. For each of the second, third and fourth quarters, the participants were eligible to receive one-fourth of their annual target bonus opportunity based on the Company’s actual performance relative to pre-established quarterly Adjusted EBITDA targets. The “Target” amounts shown in the table above are the annual target bonus opportunities. The Program only covered the last three quarters of 2009. Quarterly bonus payouts could range from 30% to 100% of the executives’ quarterly base salary, even though the co-CEOs and the COO/CFO had a contractual 200% maximum potential. Thus, in addition to the quarterly payouts, the participants were eligible to receive an additional “catch-up” bonus payout based on the Company’s performance relative to an aggregate Adjusted EBITDA target for the last three quarters of 2009. If the bonus earned based on our actual performance for Q2-Q4 relative to the aggregate Adjusted EBITDA target for Q2-Q4 was greater than the sum of the participants’ quarterly payouts, the participants would receive this difference as a “catch-up” bonus payout. As a result, the “Threshold” payout for the Messrs. Flax and Rosenfield and Ms. Collyns in 2009 was an amount equal to 30% of each executive’s quarterly base salary while the “Maximum” payouts were equal to 200% of their annual base salary. The other Named Executive Officers bonus payouts were based on generally the same quarterly Adjusted EBITDA targets. For each of the second, third and fourth quarters, they were eligible to receive one-fourth of their annual target bonus opportunity based on the Company’s actual performance relative to the quarterly Adjusted EBITDA targets. Quarterly bonus payouts could range from 50% to 125% of the executives’ target bonuses (as a percentage of quarterly base salary). As a result, the “Threshold” payouts for the other Named Executive Officers were equal to 50% of their quarterly target bonus opportunities while the “Maximum” payouts (annualized for 2009) for the other Named Executive Officers were equal to 125% of their annual target bonus opportunities.
(3)	Represents restricted stock granted in 2009. This stock vested in full on December 31, 2009.
(4)	Represents stock options granted in 2009. These options vest in eight semi-annual installments beginning on the date of grant and expire ten years from the date of grant.
(5)	Stock options are granted with an exercise price equal to the closing price of the Company’s stock on the grant date.
(6)	Reflects the full grant date fair value of options and restricted stock granted in 2009 as determined in accordance with ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 12 to the Company’s audited financial statements in our 2009 Annual Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We have entered into employment agreements with Messrs. Flax and Rosenfield and Ms. Collyns. The principal elements of these employment agreements are summarized below. Neither Thomas P. Beck, Sarah A. Goldsmith-Grover nor Steven E. Rich is a party to an employment agreement with the Company. Each of the employment agreements provides that the executive will continue to be bound to comply with post-employment covenants to protect our confidential information and to not solicit our employees.

Under the employment agreements, in the event of a qualifying termination, the executive will be entitled to certain payments and benefits, as described under “Potential Payments Upon Termination or Change in Control” below.

Employment Agreements

Messrs. Flax and Rosenfield

In April 2005, we entered into, and in December 2008 we amended and restated, employment agreements with Larry S. Flax and Richard L. Rosenfield to serve as co-CEOs. The term of the employment agreements expired on December 31, 2009, subject to automatic one-year extensions. Pursuant to the terms of Messrs. Flax’s and Rosenfield’s employment agreements, we would use our reasonable best efforts to cause them to be nominated to the Board of Directors and continue to be named co-Chairmen of the Board during the term of the employment agreements. These agreements were further amended and restated in April 2010, as described more fully below under “2010 Amendments to Employment Agreements.”

Under the December 2008 amended and restated employment agreements, Messrs. Flax and Rosenfield would each receive a base salary of $500,000 per year, subject to discretionary annual increases from the Board of Directors. Annual bonuses for each co-CEO are based upon our attainment of specified financial targets and, upon such attainment, would fall within a range of 30% to 200% of the co-CEO’s base salary, with a target of 60% of base salary. Messrs. Flax and Rosenfield would each be entitled to a supplemental retirement benefit in an amount equal to $200,000 per year payable for his life, subject to certain reductions if the executive terminates employment prior to age 70.

Pursuant to the original employment agreements, on April 11, 2005, each of Messrs. Flax and Rosenfield were each granted options (the “Options”) to acquire 450,000 shares of Common Stock, which vest and become exercisable as to 20% of the grant on the third anniversary of the grant date and thereafter as to an additional 10% of the original grant on each quarterly anniversary until fully vested and exercisable at the end of the fifth anniversary of the grant date. In addition, on January 11, 2006, the co-CEOs were each granted 105,000 shares of restricted stock. The awards vest as to 18,750 shares on the first anniversary of the grant date and thereafter an additional 4,687 shares of restricted stock subject to the award vests on each quarterly anniversary until and including the fourth anniversary of the grant date. The awards vest as to 15,000 shares of restricted stock subject to the awards on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following the grant date during which the average closing price of the Company Common Stock exceeds $23.33 per share. The awards vest as to the remaining 15,000 shares of restricted stock subject to the awards on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following the grant date during which the average closing price of the Company Common Stock exceeds $26.67 per share.

Susan M. Collyns

In April 2005, we entered into, and in August 2009 we amended and restated, an employment agreement with Susan M. Collyns to serve as Senior Vice President, Finance, Chief Financial Officer and Chief Operating Officer. The initial term of the employment agreement expired on December 31, 2009, and was subject to automatic one-year extensions. Under the employment agreement, Ms. Collyns would receive a base salary of $475,000 per year, effective as of January 5, 2009, subject to discretionary annual increases from the compensation committee. Annual bonuses for Ms. Collyns were based upon our attainment of specified financial targets and, upon such attainment, would fall within a range of 30% to 200% of her base salary, with a target of 45% of base salary (which was later modified to 50% of base salary). Ms. Collyns’ employment agreement was further amended in April 2010 as described below under “2010 Amendments to Employment Agreements.”

In connection with entering into the August 2009 amended and restated agreement, Ms. Collyns received a grant of 20,000 shares of our restricted stock, which vested in full on December 31, 2009. In addition, the amended and restated agreement provided that upon entering into a new or amended agreement, Ms. Collyns would be entitled to receive a grant of 60,000 shares of our restricted stock, to vest in equal one-third installments on December 31 of each of 2010, 2011 and 2012.

2010 Amendments to Employment Agreements

In April 2010 we entered into second amended and restated employment agreements with Messrs. Flax and Rosenfield and amended Ms. Collyns’ amended and restated agreement.

The second amended and restated employment agreements with Messrs. Flax and Rosenfield provide for the following material changes:

•

Extension of the term of the second amended and restated employment agreements through December 31, 2012, subject to automatic one-year renewals commencing on December 31, 2010 and on each subsequent anniversary thereafter, unless earlier terminated;

•

Revisions to the executives’ compensatory package, including an increase in annual base salary to $679,000, an increase in the executives’ annual target bonus to seventy-five percent (75%) of annual base salary and elimination of the executives’ minimum and maximum annual bonus, and elimination of an automobile allowance and reimbursement for membership dues;

•	A grant of 80,000 shares of restricted common stock, vesting in equal annual installments on each of the first, second and third anniversaries of the grant date;

•

Beginning in 2011 the executives will be entitled to receive annual equity or other long-term incentive awards having a grant date value equal to $1,000,000, subject to such vesting requirements as the

Compensation Committee may determine in its discretion, but not to exceed three years for time-based vesting awards; and

•

Revisions to the supplemental retirement benefit to provide the benefit will be reduced if the executive voluntarily terminates without good reason or is terminated for cause prior to the calendar year 2012.

The second amended and restated employment agreements also amended certain provisions relating to payments upon a qualifying termination. For additional information, see “Potential Payments Upon Termination or Change in Control” on page 22.

The amendment to Ms. Collyns’ amended and restated agreement provides for the following amendments:

•	An initial employment term commencing January 4, 2010 and ending December 31, 2012, subject to automatic one-year renewals, unless earlier terminated;

•	An increase in Ms. Collyns’ annual target bonus to at least fifty percent (50%) of her base salary and elimination of Ms. Collyns’ minimum and maximum annual bonus; and

•	A grant to Ms. Collyns of 60,000 shares of restricted stock, vesting in equal annual installments on December 31 of each of 2010, 2011, and 2012.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding option and stock awards for each of our Named Executive Officers as of January 3, 2010.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Larry S. Flax	150,000	—	$12.63	3/3/2014
	450,000	—	$15.74	12/29/2014
	360,000	90,000	$15.52	4/11/2015
					19,688	$264,804

Richard L. Rosenfield	150,000	—	$12.63	3/3/2014
	450,000	—	$15.74	12/29/2014
	360,000	90,000	$15.52	4/11/2015
					19,688	$264,804

Susan M. Collyns	5,625	—	$13.31	1/18/2012
	7,500	—	$14.94	1/21/2013
	150,000	—	$16.34	4/21/2015
	45,937	6,563	$20.23	2/15/2016
	28,125	16,875	$22.41	2/21/2017
	66,875	128,125	$14.66	2/20/2018

Thomas P. Beck	52,500	—	$12.11	11/10/2013
	30,000	—	$16.00	2/23/2015
	26,250	3,750	$20.23	2/15/2016
	7,500	7,500	$18.47	8/14/2017
	5,625	9,375	$14.66	2/20/2018
	1,875	13,125	$11.00	2/18/2019

Sarah A. Goldsmith-Grover	37,500	—	$14.67	1/8/2011
	30,000	—	$14.94	1/21/2013
	30,000	—	$16.00	2/23/2015
	26,250	3,750	$20.23	2/15/2016
	7,500	7,500	$18.47	8/14/2017
	5,625	9,375	$14.66	2/20/2018
	3,750	11,250	$14.68	8/13/2018
	625	4,375	$11.00	2/18/2019

Steven E. Rich	5,625	5,625	$18.47	8/14/2017
	2,839	4,733	$14.66	2/20/2018
	1,875	13,125	$11.00	2/18/2019

(1)	The following table provides information with respect to our Named Executive Officers’ unexercisable stock options as of the year ended January 3, 2010.

Vesting Date	Stock Options
	Larry S. Flax	Richard L. Rosenfield	Susan M. Collyns	Thomas P. Beck	Sarah A. Goldsmith- Grover	Steven E. Rich
1/11/2010	45,000	45,000	—	—	—	—
2/13/2010	—	—	—	—	1,875	—
2/14/2010	—	—	—	1,875	1,875	1,406
2/15/2010	—	—	6,563	3,750	3,750	—
2/18/2010	—	—	—	1,875	625	1,875
2/20/2010	—	—	55,625	1,875	1,875	947
2/21/2010	—	—	5,625	—	—	—
4/11/2010	45,000	45,000	—	—	—	—
8/13/2010	—	—	—	—	1,875	—
8/14/2010	—	—	—	1,875	1,875	1,406
8/18/2010	—	—	—	1,875	625	1,875
8/20/2010	—	—	5,625	1,875	1,875	946
8/21/2010	—	—	5,625	—	—	—
2/13/2011	—	—	—	—	1,875	—
2/14/2011	—	—	—	1,875	1,875	1,406
2/18/2011	—	—	—	1,875	625	1,875
2/20/2011	—	—	55,625	1,875	1,875	947
2/21/2011	—	—	5,625	—	—	—
8/13/2011	—	—	—	—	1,875	—
8/14/2011	—	—	—	1,875	1,875	1,407
8/18/2011	—	—	—	1,875	625	1,875
8/20/2011	—	—	5,625	1,875	1,875	946
2/13/2012	—	—	—	—	1,875	—
2/18/2012	—	—	—	1,875	625	1,875
2/20/2012	—	—	5,625	1,875	1,875	947
8/13/2012	—	—	—	—	1,875	—
8/18/2012	—	—	—	1,875	625	1,875
2/18/2013	—	—	—	1,875	625	1,875

Total	90,000	90,000	151,563	33,750	36,250	23,483

(2)	Pursuant to Larry S. Flax’s and Richard L. Rosenfield’s employment agreements, the 105,000 shares of restricted stock issued to each of them on January 11, 2006 vest as follows: 18,750 shares of restricted stock will vest on the first anniversary of the grant date and thereafter an additional 4,687 shares of restricted stock subject to the award shall vest on each quarterly anniversary until and including the fourth anniversary of the grant date. The award shall vest as to 15,000 shares of restricted stock subject to the award on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following the Effective Date during which the average closing price of the Company Common Stock exceeds $23.33 per share. The award shall vest as to the remaining 15,000 shares of restricted stock subject to the award on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following the Effective Date during which the average closing price of the Company Common Stock exceeds $26.67 per share.

Option Exercises and Vested Stock

The following table summarizes stock option exercises by and vesting of stock applicable to our Named Executive Officers during the year ended January 3, 2010.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Larry S. Flax	—	$—	18,750	$256,168
Richard L. Rosenfield	—	$—	18,750	$256,168
Susan M. Collyns	52,500	$225,876	20,000	$269,000
Thomas P. Beck	—	$—	—	$—
Sarah A. Goldsmith-Grover	37,500	$155,168	—	$—
Steven E. Rich	—	$—	—	$—

Pension Benefits

The table below sets forth summary information regarding pension benefits for the Named Executive Officers.

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Larry S. Flax	Supplemental retirement benefit,	N/A	(1)	$936,415	$0
	per employment agreement

Richard L. Rosenfield	Supplemental retirement benefit,	N/A	(1)	$647,873	$0
	per employment agreement

(1)	SERP benefits are not calculated using a service-based formula.
(2)	The amounts reported in the table above equal the present value of the accumulated benefit at January 3, 2010 using the following assumptions: normal retirement age of 70; discount rate of 7%; RP2000 mortality table with improvements to 2025; life annuity as normal form of payment.

The Company maintains an unfunded, non-qualified, noncontributory, supplemental executive retirement program (“SERP”) that provides the co-CEOs with defined supplemental retirement benefits. Messrs. Flax and Rosenfield are each eligible for a supplemental retirement benefit payable for their life in an amount equal to $200,000 per year. If the executive voluntarily terminates employment without good reason or is terminated for cause prior to age 70, this amount shall be reduced by a percentage equal to the product of (i) 15% and (ii) the lesser of (x) the number of full or partial calendar years remaining until the calendar year in which the executive attains age 70 or (y) five less the Contribution Offset, as defined in each executives employment agreement.

Nonqualified Deferred Compensation

The following table sets forth summary information regarding contributions to and account balances under our Executive Deferred Compensation Plan for and as of the year ended January 3, 2010. Under the plan, participants may defer up to 100% of base salary and 100% of cash bonuses. After annual discrimination testing is performed by the Company’s third party benefit administrator, an eligible portion of the annual deferrals may “wrap” into the Company’s 401(k) plan. In 2009, $28,644 was deferred under the plan to the Company’s 401(k) plan for the Named Executive Officers. An executive must make an irrevocable election prior to each plan year, therefore changing or stopping an elected annual deferral amount while remaining a participant is prohibited. Amounts that are deferred in the Executive Deferred Compensation Plan are paid out based on the participant’s election upon termination of employment or, if earlier, upon a termination of the plan under qualifying circumstances. A participant may request an earlier distribution in the event of an unforeseeable financial emergency.

Name	Executive Contributions in 2009 (1)	Company Contributions in 2009 (2)	Aggregate Earnings in 2009	Aggregate Withdrawals/ Distributions (3)	Aggregate Balance at January 3, 2010
Larry S. Flax	$52,200	$4,650	$63,077	$(5,161)	$269,461
Richard L. Rosenfield	$52,200	$4,650	$62,899	$(5,161)	$268,821
Susan M. Collyns	$19,664	$4,650	$36,045	$(161)	$141,116
Thomas P. Beck	$84,566	$4,248	$50,984	$(5,161)	$184,475
Sarah A. Goldsmith-Grover	$9,377	$3,331	$43,708	$(161)	$188,848
Steven E. Rich	$8,724	$3,156	$732	$(12,840)	$15,665

(1)	These amounts are included in the Summary Compensation table in the “Salary” column.
(2)	These amounts are included in the Summary Compensation table in the “All Other Compensation” column.
(3)	Represents amount that was wrapped to the Company’s 401(k) plan.

The following table illustrates the investment funds along with their rates of returns for 2009 under The Executive Deferred Compensation Plan:

Name of Investment Option	Rate of Return
American Funds IS International	43.07%
AllianceBernstein VPS International Value	34.68%
Lincoln VIP Small Cap Index	26.02%
Delaware VIP Small Cap Value	31.83%
AllianceBernstein VPS Small/Mid Cap Value	42.86%
Fidelity VIP Mid Cap	40.01%
American Funds IS Growth	39.41%
Lincoln VIP S&P 500 Index	26.11%
Lincoln VIP MFS Value	20.96%
American Century VP Inflation Protection	10.21%
Lincoln VIP Delaware Bond	18.90%
Lincoln VIP Money Market	0.30%
Model Portfolio - Conservative	15.97%
Model Portfolio - Moderate / Conservative	22.14%
Model Portfolio - Moderate	27.14%
Model Portfolio - Moderate / Aggressive	30.55%
Model Portfolio - Aggressive	34.27%

Potential Payments Upon Termination or Change of Control

As discussed above, Messrs. Flax and Rosenfield and Ms. Collyns have entered into employment agreements with the Company that provide benefits upon termination of their employment in certain circumstances. Thomas P. Beck, Sarah A. Goldsmith-Grover and Steven E. Rich are not party to an employment agreement with the Company. Accordingly, the Company will have no obligation to them upon termination, except to the extent they are otherwise entitled to any accrued but unpaid salary, bonus, benefits or insurance coverage in accordance with applicable law.

Messrs. Flax and Rosenfield

Under the December 2008 amended and restated employment agreement (which were further amended and restated in April 2010, as more fully described below), in the event we did not extend the term of employment, and, as a result, the term expires prior to the calendar year in which a co-CEO attains age 70, he (or his estate in the event he dies after his termination, as applicable) was entitled to the following: (i) a lump sum amount equal to the sum of base salary and target bonus; (ii) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock; (iii) extension of the post-termination exercise period with respect to any stock option until the earlier of (x) the last day of the three-year period following the termination of employment or (y) expiration date of such option according to its terms; and (iv) continuation of health insurance benefits consistent with those provided by us to our senior executives. In the event (i) such extension of the term does not occur, and, as a result, the term expires after the commencement of the calendar year in which the executive attains age 70, or (ii) the employment of Messrs. Flax or Rosenfield is terminated by us other than for “disability” or “cause” or by the executive for “good reason” after the commencement of the calendar year in which the executive attains age 70, the executive (or his estate in the event he dies after his termination, as applicable) was entitled to the benefits described above, except that he was not entitled to the sum of base salary and target bonus and his continuation of health insurance benefits would end on the later of eighteen months after the termination date and the last day of the employment term (as determined without regard to the termination of employment).

In the event the employment of Messrs. Flax or Rosenfield is terminated by us other than for “disability” or “cause” or by the executive for “good reason” prior to the calendar year in which the executive attains age 70, or if such termination occurs within two years following a “change of control,” the executive (or his estate in the event he dies after his termination, as applicable) would be entitled to the same benefits as if we did not extend the term of the employment and, as a result, the term expires prior to the calendar year in which the executive attains age 70, provided that the executive will be entitled to an amount equal to two times the sum of base salary and target bonus and his continuation of health insurance benefits will end on the date that is two years following the date of termination.

In the event the employment of Messrs. Flax or Rosenfield was terminated by us as a result of the death or “disability” of Messrs. Flax or Rosenfield, the executive (or his estate in the event he dies after his termination, as applicable) was entitled to (i) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock; and (ii) extension of the post-termination exercise period with respect to any stock option until the earlier of (x) the last day of the three-year period following the termination of employment or (y) expiration date of such option according to its terms.

If any of the payments or benefits received or to be received by Messrs. Flax or Rosenfield were subject to any excise tax imposed under Section 4999 of the Code resulting from application of Section 280G of the Code, we had to pay to the executive an additional amount such that the net amount retained by the executive, after deduction of such excise tax, would be the same as the amount the executive would have retained had such excise tax not been incurred.

Ms. Collyns

In the event we do not extend the term of employment, Ms. Collyns (or her estate in the event she dies after her termination, as applicable) will be entitled to the following: (i) a lump sum amount equal to the sum of base salary and target bonus; (ii) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock; (iii) extension of the post-termination exercise period with respect to any stock option until the earlier of (x) the last day of the three-year period following the termination of employment or (y) expiration date of such option according to its terms; and (iv) continuation for one year following termination of employment of health insurance benefits consistent with those provided by us to our senior executives; provided, however, that any amount payable to Ms. Collyns will be reduced by any compensation she earns as a result of consultancy with or employment by another entity or individual during the one year payout period.

In the event the employment of Ms. Collyns is terminated by us other than for “disability” or “cause” or by her for “good reason,” or if such termination occurs within two years following a “change of control,” Ms. Collyns (or her estate in the event she dies after her termination, as applicable) will be entitled to the same benefits as if we did not extend the term of the employment provided that Ms. Collyns will be entitled to an amount equal to two times the sum of base salary and target bonus rather than one times such amount.

In the event the employment of Ms. Collyns is terminated as a result of the death or “disability” of Ms. Collyns, she (or her estate in the event she dies after her termination, as applicable) will be entitled to (i) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock; and (ii) extension of the post-termination exercise period with respect to any stock option until the earlier of (x) the last day of the three-year period following the termination of employment or (y) expiration date of such option according to its terms.

2010 Changes to Potential Payments Upon Termination or Change in Control

As discussed above, in April 2010 the Company entered into second amended and restated employment agreements with Messrs. Flax and Rosenfield. The second amended and restated employment agreements eliminated the provision entitling the executives to the payment of excise taxes on payments and benefits received upon a qualifying termination following a change in control. In addition, the second amended and restated employment agreements also provide that if either executive is terminated by the Company without cause or either executive terminates his employment for good reason, in addition to compensation and benefits accrued prior to such termination, he will be entitled to (i) an amount equal to 1.75 multiplied by his base salary in effect on the termination date; (ii) immediate vesting (or lapse of restrictions) and exercisability of any unvested options, restricted stock or similar equity or long-term incentive that was awarded to the executive by the Company during his employment with the Company; (iii) the exercise period with respect to any stock option will be extended until no later than three years after the termination date; and (iv) continuation of health benefits for eighteen (18) months after the termination date.

In addition, in April 2010 the Company adopted the Severance Plan, the participants of which will include Messrs. Beck and Rich and Ms. Goldsmith-Grover. For additional information on the payments and benefits payable upon a qualifying termination under this plan, see “Compensation Discussion and Analysis—Severance and Change in Control Benefits” on page 13.

Summary of Potential Payments

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of a qualifying termination of employment, assuming that each executive’s termination of employment occurred on December 31, 2009, the last business day of fiscal 2009. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, (ii) other benefits earned or accrued by the executive during his or her employment that are available to all salaried employees, such as accrued vacation and (iii) benefits accrued under the SERP. For information on the accrued amounts payable under the SERP, see the “Pension Benefits” table above. The amounts shown in the table below also do not give affect to the April 2010 amendments to Messrs. Flax’s and Rosenfield’s employment agreements or the Severance Plan adopted in April 2010.

Name	Termination Event	Salary and Bonus (5)	Options (6)	Restricted Stock (7)	Health Insurance (8)	Life Insurance(9)	Total
Larry S. Flax	Term not extended (1)	$960,000	$123,000	$264,804	$13,138	$—	$1,360,942
	Termination (2)	$1,920,000	$123,000	$264,804	$13,138	$—	$2,320,942
	Change of control (3)	$1,920,000	$123,000	$264,804	$17,518	$—	$2,325,322
	Death or disability (4)	$—	$123,000	$264,804	$—	$1,400,000	$1,787,804

Richard L. Rosenfield	Term not extended (1)	$960,000	$123,000	$264,804	$18,700	$—	$1,366,504
	Termination (2)	$1,920,000	$123,000	$264,804	$18,700	$—	$2,326,504
	Change of control (3)	$1,920,000	$123,000	$264,804	$24,933	$—	$2,332,737
	Death or disability (4)	$—	$123,000	$264,804	$—	$1,400,000	$1,787,804

Susan M. Collyns	Term not extended (1)	$712,500	$787	$—	$9,391	$—	$722,678
	Termination (2)	$1,425,000	$787	$—	$9,391	$—	$1,435,178
	Change of control (3)	$1,425,000	$787	$—	$18,782	$—	$1,444,569
	Death or disability (4)	$—	$787	$—	$—	$1,400,000	$1,400,787

(1)	Occurs in the event the Company gives written notice that it will not extend the term of the employment agreement of the executive.
(2)	Includes any termination of employment (a) by the Company other than (i) for disability, death or cause or (ii) within two years of a change of control event or (b) by the executive for good reason.
(3)	Includes any termination of employment by the Company other than for disability, death or cause or by the executive for good reason that occurs within two years of a change of control event. If any of the payments or benefits received by the co-CEOs pursuant to a termination that occurs within two years of a change of control are subject to any excise tax imposed under Section 4999 of the Code resulting from application of Section 280G of the Code, the Company will also pay to the executive an additional amount such that the net amount retained by the executive, after deduction of such excise tax, would be the same as the amount the Executive would have retained had such excise tax not been incurred. As described above, the second amended and restated employment agreements eliminated the provision entitling the executives to the payment of excise taxes on payments and benefits received upon a qualifying termination following a change in control.
(4)	Disability shall mean that the executive is determined to be substantially disabled by the insurance company providing group long-term disability insurance for the Company’s employees, executive has a medically determinable physical or mental condition that disables him from substantially performing his duties or a physician licensed to practice medicine in the State of California has made a binding determination of disability.
(5)	This amount would be payable within 60 days of the date of termination in accordance with the regular payroll practices of the Company.
(6)	The value of accelerated stock options was calculated by multiplying (x) the number of shares subject to acceleration of in-the-money options by (y) the difference between the fair market value of a share of our common stock on December 31, 2009 ($13.45) and the per share exercise price of the accelerated option.
(7)	The value of accelerated restricted stock was calculated by multiplying (x) the number of shares subject to acceleration by (y) the grant date fair market value of the accelerated shares.
(8)	Represents the aggregate full premium payments that would be required to be paid to or on behalf of each executive to provide continued health insurance coverage under COBRA (based on the executive’s health insurance coverage as of December 31, 2009) for the relevant period of time.
(9)	Represents life insurance proceeds payable under the executives’ life insurance policies.

Director Compensation

The following table shows compensation of the non-employee members of our board for the year ended January 3, 2010. Any board member who is also an employee of the Company does not receive separate compensation for service on the board.

Directors (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)	Total
William C. Baker	$49,000	$49,999	$98,999
Leslie E. Bider	$47,500	$49,999	$97,499
Marshall S. Geller	$49,500	$49,999	$99,499
Charles G. Phillips	$53,500	$49,999	$103,499
Alan I. Rothenberg	$68,500	$49,999	$118,499

(1)	Directors who are the Company’s employees receive no additional compensation for serving on the Board of Directors. Larry S. Flax’s and Richard L. Rosenfield’s compensation is reflected in the Summary Compensation Table.
(2)	Each director receives an annual retainer of $30,000. In addition, Mr. Rothenberg receives an additional annual retainer of $5,000 for serving as chair of the audit committee. Directors are paid $1,500 for each board meeting they attend, $2,000 for each audit or compensation committee meeting they attend and $1,000 for each nominating and governance committee meeting they attend. Directors are also reimbursed for reasonable expenses incurred in connection with serving as a director.
(3)	This amount represents the aggregate grant date fair value of restricted stock awards granted to our directors as determined in accordance with ASC Topic 718. Assumptions used in the calculation of this amount for 2009 grants are included in Note 12 to the Company’s audited financial statements in our 2009 Annual Report on Form 10-K. The table below shows the aggregate number of options and stock awards outstanding for each non-employee director as of January 3, 2010:

Director	Option Awards	Stock Awards
William C. Baker	3,672	4,963
Leslie E. Bider	—	7,187
Marshall S. Geller	—	7,187
Charles G. Phillips	3,672	4,963
Alan I. Rothenberg	3,672	4,963

Narrative Disclosure to Director Compensation Table

The compensation program for our non-employee directors is intended to fairly compensate our directors for the time and effort necessary to serve as a member of our board of directors. Non-employee members of our board of directors receive a combination of cash and equity-based compensation.

Cash Compensation. In 2009, each non-employee director was entitled to receive an annual cash retainer of $30,000. Non-employee directors also receive $1,500, $2,000 and $1,000 for each board, audit committee or compensation committee and nominating and governance committee meeting, respectively, that they attend. In addition, the chair of the audit committee receives an annual cash retainer of $5,000.

Equity Compensation. In 2009, each non-employee director was granted 3,852 shares of restricted stock. The restricted shares vest annually over a three-year period.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of William C. Baker, Charles G. Phillips and Alan I. Rothenberg, who are all non-employee directors. Mr. Baker serves as chair of the compensation committee. No member of the compensation committee has served as one of our officers or employees at any time.

Compensation Committee Report 1

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the California Pizza Kitchen, Inc. 2009 annual report on Form 10-K/A.

The Compensation Committee

William C. Baker, Chairman

Charles G. Phillips

Alan I. Rothenberg

May 3, 2010

[1]	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this annual report on Form 10-K/A and irrespective of any general incorporation language in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 30, 2010, with respect to the beneficial ownership of the Company’s common stock by:

•	all persons known by us to be the beneficial owners of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the executive officers named in the Summary Compensation Table; and

•	all of our executive officers and directors as a group.

The percentage of class is calculated on the basis of 24,559,823 shares of common stock outstanding, except that shares of common stock underlying options exercisable within 60 days of April 30, 2010 are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holders of such options. In the preparation of this table, the Company has relied upon information supplied by its officers, directors and certain stockholders and upon information contained in filings with the SEC. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated, the address for each beneficial owner is c/o California Pizza Kitchen, 6053 West Century Boulevard, 11th Floor, Los Angeles, CA 90045.

	Shares Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Class (1)
Larry S. Flax (2)	2,082,053	8.1%
Richard L. Rosenfield (3)	2,118,017	8.3%
William C. Baker (4)	99,020	0.4%
Leslie E. Bider (5)	8,852	0.0%
Marshall S. Geller (6)	16,152	0.1%
Charles G. Phillips (7)	133,378	0.5%
Alan I. Rothenberg (8)	46,520	0.2%
Thomas P. Beck (9)	133,125	0.5%
Susan M. Collyns (10)	451,953	1.8%
Sarah A. Goldsmith-Grover (11)	153,961	0.6%
Steven E. Rich (12)	14,567	0.1%

BlackRock Inc. (13)	1,723,416	7.0%
40 East 52nd Street
New York, NY 10022

Fisher Investments (14)	1,249,015	5.1%
13100 Skyline Boulevard
Woodside, CA 94062-4527

Shapiro Capital Management LLC (15)	1,267,620	5.2%
3060 Peachtree Road, Suite 1555 N.W.
Atlanta, GA 30305

The TCW Group, Inc. (16)	2,144,619	8.7%
865 South Figueroa Street
Los Angeles, CA 90017

Thompson, Siegel & Walmsley, LLC (17)	1,685,519	6.9%
6806 Paragon Place, Suite 300
Richmond, VA 23230

All directors and executive officers as a group (11 persons) (18)	5,257,598	19.1%

(1)	Percentage of ownership is calculated as required by the SEC Rule 13d-3(d)(1). Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table above includes the number of shares underlying options which are exercisable within 60 days of April 30, 2010.
(2)	Mr. Flax, our co-CEO, co-President, co-Chairman of the Board and one of our directors, individually owns 8,328 shares of our common stock and has options to purchase 1,050,000 shares. Options to purchase 1,050,000 of such shares will be exercisable within 60 days of April 30, 2010. The total number of shares owned includes 794,717 shares over which Mr. Flax exercises voting control as the trustee of the Larry S. Flax Revocable Trust. The total number of shares owned also includes 61,173 shares over which Mr. Flax exercises voting control as the trustee of the Rosenfield Children’s Trust and 167,835 shares over which Mr. Flax’s wife exercises voting control as the trustee of the Joan Gillette Flax Family Trust. Mr. Flax disclaims any beneficial ownership over the shares held by the Rosenfield Children’s Trust and the Joan Gillette Flax Family Trust.
(3)	Mr. Rosenfield, our co-CEO, co-President, co-Chairman of the Board and one of our directors, individually owns 8,328 shares of our common stock and has options to purchase an additional 1,050,000 shares. Options to purchase 1,050,000 of such shares will be exercisable within 60 days of April 30, 2010. The total number of shares owned includes 1,059,689 shares over which Mr. Rosenfield exercises voting control as the trustee of the Rosenfield Revocable Trust.
(4)	Mr. Baker, one of our directors, owns 14,685 shares of our common stock and has options to purchase an additional 88,007 shares. Options to purchase 84,335 of such shares will be exercisable within 60 days of April 30, 2010.
(5)	Mr. Bider, one of our directors, owns 8,852 shares of our common stock.
(6)	Mr. Geller, one of our directors, owns 16,152 shares of our common stock.
(7)	Mr. Phillips, one of our directors, owns 49,043 shares of our common stock and has options to purchase an additional 88,007 shares. Options to purchase 84,335 of such shares will be exercisable within 60 days of April 30, 2010.
(8)	Mr. Rothenberg, one of our directors, owns 7,185 shares of our common stock and has options to purchase 43,007 shares, 39,335 of which will be exercisable within 60 days of April 30, 2010.
(9)	Mr. Beck, our Senior Vice President, Construction, individually owns no shares of our common stock and has options to purchase 157,500 shares. Options to purchase 133,125 of such shares will be exercisable within 60 days of April 30, 2010.
(10)	Ms. Collyns, our Chief Operating Officer, Chief Financial Officer and Executive Vice President, individually owns 80,078 shares and has options to purchase an additional 455,625 shares. Options to purchase 371,875 of such shares will be exercisable within 60 days of April 30, 2010.
(11)	Ms. Goldsmith-Grover, our Chief Communications Officer and Senior Vice President of Marketing and Public Relations, individually owns 2,711 shares of our common stock and has options to purchase an additional 177,500 shares. Options to purchase 151,250 of such shares will be exercisable within 60 days of April 30, 2010.
(12)	Mr. Rich, our Senior Vice President, Real Estate, individually owns no shares of our common stock and has options to purchase an additional 33,822 shares. Options to purchase 14,567 of such shares will be exercisable within 60 days of April 30, 2010.
(13)	The amounts shown and the following information were provided by BlackRock, Inc. and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on January 29, 2010, indicating beneficial ownership as of January 3, 2010. BlackRock Inc. reported sole voting power with respect to 1,723,416 shares of our common stock and sole dispositive power with respect to 1,723,416 shares of our common stock. The Schedule 13G filing by BlackRock was made to amend the Schedule 13G filing by Barclays Global Investors, N.A., or Barclays. On December 1, 2009, BlackRock completed its acquisition of Barclays and, as a result, substantially all of Barclays entities are now included as subsidiaries of BlackRock for the purposes of Schedule 13G filings. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.

(14)	The amounts shown and the following information were provided by Fisher Investments and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2010, indicating beneficial ownership as of January 3, 2010. Fisher Investments reported sole voting power with respect to 643,421 shares of our common stock and sole dispositive power with respect to 1,249,015 shares of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(15)	The amounts shown and the following information were provided by Shapiro Capital Management LLC and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2010, indicating beneficial ownership as of January 3, 2010. Shapiro Capital Management LLC reported sole voting power with respect to 1,098,020 shares of our common stock, shared voting power with respect to 169,600 shares and sole dispositive power with respect to 1,267,620 of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(16)	The amounts shown and the following information were provided by The TCW Group, Inc. and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2010, indicating beneficial ownership as of January 3, 2010. The TCW Group, Inc. reported shared voting power with respect to 1,098,837 shares of our common stock and shared dispositive power with respect to 2,144,619 shares of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(17)	The amounts shown and the following information were provided by Thompson Siegel & Walmsley LLC and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2010, indicating beneficial ownership as of January 3, 2010. Thompson, Siegel & Walmsley LLC reported sole voting power with respect to 1,347,969 shares of our common stock, shared voting power with respect to 337,550 shares and sole dispositive power with respect to 1,685,519 of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(18)	These 11 persons include all directors and each of the executive officers detailed in the table above. See notes 2-12 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of the Board of Directors

We have established standards of independence for our Board of Directors that comply with the standards of independence set forth in the Marketplace Rules of The NASDAQ Stock Market. Under these standards of independence, an independent director is one who is not an officer or employee of the Company or its subsidiaries or any other individual who has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who otherwise:

•	is not, and has not within the past three years been, employed by the Company or any of its subsidiaries;

•

has not accepted, and whose immediate family member has not accepted, any payments from the Company or any of its subsidiaries in excess of $120,000 during any period of twelve consecutive months within the past three years, other than the following:

i.	compensation for service on the Board of Directors or any committee of the Board of Directors;

ii.	payment arising solely from investment in our securities;

iii.	compensation paid to a member of the director’s immediate family who is a non-executive employee of the Company or any of its subsidiaries;

iv.	benefits under a tax-qualified retirement plan, or non-discretionary compensation; or

v.	loans permitted under Section 13(k) of the Securities Exchange Act of 1934, as amended;

•	is not an immediate family member of an individual who is, or at any time during the past three years was, an executive officer of the Company or any of its subsidiaries;

•

is not, and whose immediate family member is not, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current year or in any of the past three years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investment in our securities or payments under non-discretionary charitable contribution matching programs;

•

is not, and whose immediate family member is not, an executive officer of another entity where at any time during the last three years any of our executive officers served on the compensation committee of such entity; and

•

is not, and whose immediate family member is not, a current partner of our independent registered accountant, or was a partner or employee of our independent registered accountant who worked on our audit at any time during the past three years.

Additionally, members of the audit committee must not accept, directly or indirectly, any compensation from the Company other than directors’ fees and must not be otherwise be affiliated with the Company (other than in their capacity as a director or as a holder of a number of the Company’s outstanding shares that would not cause them to be an affiliate).

Our Board of Directors has determined that all of our current non-management directors do not have a material relationship with the Company and are therefore independent under both our standards of independence and the criteria for independence set forth in the listing standards of The NASDAQ Stock Market.

Certain Relationships and Related Transactions

Peter Gillette, the stepson of Larry S. Flax, our co-CEO, co-President, co-Chairman of the Board and Director, is the Company’s Senior Vice President of Franchise and International Development. In fiscal 2009, Mr. Gillette received a salary of approximately $205,000 and a bonus of approximately $107,000. Mr. Gillette also received a stock option grant for 15,000 shares in February 2009.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table summarizes the fees paid or payable to Ernst & Young LLP for services rendered for the fiscal years ended December 28, 2008 and January 3, 2010.

	Fiscal Year ended January 3, 2010	Fiscal Year ended December 28, 2008
Audit Fees (1)	$688,000	$626,000
Audit Related Fees	$—	$—
Tax Fees (2)	$336,000	$261,000
All Other Fees	$—	$—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Ernst & Young LLP in connection with regulatory filings or engagements.
(2)	Tax fees consist of fees billed for professional services rendered for tax advice and tax return compliance. These services include assistance with tax incentives and tax audits with local, state and federal agencies.

Policy on Appointment, Replacement and Compensation of Independent Registered Public Accountants

The audit committee of our Board of Directors has the sole authority to appoint or replace our independent registered public accountants. The committee is directly responsible for the compensation and oversight of the work of the independent registered public accountants (including resolution of disagreements between management and the independent registered public accountants regarding financial reporting) for the purpose of preparing or issuing an audit report or related work.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

Our audit committee, or a subcommittee of the committee, pre-approves the provision of all audit and non-audit services (including tax services) by the independent registered public accountants up to a specified dollar amount and also approves all audit and non-audit engagement fees and terms with the independent registered public accountants. During fiscal 2009 and 2008, all of the services related to the audit and other fees described above were pre-approved by our audit committee or sub-committee and none were provided pursuant to any waiver of the pre-approval requirement.

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

Dated: May 3, 2010	CALIFORNIA PIZZA KITCHEN, INC.

	By:	/s/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	May 3, 2010

/S/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	May 3, 2010

/S/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary (Principal Financial Officer)	May 3, 2010

/S/ TODD B. SLAYTON Todd B. Slayton	Chief Accounting Officer and Senior Vice President, Corporate Finance (Principal Accounting Officer)	May 3, 2010

/S/ WILLIAM C. BAKER William C. Baker	Director	May 3, 2010

/S/ LESLIE E. BIDER Leslie E. Bider	Director	May 3, 2010

Signature	Title	Date

/s/ MARSHALL S. GELLER Marshall S. Geller	Director	May 3, 2010

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	May 3, 2010

/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	May 3, 2010

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	By-laws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

10.42(U)	Credit Agreement, dated May 7, 2008

10.43(U)	Form of Promissory Note payable to Lenders, dated May 7, 2008

10.44(V)*	First Amendment to California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan, dated December 15, 2008

10.45(V)*	Sixth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated December 15, 2008

10.46(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated December 31, 2008

10.47(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated December 31, 2008

10.48(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated December 31, 2008

10.49(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Rudy Sugueti, dated December 31, 2008

10.50(W)*	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated August 5, 2009

10.51(X)	Trademark License Agreement between California Pizza Kitchen, Inc. and Kraft Pizza Company

21(X)	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(X)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(X)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3(X)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.

(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.

(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).

(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.

(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.

(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.

(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.

(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.

(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).

(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.

(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.

(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.

(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.

(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.

(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.

(U)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.

(V)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 13, 2009.

(W)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2009.

(X)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 19, 2010.