Form 10-Q
period 2010-04-04
CALIFORNIA PIZZA KITCHEN, INC.
filed 2010-05-14
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 4, 2010

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

*	The registrant has not yet been phased into the interactive data requirements.

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

As of May 12, 2010, 24,559,823 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	April 4, 2010	January 3, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,426	$21,424
Other receivables	8,311	12,541
Inventories	5,627	5,557
Current deferred tax asset, net	7,076	7,076
Prepaid rent	4,990	4,957
Other prepaid expenses	2,379	2,031

Total current assets	35,809	53,586
Property and equipment, net	254,481	255,416
Noncurrent deferred tax asset, net	25,205	25,011
Goodwill	4,622	4,622
Other intangibles, net	4,723	4,714
Other assets	7,340	6,909

Total assets	$332,180	$350,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,807	$11,263
Accrued compensation and benefits	17,811	23,201
Accrued rent	19,564	19,287
Deferred rent credits	3,962	3,745
Other accrued liabilities	9,262	10,915
Deferred gift card revenue	15,884	20,640
Store closure reserve	391	326

Total current liabilities	75,681	89,377

Long-term debt	10,000	22,300
Other liabilities	8,134	7,728
Deferred rent credits, net of current portion	34,619	32,478
Income taxes payable	9,177	9,125
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,328,518 and 24,195,800 shares issued and outstanding at April 4, 2010 and January 3, 2010, respectively	243	242
Additional paid-in capital	176,818	174,000
Retained earnings	17,508	15,008

Total stockholders’ equity	194,569	189,250

Total liabilities and stockholders’ equity	$332,180	$350,258

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenues:
Restaurant sales	$154,429	$158,728
Royalties from licensing agreement	1,044	1,151
Domestic franchise revenues	672	623
International franchise revenues	549	566

Total revenues	156,694	161,068
Costs and expenses:
Food, beverage and paper supplies	36,387	37,983
Labor	58,812	61,102
Direct operating and occupancy	35,083	34,796

Cost of sales	130,282	133,881
General and administrative	13,030	12,991
Depreciation and amortization	9,135	9,353
Pre-opening costs	302	729
Store closure costs	466	—

Total costs and expenses	153,215	156,954

Operating income	3,479	4,114
Interest expense, net	(36)	(309)

Income before income tax provision	3,443	3,805
Income tax provision	943	1,213

Net income	$2,500	$2,592

Net income per common share:
Basic	$0.10	$0.11

Diluted	$0.10	$0.11

Weighted average shares used in calculating net income per common share:
Basic	24,233	23,917

Diluted	24,418	23,923

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	April 4, 2010	March 29, 2009
Operating activities:
Net income	$2,500	$2,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,135	9,353
Non-cash compensation expense	1,130	1,766
Tax deficiency from employee stock option exercises	62	29
Store closure costs	466	—
Amortization of deferred rent credits	(316)	(904)
Changes in operating assets and liabilities:
Other receivables	4,230	775
Inventories	(70)	171
Prepaid expenses and other assets	(812)	(261)
Net deferred tax assets	(194)	(565)
Liquor licenses	(45)	—
Accounts payable	(3,180)	1,523
Accrued liabilities	(8,147)	6,505
Deferred gift card revenue	(4,756)	(1,947)
Other liabilities	5	420
Deferred rent credits	2,674	1,438

Net cash provided by operating activities	2,682	20,895
Investing activities:
Capital expenditures *	(6,069)	(9,416)

Net cash used in investing activities	(6,069)	(9,416)
Financing activities:
Borrowings on credit facility	24,900	—
Repayments on credit facility	(37,200)	(7,000)
Net proceeds from issuance of common stock	1,751	510
Tax deficiency from employee option exercises	(62)	—

Net cash used in financing activities	(10,611)	(6,490)

Net (decrease)/increase in cash and cash equivalents	(13,998)	4,989
Cash and cash equivalents at beginning of period	21,424	14,392

Cash and cash equivalents at end of period	$7,426	$19,381

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$507	$433

Cash paid during the period for interest	$67	$589

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$(2,095)	$3,729

See accompanying notes

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 4, 2010

(unaudited)

1. Basis of Presentation

As of April 4, 2010, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (collectively, the “Company”) owns, operates, licenses or franchises 253 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 32 states and 9 foreign countries, of which 205 are company-owned and 48 operate under franchise or license arrangements.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 4, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011.

The consolidated balance sheet at January 3, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in accordance with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Revenue Recognition

Revenues from the operation of company-owned restaurants are recognized when sales occur. Royalty fees from our licensing agreement are recognized on a quarterly basis and are based on a percentage of sales of our premium frozen products. Initial franchise fees received under area licensing agreements are recognized as deferred revenue until the Company has performed its material obligations under such agreements, which is typically upon restaurant opening. A portion of the initial fee is recognized as revenue with each new opening. Royalty fees from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchise restaurants’ revenues are earned. Revenues are presented net of sales taxes. Sales taxes not yet remitted to taxing authorities are included as other accrued liabilities.

The Company recognizes the sale of California Pizza Kitchen branded gift cards as deferred revenue and recognizes revenue when the gift cards are redeemed. Deferred gift card revenue is presented net of discounts provided by the Company to third party gift card resellers subject to the terms of resale agreements. Discounts are recorded as reductions to restaurant sales as the related gift cards are redeemed. Distribution sales charges are expensed as incurred. There are no expiration dates on the Company’s gift cards, nor do we charge any service fees that decrease customer balances.

While we will continue to honor all gift cards presented for redemption, we have determined the likelihood of redemption of a gift card’s remaining balance to be remote approximately twenty-four months after it is sold. To the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, a portion of gift card balances may be recognized as revenue from unredeemed gift cards and recorded as a reduction to deferred revenue and included in restaurant sales.

Our calculation of revenue from unredeemed gift cards is based upon Company-specific, historical, statistically based information and relates to a large pool of similar gift card transactions sold and redeemed over a significant time frame. Revenue from unredeemed gift cards is recognized over the same performance period, and in the same proportion, that the data has demonstrated that gift cards are redeemed. This analysis resulted in a change in accounting estimate providing $1.4 million in revenue from unredeemed gift cards for the quarter ended April 4, 2010. This amount includes a portion related to the remaining balances from unredeemed gift cards sold since the inception of the gift card program. The Company expects that additional amounts from these older cards will be recorded in the future. Due to the variability of timing, terms and volume for sales of gift cards to third party resellers, along with the continuing evaluation of unclaimed property laws and other relevant factors impacting gift card activity, future revenues from unredeemed gift cards may differ significantly from revenues recorded for the first quarter of 2010.

2. Recent Accounting Pronouncements

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

The FASB also amended ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. In addition, this amendment also clarifies existing disclosures on the level of disaggregation and inputs and valuation techniques whereby a reporting entity is required to provide fair value measurement disclosures for each class of assets and liabilities and for both recurring and nonrecurring fair value measurements. This guidance was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3. Common Stock

During the first quarter of 2010, employees exercised options to purchase 132,718 shares of common stock which resulted in net proceeds to the Company of $1.8 million.

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased in the first quarter of 2010. As of April 4, 2010, the Company has $39.3 million remaining on its repurchase authorization.

On January 11, 2006, 105,000 shares of restricted stock were granted to each of Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers. Of the total grant, 4,688 restricted shares vested for each of them in the first quarter of 2010.

4. Long-term Debt and Credit Facilities

On May 7, 2008, the Company replaced its $100.0 million credit facility by entering into a new five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of April 4, 2010, the Company had borrowings outstanding under the Facility totaling $10.0 million with an average annual interest rate of 1.59%. Availability under the line of credit is reduced by outstanding letters of credit totaling $6.6 million as of April 4, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $133.4 million as of April 4, 2010. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of April 4, 2010. The Facility matures in May 2013.

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

We do not hold any marketable securities as of April 4, 2010. We primarily hold investments in mutual funds within corporate owned life insurance (“COLI”) contracts to support our Executive Deferred Compensation Plan. We also hold some non-COLI mutual funds to support this plan. These securities, included in other assets on the consolidated balance sheets, are classified as trading securities and reported at fair value based on third party broker statements. Gains or losses related to these investments are reflected in net income. Based on its analysis of the investments underlying the plan, the Company has determined that presenting them as Level 1 assets at April 4, 2010 is appropriate.

The assets measured at fair value on a recurring basis at April 4, 2010 were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation mutual funds	$672	$—	$—
Deferred compensation COLI	4,807	—	—

Balance at April 4, 2010	$5,479	$—	$—

6. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for both stock options and restricted stock awards granted by the Company. The impact of stock-based compensation expense for the quarter ended April 4, 2010 on income before income tax provision was $1.1 million or $0.05 on diluted earnings per share. The impact of stock-based compensation expense for the quarter ended March 29, 2009 on income before income tax provision was $1.7 million or $0.07 on diluted earnings per share.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Labor	$38	$139
General and administrative	1,092	1,557

Total stock-based compensation expense	$1,130	$1,696

Tax deficiency	$(62)	$(29)
Capitalized stock-based compensation (1)	$31	$69

(1)	Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

No options were issued in the first quarter of 2010. The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first quarter of 2009 was $4.59 per option. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2009: (a) no dividend yield on common stock; (b) expected stock price volatility of 41.30%; (c) a risk-free interest rate of 1.81%; and (d) an expected option term of 5.9 years.

The expected term of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar option grants, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2010, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the future.

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 3, 2010	5,716,423	$15.82
Options granted	—	—
Options exercised	(132,718)	13.19
Options cancelled	(58,893)	14.18
Options expired	—	—

Outstanding at April 4, 2010	5,524,812	$15.90	5.45	$8,761,059

Vested and exercisable at April 4, 2010	4,788,587	$16.15

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 4, 2010. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended April 4, 2010 was $0.4 million.

A summary of the status of the Company’s nonvested options as of April 4, 2010, and changes during the three months ended April 4, 2010, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 3, 2010	1,131,149	$5.08
Options granted	—	—
Options vested	(365,086)	5.53
Options cancelled	(29,838)	3.91

Nonvested at April 4, 2010	736,225	$4.90

As of April 4, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.9 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of April 4, 2010, there were 0.4 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2010	68,639	$18.21
Restricted shares granted	—	—
Restricted shares vested	(9,376)	21.56
Restricted shares cancelled	—	—

Outstanding at April 4, 2010	59,263	$17.68

Fair value of the restricted shares is based on our closing stock price on the date of grant. As of April 4, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $0.4 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

7. Income Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing these deferred tax assets principally depends upon achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

The effective income tax rate was 27.4% for the first quarter of 2010 compared to 31.9% for the first quarter of 2009. The effective income tax rate for the first quarter of 2010 differed from the statutory income tax rate primarily due to FICA and wage tax credits. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions and the resolution of issues arising from tax audits with various tax authorities.

The Company utilizes a “more likely than not” threshold and measurement criteria for uncertain tax positions recognized in the financial statements resulting from tax positions taken or expected to be taken in the Company’s tax return.

As of April 4, 2010, the Company had $8.5 million of total gross unrecognized tax benefits. The Company estimates that unrecognized tax benefits of $2.9 million will be released in the next twelve months due to completion of audits in progress or expiration of statute of limitations. The Company remains open to examination by federal, state, and local tax jurisdictions for tax years after 2005.

8. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share for the three months ended April 4, 2010 and March 29, 2009, is as follows (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Numerator for basic and diluted net income per common share	$2,500	$2,592

Denominator:
Denominator for basic net income per common share weighted average shares	24,233	23,917
Stock option dilution	185	6

Denominator for diluted net income per common share weighted average shares	24,418	23,923

For the three months ended April 4, 2010 and March 29, 2009, approximately 0.6 million and 3.8 million stock options, respectively, have been excluded from the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2009 Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements speak only as of the date of this report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

California Pizza Kitchen, Inc. and its subsidiaries (collectively, referred to hereafter as the “Company” or in the first person notations “we” and “our”) is a leading casual dining restaurant chain. As of May 12, 2010, we own, license or franchise 254 locations in 32 states and 9 foreign countries. We have 50 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. Through a licensing agreement, California Pizza Kitchen branded frozen pizzas and flatbread melts are available in approximately 20,000 locations in all 50 states. We opened our first restaurant in 1985 in Beverly Hills, California and during our 25 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. We analyze this segment in terms of our company-owned full service restaurants and company-owned CPK/ASAP restaurants.

We opened one full service restaurant during the quarter, which had previously been a CPK/ASAP location. Pre-opening costs for this location were $252,000, excluding the impact of construction period rent.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three-month period ended April 4, 2010 consisted of 13 weeks. In calculating comparable company-owned full service restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of April 4, 2010, we had 198 company-owned restaurants that met this criterion.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, leasing activities, deferred tax assets, intangible assets, long-lived assets and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies please refer to our 2009 Annual Report on Form 10-K. Our critical accounting policies and estimates have not changed materially during the quarter ended April 4, 2010, with the exception of estimates used to determine revenue from unredeemed gift cards, as discussed in Note 1 to our unaudited consolidated financial statements for the quarter ended April 4, 2010.

Results of Operations

Our operating results for the three-months ended April 4, 2010 and March 29, 2009 are expressed as a percentage of revenues below except for cost of sales which is expressed as a percentage of restaurant sales:

	Quarter Ended
	April 4, 2010	March 29, 2009
Statement of Income Percentages:
Revenues:
Restaurant sales	98.5%	98.5%
Royalties from licensing agreement	0.7%	0.7%
Domestic franchise revenues	0.4%	0.4%
International franchise revenues	0.4%	0.4%

Total revenues	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	23.6%	23.9%
Labor	38.1%	38.5%
Direct operating and occupancy	22.7%	21.9%

Cost of sales	84.4%	84.3%
General and administrative	8.3%	8.1%
Pre-opening costs	0.2%	0.5%
Operating income before depreciation and amortization and store closure costs (1)	8.3%	8.4%
Depreciation and amortization	5.8%	5.8%
Store closure costs	0.3%	0.0%

Total costs and expenses	97.8%	97.4%
Operating income	2.2%	2.6%
Interest expense, net	0.0%	-0.2%

Income before income tax provision	2.2%	2.4%
Income tax provision	0.6%	0.8%

Net income	1.6%	1.6%

(1)

This is a non-GAAP measure and is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. We believe this measure provides additional information to facilitate the comparison of our past and present financial results and provides an additional means for investors to evaluate business performance. However, use of this measure should not be construed as an indication that our future results will be unaffected by excluded items.

The following table details the number of locations at the end of the first quarter of 2010:

	Total Units at January 3, 2010	Opened	Closed	Total Units at April 4, 2010
First Quarter 2010
Company-owned full service domestic	196	1	1	196
Company-owned ASAP domestic	7	—	—	7
Company-owned LA Food Show	2	—	—	2
Franchised domestic	16	1	1	16
Franchised international	28	1	1	28
Campus, sports & entertainment venues (seasonal)	4	—	—	4

Total	253	3	3	253

Three months ended April 4, 2010 compared to the three months ended March 29, 2009

Total Revenues. Total revenues decreased by $4.4 million, or 2.7%, to $156.7 million in the first quarter of 2010 from $161.1 million in the first quarter of 2009. Restaurant sales decreased by $4.3 million in the first quarter of 2010 primarily due to the 2.7% decrease in 18-month comparable full service restaurant sales which was comprised of approximately 0.6% of price and traffic mix of approximately -3.3%. We believe the reduced restaurant traffic was primarily due to macro economic factors impacting the casual dining industry. Restaurant sales included $1.4 million from revenue on unredeemed gift cards. Royalties from our licensing agreement decreased by 9.3% due to changes in sales programming for our frozen products. Initial franchise fees accounted for both a 3.1% decrease in international franchise revenue and a 7.8% increase in domestic franchise revenue as one international and one domestic franchise opened in the first quarter of 2010 compared to the two international and no domestic franchises that opened in the first quarter of 2009.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $1.6 million, or 4.2%, to $36.4 million in the first quarter of 2010 from $38.0 million in the first quarter of 2009. Food, beverage and paper supplies as a percentage of restaurant sales was 23.6% in the first quarter of 2010 compared to 23.9% in the first quarter of 2009. Excluding revenue from unredeemed gift cards, food, beverage and paper supplies was 23.8% of restaurant sales in the first quarter of 2010. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to productivity improvements in the management of actual to theoretical food costs, which we initiated in 2009, in addition to favorable grocery pricing.

Labor. Labor decreased by $2.3 million, or 3.7%, to $58.8 million in the first quarter of 2010 from $61.1 million in the first quarter of 2009. As a percentage of restaurant sales, labor was 38.1% in the first quarter of 2010 compared to 38.5% in the first quarter of 2009. Excluding revenue from unredeemed gift cards, labor was 38.4% of restaurant sales in the first quarter of 2010. The decrease in labor was primarily due to better manager to store ratios and lower management bonuses.

Direct operating and occupancy. Direct operating and occupancy costs increased by $0.3 million, or 0.8%, to $35.1 million in the first quarter of 2010 from $34.8 million in the first quarter of 2009. Direct operating and occupancy costs as a percentage of restaurant sales was 22.7% in the first quarter of 2010 compared to 21.9% in the first quarter of 2009. Excluding revenue from unredeemed gift cards, direct operating and occupancy costs were 22.9% of restaurant sales in the first quarter of 2010. The percentage increase in direct operating and occupancy costs was primarily due to continued expansion of the CPK takeout call center and new china for our Small Cravings menu.

General and administrative. General and administrative costs were $13.0 million in both the first quarter of 2010 and the first quarter of 2009. General and administrative costs as a percentage of total revenues were 8.3% in the first quarter of 2010 and 8.1% in the first quarter of 2009. The higher percentage was due to the deleveraging of costs against lower sales in the first quarter of 2010.

Depreciation and amortization. Depreciation and amortization decreased by $0.3 million, or 3.2%, to $9.1 million in the first quarter of 2010 from $9.4 million in the first quarter of 2009. The decrease in depreciation expense was primarily due to smaller depreciable asset base resulting from the impairment of 13 stores in 2009.

Pre-opening costs. Pre-opening costs decreased by $0.4 million, or 58.6%, to $0.3 million in the first quarter of 2010 from $0.7 million in the first quarter of 2009. We converted one CPK ASAP to a full service restaurant in the first quarter of 2010 compared to one new and two remodeled full service restaurants in the first quarter of 2009. Approximately $20,000 and $225,000 related to rent expense incurred during restaurant construction period is included in pre-opening costs for the first quarter of 2010 and the first quarter of 2009, respectively.

Store closure costs. Store closure costs were $0.5 million in the first quarter of 2010 compared to no store closure costs in the first quarter of 2009. Store closure costs in the first quarter of 2010 related to the termination fees on two of the stores we expect to close this year.

Interest expense, net. Net interest expense decreased to $36,000 in the first quarter of 2010 from $309,000 in the first quarter of 2009. The decrease in net interest expense resulted from effective treasury management, lower borrowings against our line of credit and favorable interest rates.

Income tax provision. The effective income tax rate was 27.4% for the first quarter of 2010 compared to 31.9% for the first quarter of 2009. The effective income tax rate for 2010 differed from the statutory income tax rate primarily due to FICA and wage tax credits.

Net income. Net income decreased by $0.1 million to $2.5 million in the first quarter of 2010 from $2.6 million in the first quarter of 2009. Net income as a percentage of revenues was 1.6% in both the first quarter of 2010 and the first quarter of 2009.

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

Liquidity and capital resources

The following table presents a summary of our cash flows for the quarters ended April 4, 2010 and March 29, 2009:

	(in thousands)
	Three Months Ended
	April 4, 2010	March 29, 2009
Net cash provided by operating activities	$2,682	$20,895
Net cash used in investing activities	(6,069)	(9,416)
Net cash used in financing activities	(10,611)	(6,490)

Net (decrease)/increase in cash and cash equivalents	$(13,998)	$4,989

Operating activities. We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first three months of 2010, net cash provided by operating activities was $2.7 million compared to $20.9 million for the first three months of 2009. Net cash provided by operating activities exceeded net income for the first three months of 2010 and 2009 primarily because of the effects of depreciation and amortization and non-cash compensation charges. Other than effects of changes in non-cash items, net cash provided by operating activities was lower in the first three months of 2010 than in the first three months of 2009 primarily due to an increased use of cash for accounts payable, accrued liabilities, deferred gift card revenue, prepaid expenses and inventories. These increases in cash use resulted from higher gift card redemptions in addition to the timing of payments on payables and accruals related to the calendar shift of quarter-end dates in 2010 compared to 2009 as a result of the additional week in fiscal 2009 (53-week year). These changes were offset by an increase in cash provided by other receivables and a decreased use of cash for deferred tax assets.

Investing activities. We use working capital and borrowings from our line of credit to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities for the first three months of 2010 was $6.1 million compared to $9.4 million for the first three months of 2009 resulting from $1.9 million incurred on new restaurants and $4.2 million incurred on capitalized maintenance, remodeling and other costs. We converted one CPK ASAP to a full service restaurant in the first quarter of 2010 compared to one new and two remodeled full service restaurants in the first quarter of 2009.

Financing activities. Net cash used in financing activities for the first three months of 2010 was $10.6 million compared to $6.5 million for the first three months of 2009 due to higher net repayments on the credit facility in the first three months of 2010 compared to the first three months of 2009 offset by higher net proceeds from the issuance of common stock in the first three months of 2010 compared to the first three months of 2009.

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock may be repurchased from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program. The Company did not repurchase any shares in 2009 nor in the first three months of 2010 under the July 2008 Program. As of April 4, 2010 the Company has $39.3 million remaining on its repurchase authorization.

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

Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of April 4, 2010, the Company had borrowings outstanding under the Facility totaling $10.0 million with an average annual interest rate of 1.59%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of April 4, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $133.4 million as of April 4, 2010. The Facility matures in May 2013. As of April 4, 2010, the Company is in compliance with all debt covenants. The Company expects to use any excess capital generated in 2010 to pay down debt.

Future capital requirements. Our capital requirements, including costs related to opening additional restaurants, have been significant, but are likely to decrease over the next few years in line with the general economic environment. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non-compliance with our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of April 4, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of April 4, 2010, the Company had cash and cash equivalents of $7.4 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 4, 2010, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual commitments as of the period indicated (in millions):

	As of April 4, 2010	As of January 3, 2010
Operating lease obligations (1)	$243.6	$241.4
Long-term debt (2)	10.0	22.3
Purchase obligations (3)	10.3	1.7
FIN 48 liability (4)	—	—

	$263.9	$265.4

(1)

Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property. The increase in our operating lease obligations during the first quarter of 2010 was primarily related to additional rent incurred on the leases for new stores expected to open in 2010.

(2)

Long-term debt represents the amount outstanding under the Credit Facility and does not include interest due to the uncertainty of future interest rates. The decrease in our long-term debt commitment is due to the paydown on our Credit Facility during the first quarter of 2010.

(3)

Purchase obligations represents estimated construction commitments and excludes agreements that are cancelable without significant penalty. The increase in our purchase obligations is primarily the result of construction commitments for new store openings in 2010.

(4)

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at April 4, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. The Company is currently undergoing examination by the Internal Revenue Service that may result in cash outflow, but the timing and the amount of cash settlement cannot be estimated at this time. Accordingly, $9.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of April 4, 2010, we did not hold any marketable securities in our cash and cash equivalents or other current assets. However, we are subjected to market risk related to our investments in mutual funds and corporate owned life insurance (“COLI”) contracts used to support our Executive Deferred Compensation Plan to the extent these investments are not equivalent to the related liability. The full impact of gains or losses in investments related to the Plan is reflected in net income. Activity within the COLI investments is generally not subject to income tax.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either the London Interbank Offering Rate (“LIBOR”) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of April 4, 2010, the Company had borrowings outstanding under the Facility totaling $10.0 million with an average annual interest rate of 1.59%. Availability under the line of credit is also reduced by outstanding letters of credit totaling $6.6 million as of April 4, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the line of credit were $133.4 million as of April 4, 2010. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of April 4, 2010. The Facility matures in May 2013. Based on the amount of our floating-rate debt as of April 4, 2010, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $25,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of April 4, 2010 at the reasonable assurance level.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our co-CEOs and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this quarterly report on Form 10-Q, as of April 4, 2010, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of April 4, 2010.

Change in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Descriptions of the risk factors associated with the Company are contained in Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010 and incorporated herein by reference. There is no update to the risk factors described in the 10-K for the year ended January 3, 2010 required for the quarter ended April 4, 2010.

ITEM 6.	EXHIBITS

The Exhibit Index on page 19 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

10.1(A)	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 8, 2010

10.2(A)	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 8, 2010

10.3(A)	First Amendment to Second Amended and Restated Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 8, 2010

10.4(B)	California Pizza Kitchen, Inc. Severance Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed April 13, 2010.
(B)	Incorporated by reference to the registrant’s current report on Form 8-K filed April 22, 2010.