Form 10-Q
period 2010-07-04
CALIFORNIA PIZZA KITCHEN, INC.
filed 2010-08-13
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 4, 2010

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

As of August 8, 2010, 24,580,292 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	July 4, 2010	January 3, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,009	$21,424
Other receivables	7,246	12,541
Inventories	5,734	5,557
Current deferred tax asset, net	7,190	7,076
Prepaid rent	4,934	4,957
Other prepaid expenses	2,933	2,031

Total current assets	37,046	53,586
Property and equipment, net	258,017	255,416
Noncurrent deferred tax asset, net	25,149	25,011
Goodwill	4,622	4,622
Other intangibles, net	4,853	4,714
Other assets	7,313	6,909

Total assets	$337,000	$350,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,901	$11,263
Accrued compensation and benefits	21,757	23,201
Accrued rent	20,148	19,287
Deferred rent credits	4,053	3,745
Other accrued liabilities	8,812	10,915
Deferred gift card revenue	9,819	20,640
Store closure reserve	46	326
Income taxes payable	312	—

Total current liabilities	85,848	89,377

Long-term debt	—	22,300
Other liabilities	8,396	7,728
Deferred rent credits, net of current portion	34,965	32,478
Income taxes payable, net of current portion	8,004	9,125
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,564,183 and 24,195,800 shares issued and outstanding at July 4, 2010 and January 3, 2010, respectively	246	242
Additional paid-in capital	177,841	174,000
Retained earnings	21,700	15,008

Total stockholders’ equity	199,787	189,250

Total liabilities and stockholders’ equity	$337,000	$350,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues:
Restaurant sales	$160,265	$167,975	$314,694	$326,703
Royalties from licensing agreement	1,425	1,773	2,470	2,924
Domestic franchise revenues	813	702	1,485	1,325
International franchise revenues	547	481	1,096	1,047

Total revenues	163,050	170,931	319,745	331,999
Costs and expenses:
Food, beverage and paper supplies	37,043	40,102	73,430	78,085
Labor	59,867	62,577	118,679	123,679
Direct operating and occupancy	36,604	36,017	71,687	70,813

Cost of sales	133,514	138,696	263,796	272,577
General and administrative	13,282	12,879	26,024	25,547
Depreciation and amortization	9,506	9,313	18,641	18,666
Pre-opening costs	600	972	902	1,701
Store closure costs	—	—	466	—
Litigation and settlement costs	480	238	769	561

Total costs and expenses	157,382	162,098	310,598	319,052

Operating income	5,668	8,833	9,147	12,947
Interest income (expense), net	6	(188)	(30)	(497)

Income before income tax provision	5,674	8,645	9,117	12,450
Income tax provision	1,482	2,547	2,425	3,760

Net income	$4,192	$6,098	$6,692	$8,690

Net income per common share:
Basic	$0.17	$0.25	$0.28	$0.36

Diluted	$0.17	$0.25	$0.27	$0.36

Weighted average shares used in calculating net income per common share:
Basic	24,338	24,029	24,292	23,942

Diluted	25,210	24,152	24,785	23,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	July 4, 2010	June 28, 2009
Operating activities:
Net income	$6,692	$8,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,641	18,666
Non-cash compensation expense	1,969	3,514
Tax deficiency from employee stock option exercises	111	5
Store closure costs	466	—
Amortization of deferred rent credits	(1,956)	(1,869)
Changes in operating assets and liabilities:
Other receivables	5,295	4,052
Inventories	(177)	(13)
Prepaid expenses and other assets	(1,283)	(1,576)
Net deferred tax assets	(252)	(919)
Liquor licenses	(210)	2
Accounts payable	7,010	599
Accrued liabilities	(3,556)	7,624
Deferred gift card revenue	(10,821)	(2,345)
Other liabilities	(78)	1,250
Deferred rent credits	4,751	1,457

Net cash provided by operating activities	26,602	39,137
Investing activities:
Capital expenditures *	(18,593)	(18,092)

Net cash used in investing activities	(18,593)	(18,092)
Financing activities:
Borrowings on credit facility	49,100	10,000
Repayments on credit facility	(71,400)	(34,000)
Net proceeds from issuance of common stock	1,987	2,220
Tax deficiency from employee option exercises	(111)	—

Net cash used in financing activities	(20,424)	(21,780)

Net decrease in cash and cash equivalents	(12,415)	(735)
Cash and cash equivalents at beginning of period	21,424	14,392

Cash and cash equivalents at end of period	$9,009	$13,657

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2,879	$740

Cash paid during the period for interest	$112	$876

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$2,578	$1,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 4, 2010

(unaudited)

1. Basis of Presentation

As of July 4, 2010, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (collectively, the “Company”) owned, operated, licensed or franchised 258 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 32 states and 9 foreign countries, of which 204 are company-owned and 54 operate under franchise or license arrangements.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 4, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011.

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

While we will continue to honor all gift cards presented for redemption, we have determined the likelihood of redemption of a gift card’s remaining balance to be remote approximately 24 months after it is sold. To the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, a portion of gift card balances may be recognized as revenue from unredeemed gift cards and recorded as a reduction to deferred revenue and included in restaurant sales. Our calculation of revenue from unredeemed gift cards is based upon Company-specific, historical and statistically-based information and relates to a large pool of similar gift card transactions sold and redeemed over a significant time frame. Revenue from unredeemed gift cards is recognized over the same performance period, and in the same proportion, that the data has demonstrated that gift cards are redeemed.

This analysis of gift card transactions resulted in a change in accounting estimate providing $3.2 million and $4.6 million in revenue from unredeemed gift cards for the three and six months ended July 4, 2010, respectively. These amounts include non-recurring portions of approximately $2.1 million and $3.3 million, for the three and six months ended July 4, 2010, respectively, related to remaining balances from older unredeemed gift cards sold since the inception of the gift card program. These amounts were included in the interim period during which the Company deemed the likelihood of the requirement to remit these related balances to government agencies under unclaimed property laws to be remote. No additional revenue related to these older cards will be recorded in the future. Due to the variability of timing, terms and volume for sales of gift cards to third party resellers, along with the continuing evaluation of unclaimed property laws and other relevant factors impacting gift card activity, future revenues from unredeemed gift cards will differ significantly from revenues recorded for the three and six months ended July 4, 2010.

Litigation and Settlement Costs

Litigation and settlement costs include external legal costs related to defending or settling various employee-related lawsuits or claims, whether class-action or individual, regardless of merit. The Company, along with other companies in the restaurant industry in California, has seen a rise in these types of actions in recent years. These litigation costs were previously included in general and administrative expenses in the consolidated statements of income. As litigation costs are highly variable and may differ materially from quarter to quarter, the Company believes a separate presentation of these costs from general and administrative costs is helpful to readers. For the three and six months ended July 4, 2010, the Company recorded $0.5 million and $0.8 million, respectively, in litigation and settlement costs. For the three and six months ended June 28, 2009, the Company recorded $0.2 million and $0.6 million, respectively.

2. Recent Accounting Pronouncements

The FASB updated ASC Topic 810, Consolidation, with amendments to improve financial reporting by enterprises involved with variable interest entities (formerly FAS 167). These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. The effective date for this guidance was the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Adoption of this guidance in fiscal 2010 did not have a material effect on the Company’s consolidated financial statements.

The FASB also amended ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures regarding activity in Level 3 fair value measurements and significant transfers in and out of Levels 1 and 2 fair value measurements. In addition, this amendment clarifies existing disclosures on the level of disaggregation and inputs and valuation techniques whereby a reporting entity is required to provide fair value measurement disclosures for each class of assets and liabilities and for both recurring and nonrecurring fair value measurements. This guidance was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of this guidance in fiscal 2010 did not have a material effect on the Company’s consolidated financial statements.

3. Common Stock

During the first six months of 2010, employees exercised options to purchase 148,383 shares of common stock, which resulted in net proceeds to the Company of $2.0 million.

On April 8, 2010, Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers, were each granted 80,000 shares of restricted stock. The restricted shares will vest in equal annual installments on each of the first, second and third anniversaries of the grant date. On April 8, 2010, 60,000 shares of restricted stock were granted to Susan M. Collyns, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Collyns’ restricted shares will vest in equal installments on December 31 of each 2010, 2011 and 2012.

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased during 2009 or in the first six months of 2010. The July 2008 Program expired on July 8, 2010.

4. Long-term Debt and Credit Facilities

The Company holds a five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of July 4, 2010, the Company had no borrowings outstanding under the Facility. Availability under the Facility was reduced by outstanding letters of credit totaling $6.6 million as of July 4, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the Facility were $143.4 million as of July 4, 2010. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of July 4, 2010. The Facility matures in May 2013.

5. Fair Value Measurement

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to their short durations. All borrowings are classified as long-term debt as our credit facility matures, thereby requiring repayment of outstanding balances, more than one year after the balance sheet date. Actual borrowings are generally short term LIBOR contracts and are either repaid or rolled over at the maturity date of the individual contracts.

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

•

Level 3: Defined as pricing inputs that are generally less observable than inputs from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

We do not hold any marketable securities as of July 4, 2010. We primarily hold investments in mutual funds within corporate owned life insurance (“COLI”) contracts to support our Executive Deferred Compensation Plan. We also hold some non-COLI mutual funds to support this plan. These securities, included in other assets in the consolidated balance sheets, are classified as trading securities and reported at fair value based on third party broker statements. Gains or losses related to these investments are reflected in net income. Based on its analysis of the investments underlying the plan, the Company has determined that presenting them as Level 1 assets at July 4, 2010 is appropriate.

The assets measured at fair value on a recurring basis at July 4, 2010 were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation mutual funds	$829	$—	$—
Deferred compensation COLI	4,652	—	—

Balance at July 4, 2010	$5,481	$—	$—

6. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for both stock options and restricted stock awards granted by the Company. The impact of stock-based compensation expense for the three and six months ended July 4, 2010 on income before income tax provision was $0.8 million and $2.0 million, respectively, or $0.03 and $0.08 on diluted earnings per share, respectively. The impact of stock-based compensation expense for the three and six months ended June 28, 2009 on income before income tax provision was $1.9 million and $3.5 million, respectively, or $0.08 and $0.15 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Labor	$20	$120	$58	$259
General and administrative	819	1,732	1,911	3,289

Total stock-based compensation expense	$839	$1,852	$1,969	$3,548

Tax benefit (deficiency)	$(49)	$24	$(111)	$(5)
Capitalized stock-based compensation (1)	$25	$63	$55	$133

(1)	Capitalized stock-based compensation is included in property and equipment, net in the consolidated balance sheets.

No options were issued in the first six months of 2010. The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first six months of 2009 was $4.59 per option. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2009: (a) no dividend yield on common stock; (b) expected stock price volatility of 41.30%; (c) a risk-free interest rate of 1.81%; and (d) an expected option term of 5.9 years.

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

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value($)
Outstanding at January 3, 2010	5,716,423	15.82
Options granted	—	—
Options exercised	(148,383)	13.39
Options cancelled	(84,632)	14.53
Options expired	—	—

Outstanding at July 4, 2010	5,483,408	15.91	5.19	2,197,107

Vested and exercisable at July 4, 2010	4,851,780	16.14

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 4, 2010. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended July 4, 2010 was $0.5 million.

A summary of the status of the Company’s nonvested options as of July 4, 2010, and changes during the six months ended July 4, 2010, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value($)
Nonvested at January 3, 2010	1,131,149	5.08
Options granted	—	—
Options vested	(459,774)	5.51
Options cancelled	(39,747)	3.92

Nonvested at July 4, 2010	631,628	4.83

As of July 4, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. As of July 4, 2010, there were 0.1 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value($)
Outstanding at January 3, 2010	68,639	18.21
Restricted shares granted	220,000	18.18
Restricted shares vested	(14,512)	18.52
Restricted shares cancelled	(4,963)	13.65

Outstanding at July 4, 2010	269,164	18.25

Fair value of the restricted shares is based on our closing stock price on the date of grant. As of July 4, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $3.9 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

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

The effective income tax rate was 26.6% for the first six months of 2010 compared to 30.2% for the first six months of 2009. The effective income tax rate for the first six months of 2010 differed from the statutory income tax rate primarily because of the effect of employment-related credits. The Company’s tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions as well as the resolution of issues arising from tax audits with various tax authorities.

The Company utilizes a “more likely than not” threshold and measurement criteria for uncertain tax positions recognized in the financial statements resulting from tax positions taken or expected to be taken in the Company’s tax return. The Company recognizes the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

As of July 4, 2010, the Company had $7.6 million of total gross unrecognized tax benefits, excluding interest and penalties. During the second quarter, the Company settled $0.9 million of unrecognized tax benefits under examination by the Internal Revenue Service (“IRS”) covering tax years 2006 through 2008. Interest will be settled upon closure of the audit, which is expected to occur during 2010. The Company estimates that unrecognized tax benefits of $0.1 million will be released in the next 12 months following the completion of audits in progress, the expiration of the statute of limitations or the filing of amended tax returns. The Company’s state and local tax returns for tax years after 2005 remain open to examination. The Company has been audited by the IRS through the 2008 tax year.

8. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share for the three and six months ended July 4, 2010 and June 28, 2009, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Numerator for basic and diluted net income per common share	$4,192	$6,098	$6,692	$8,690

Denominator:
Denominator for basic net income per common share weighted average shares	24,338	24,029	24,292	23,942
Employee stock options	872	123	493	25

Denominator for diluted net income per common share weighted average shares	25,210	24,152	24,785	23,967

For the three months ended July 4, 2010 and June 28, 2009, approximately 0.1 million and 1.4 million stock options, respectively, have been excluded from the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. For the six months ended July 4, 2010 and June 28, 2009, approximately 0.4 million and 2.4 million stock options, respectively, have been excluded from the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2009 Annual Report on Form 10-K. The forward-looking statements speak only as of the date of this report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this report except as otherwise required by our periodic reporting obligations under applicable federal securities laws. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

California Pizza Kitchen, Inc. and its subsidiaries (collectively, referred to hereafter as the “Company” or in the first person notations “we”, “us” and “our”) is a leading casual dining restaurant chain. As of August 8, 2010, we own, license or franchise 261 locations in 32 states and 9 foreign countries. We have 55 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. Through a licensing agreement, California Pizza Kitchen branded frozen pizzas are available in approximately 20,000 locations in all 50 states. We opened our first restaurant in 1985 in Beverly Hills, California and during our 25 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. We analyze this segment in terms of our company-owned full service restaurants and company-owned CPK/ASAP restaurants.

We opened two full service restaurants during the first six months of 2010, one of which had previously been a CPK/ASAP location. Pre-opening costs for these locations were $559,000, excluding the impact of construction period rent.

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

Litigation and settlement costs include external legal costs related to defending or settling various employee related lawsuits or claims, whether class-action or individual, regardless of merit.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal 2009 was a 53-week year. The three- and six-month periods ended July 4, 2010 and June 28, 2009 each consisted of 13 and 26 weeks, respectively. In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of July 4, 2010, we had 200 company-owned restaurants that met this criterion.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, leasing activities, deferred tax assets, intangible assets, long-lived assets and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies please refer to our 2009 Annual Report on Form 10-K. Our critical accounting policies and estimates have not changed materially during the six months ended July 4, 2010, with the exception of estimates used to determine revenue from unredeemed gift cards, as discussed in Note 1 to our unaudited consolidated financial statements for the quarter ended July 4, 2010.

Results of Operations

Our operating results for the three and six months ended July 4, 2010 and June 28, 2009 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Statement of Income Percentages:
Revenues:
Restaurant sales	98.3%	98.3%	98.4%	98.4%
Royalties from licensing agreement	0.9%	1.0%	0.8%	0.9%
Domestic franchise revenues	0.5%	0.4%	0.5%	0.4%
International franchise revenues	0.3%	0.3%	0.3%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	23.1%	23.9%	23.3%	23.9%
Labor	37.4%	37.3%	37.7%	37.9%
Direct operating and occupancy	22.8%	21.4%	22.8%	21.7%

Cost of sales	83.3%	82.6%	83.8%	83.5%
General and administrative	8.1%	7.5%	8.1%	7.7%
Pre-opening costs	0.4%	0.6%	0.3%	0.5%
Operating income before depreciation and amortization, store closure costs and litigation and settlement costs (1)	9.6%	10.8%	9.1%	9.7%
Depreciation and amortization	5.8%	5.4%	5.8%	5.6%
Store closure costs	0.0%	0.0%	0.1%	0.0%
Litigation and settlement costs	0.3%	0.1%	0.2%	0.2%

Total costs and expenses	96.5%	94.8%	97.1%	96.1%
Operating income	3.5%	5.2%	2.9%	3.9%
Interest income (expense), net	0.0%	-0.1%	0.0%	-0.1%

Income before income tax provision	3.5%	5.1%	2.9%	3.8%
Income tax provision	0.9%	1.5%	0.8%	1.1%

Net income	2.6%	3.6%	2.1%	2.7%

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

The following table details the number of locations at the end of the second quarter of 2010:

	Total Units at April 4, 2010	Opened	Closed	Total Units at July 4, 2010
Second Quarter 2010
Company-owned full service domestic	196	1	1	196
Company-owned ASAP domestic	7	—	1	6
Company-owned LA Food Show	2	—	—	2
Franchised domestic	16	4	—	20
Franchised international	28	1	—	29
Campus, sports & entertainment venues (seasonal)	4	1	—	5

Total	253	7	2	258

Three Months Ended July 4, 2010 Compared to the Three Months Ended June 28, 2009

Total Revenues. Total revenues decreased by $7.8 million, or 4.6%, to $163.1 million in the second quarter of 2010 from $170.9 million in the second quarter of 2009. Restaurant sales decreased by $7.7 million in the second quarter of 2010 primarily due to the 5.9% decline in 18-month comparable restaurant sales, which was comprised of approximately 0.4% of price and -6.3% of traffic/mix. Restaurant traffic was primarily affected by lapping sales from the prior year Thank You Card Program, which will run in the third quarter of the current year instead of the second quarter as in 2009. Restaurant sales included $3.2 million of revenue from unredeemed gift cards with no comparable revenue in 2009 as the Company began recognizing revenue from unredeemed gift cards in 2010 as discussed in Note 1 to our unaudited consolidated financial statements. Royalties from our licensing agreement decreased by 19.6% due to changes in sales programming for our frozen products and increased competition. Domestic franchise revenue increased 15.8% and international franchise revenue increased 13.7% primarily due to stronger comps as well as increased initial franchise fees resulting from six franchise openings in the second quarter of 2010 compared to one in the second quarter of 2009.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $3.1 million, or 7.6%, to $37.0 million in the second quarter of 2010 from $40.1 million in the second quarter of 2009. Food, beverage and paper supplies as a percentage of restaurant sales was 23.1% in the second quarter of 2010 compared to 23.9% in the second quarter of 2009. Excluding revenue from unredeemed gift cards, food, beverage and paper supplies was 23.6% of restaurant sales in the second quarter of 2010. The decline in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to improvements in the management of actual to theoretical food costs and more favorable pricing on dairy and grocery products.

Labor. Labor decreased by $2.7 million, or 4.3%, to $59.9 million in the second quarter of 2010 from $62.6 million in the second quarter of 2009. As a percentage of restaurant sales, labor was 37.4% in the second quarter of 2010 compared to 37.3% in the second quarter of 2009. Excluding revenue from unredeemed gift cards, labor was 38.1% of restaurant sales in the second quarter of 2010. The increase in labor as a percentage of revenue was primarily related to the deleveraging of costs with lower revenues, offset by lower management bonuses. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Direct operating and occupancy. Direct operating and occupancy costs increased by $0.6 million, or 1.6%, to $36.6 million in the second quarter of 2010 from $36.0 million in the second quarter of 2009. Direct operating and occupancy costs as a percentage of restaurant sales was 22.8% in the second quarter of 2010 compared to 21.4% in the second quarter of 2009. Excluding revenue from unredeemed gift cards, direct operating and occupancy costs were 23.3% of restaurant sales in the second quarter of 2010. The deleveraging of costs against lower revenues as well as expenses associated with the continued expansion of the take-out call center were the primary drivers of the percentage increase in direct operating and occupancy costs.

General and administrative. General and administrative costs increased by $0.4 million, or 3.1%, to $13.3 million in the second quarter of 2010 from $12.9 million in the second quarter of 2009. General and administrative costs as a percentage of total revenues were 8.1% in the second quarter of 2010 and 7.5% in the second quarter of 2009. The increase was primarily due to higher management trainee costs and board fees, offset by lower incentive and stock-based compensation.

Depreciation and amortization. Depreciation and amortization increased by $0.2 million, or 2.1%, to $9.5 million in the second quarter of 2010 from $9.3 million in the second quarter of 2009. The increase from prior year was due primarily to accelerated depreciation on stores to be remodeled.

Pre-opening costs. Pre-opening costs decreased by $0.4 million, or 38.3%, to $0.6 million in the second quarter of 2010 from $1.0 million in the second quarter of 2009. Pre-opening costs were lower primarily due to one full-service store opening in the second quarter of 2010 compared to three in the second quarter of 2009, offset by higher construction period rent as seven stores were under construction in the second quarter of 2010 compared to four in the second quarter of 2009.

Litigation and settlement costs. We incurred $0.5 million in the second quarter of 2010 compared to $0.2 million in the second quarter of 2009. Litigation and settlement costs were higher in the second quarter of 2010 compared to the second quarter of 2009 primarily because of increased activity required for our defense in certain cases.

Interest income (expense), net. Interest income, net of interest expense, was $6,000 in the second quarter of 2010 compared to interest expense, net of interest income, of $188,000 in the second quarter of the prior year. The decrease from prior year is the result of a decrease in the weighted-average outstanding debt balance during the second quarter of 2010 compared to during the second quarter of 2009. The Company had a zero-debt balance at the end of the second quarter of 2010 versus $50 million at the end of the second quarter in the prior year.

Income tax provision. The effective income tax rate was 26.1% for the second quarter of 2010 compared to 29.5% for the second quarter of 2009. The effective income tax rate for 2010 differed from the statutory income tax rate primarily as a result of a larger tax rate benefit from employment-related credits.

Six Months Ended July 4, 2010 Compared to the Six Months Ended June 28, 2009

Total Revenues. Total revenues decreased by $12.3 million, or 3.7%, to $319.7 million in the first six months of 2010 from $332.0 million in the first six months of 2009 due to a $12.0 million decrease in restaurant sales and a $0.5 million decrease in royalties from our licensing agreement partially offset by a $0.2 million increase in domestic and international franchise revenues. The decrease in restaurant sales was primarily due to the 4.2% decrease in comparable restaurant sales in the first six months of 2010. We believe the comparable sales were primarily affected by macroeconomic factors impacting the casual dining industry as well as the timing difference between the run dates of our Thank You Card Program. Royalties from our licensing agreement decreased by 15.5% due to changes in sales programming for our frozen products and increased competition in the first six months of 2010. Domestic and international franchise revenues increased 12.1% and 4.7%, respectively, as a result of stronger comps and a greater number of franchise openings in the first six months of 2010 compared to the first six months of 2009. Restaurant sales included $4.6 million of revenue from unredeemed gift cards with no comparable revenue in 2009 as the Company began recognizing revenue from unredeemed gift cards in 2010 as discussed in Note 1 to our unaudited consolidated financial statements.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $4.7 million, or 6.0%, to $73.4 million in the first six months of 2010 from $78.1 million in the first six months of 2009. Food, beverage and paper supplies as a percentage of restaurant sales was 23.3% in the first six months of 2010 compared to 23.9% in the first six months of 2009. Excluding revenue from unredeemed gift cards, food, beverage and paper supplies was 23.7% of restaurant sales in the first six months of 2010. The decrease in food, beverage and paper supplies as a percentage of restaurant sales was primarily due to favorable pricing in grocery and dairy and productivity improvements in the management of actual and theoretical food costs.

Labor. Labor decreased by $5.0 million, or 4.0%, to $118.7 million in the first six months of 2010 from $123.7 million in the first six months of 2009. As a percentage of restaurant sales, labor was 37.7% in the first six months of 2010 compared to 37.9% in the first six months of 2009. Excluding revenue from unredeemed gift cards, labor was 38.3% of restaurant sales in the first six months of 2010. Although labor costs benefited from better manager to store ratios and lower management bonuses, the percentage increase in labor costs was primarily due to the deleveraging of costs against lower revenues. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Direct operating and occupancy. Direct operating and occupancy costs increased by $0.9 million, or 1.2%, to $71.7 million in the first six months of 2010 from $70.8 million in the first six months of 2009. Direct operating and occupancy costs as a percentage of restaurant sales were 22.8% in the first six months of 2010 compared to 21.7% in the first six months of 2009. Excluding revenue from unredeemed gift cards, direct operating and occupancy were 23.1% of restaurant sales in the first six months of 2010. The increase in direct operating and occupancy costs primarily resulted from the deleveraging of fixed costs against lower revenues, continued expansion of our take-out call center and new smallware for our Small Cravings menu.

General and administrative. General and administrative costs increased by $0.5 million, or 1.9%, to $26.0 million in the first six months of 2010 from $25.5 million in the first six months of 2009. General and administrative costs as a percentage of total revenue increased to 8.1% in the first six months of 2010 from 7.7% in the first six months of 2009. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales and increased board fees, offset by lower bonus accruals and stock-based compensation.

Depreciation and amortization. Depreciation and amortization decreased by $0.1 million, or 0.1%, to $18.6 million in the first six months of 2010 from $18.7 million in the first six months of 2009. The slight decrease in depreciation expense was primarily due to a smaller depreciable asset base in the first six months of 2010 resulting from the impairment of 13 stores in 2009, offset by accelerated depreciation on stores to be remodeled in 2010.

Pre-opening costs. Pre-opening costs decreased by $0.8 million, or 47.0%, to $0.9 million in the first six months of 2010 from $1.7 million in the first six months of 2009. We opened one full service restaurant and converted one CPK ASAP to a full service restaurant in the first six months of 2010 compared to four full service restaurants in the first six months of 2009.

Store closure costs. There were $466,000 of store closure costs in the first six months of 2010 compared to no store closure costs in the first six months of 2009. Store closure costs in the first six months of 2010 related to termination fees and other costs associated with four of the stores we expect to close this year.

Litigation and settlement costs. We incurred $0.8 million in the first six months of 2010 compared to $0.6 million in the first six months of 2009. The Company experienced an increase in activity required for our defense in certain cases which led to higher costs in the first six months of 2010 compared to the first six months of 2009.

Interest (expense), net. Net interest expense decreased to $30,000 in the first six months of 2010 from $497,000 in the first six months of 2009. The decrease in net interest expense resulted from a lower weighted-average outstanding debt balance during the first six months of 2010 compared to the first six months of 2009. The Company had a zero-debt balance as of the end of the first six months of 2010 versus $50 million as of the end of the first six month of 2009.

Income tax provision. The effective income tax rate was 26.6% for the first six months of 2010 compared to 30.2% for the first six months of 2009. The effective income tax rate for 2010 differed from the statutory income tax rate primarily as a result of a larger tax rate benefit from employment-related credits.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs, war and weather conditions. In the past, we have experienced significant variability in pre-opening costs from quarter to quarter. These fluctuations are primarily a function of the timing of restaurant openings. We typically incur the most significant portion of pre-opening costs associated with a given restaurant in the month of opening. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first three to four months of operation are often materially greater than what would be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs, labor and direct operating and occupancy costs.

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. Further, there can be no assurance that these same seasonal trends will occur in 2010.

Liquidity and capital resources

The following table presents a summary of our cash flows for the six months ended July 4, 2010 and June 28, 2009 (in thousands):

	(in thousands) Six Months Ended
	July 4, 2010	June 28, 2009
Net cash provided by operating activities	$26,602	$39,137
Net cash used in investing activities	(18,593)	(18,092)
Net cash used in financing activities	(20,424)	(21,780)

Net decrease in cash and cash equivalents	$(12,415)	$(735)

Operating activities. We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first six months of 2010, net cash provided by operating activities was $26.6 million compared to $39.1 million for the first six months of 2009. Net cash provided by operating activities exceeded net income for the first six months of 2010 and 2009 primarily because of the effects of depreciation and amortization and non-cash compensation charges. Other than effects of changes in non-cash items, net cash provided by operating activities was lower in the first six months of 2010 than in the first six months of 2009 primarily due to an increased use of cash for accrued liabilities, deferred gift card revenue and other liabilities. These increases in cash use resulted from higher gift card redemptions in addition to the timing of payments on income taxes payable and compensation and benefit accruals. These changes were offset by an increase in cash provided by other receivables and a decreased use of cash for accounts payable and deferred tax assets.

Investing activities. We use working capital and borrowings from our line of credit to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities for the first six months of 2010 was $18.6 million compared to $18.1 million for the first six months of 2009 resulting from $11.3 million incurred on new restaurants and $7.3 million incurred on capitalized maintenance, remodeling and other costs. The increase to the prior year was primarily related to new restaurant expenditures as we had seven restaurants under construction during the first six months of 2010 compared to five restaurants during the first six months of 2009.

Financing activities. Net cash used in financing activities for the first six months of 2010 was $20.4 million compared to $21.8 million for the first six months of 2009 primarily due to lower net repayments on lower outstanding balances under the credit facility in the first six months of 2010 compared to the first six months of 2009 offset by lower net proceeds from the issuance of common stock in the first six months of 2010 compared to the first six months of 2009.

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be repurchased from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the

July 2008 Program. The Company did not repurchase any shares in 2009 nor in the first six months of 2010 under the July 2008 Program. The July 2008 Program expired on July 8, 2010.

The Company has a five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default.

Borrowings under the Facility bear interest at either the London Interbank Offering Rate (“LIBOR”) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of July 4, 2010, the Company had no outstanding borrowings under the Facility. Availability under the Facility is reduced by outstanding letters of credit totaling $6.6 million as of July 4, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the Facility were $143.4 million as of July 4, 2010. The Facility matures in May 2013. As of July 4, 2010, the Company was in compliance with all debt covenants. The Company expects to use any excess capital generated in 2010 for capital expenditures and to build our cash reserves.

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

As of July 4, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of July 4, 2010, the Company had cash and cash equivalents of $9.0 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 4, 2010, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual commitments as of the period indicated (in millions):

	As of July 4, 2010	As of January 3, 2010
Operating lease obligations (1)	$241.7	$241.4
Long-term debt (2)	—	22.3
Purchase obligations (3)	7.4	1.7
ASC 740-10 (formerly FIN 48) liability (4)	0.3	—

	$249.4	$265.4

(1)

Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property. The slight increase in our operating lease obligations during the first six months of 2010 was primarily related to additional rent incurred on the leases for new stores expected to open in 2010.

(2)

Long-term debt represents the amount outstanding under the Credit Facility and does not include interest due to the uncertainty of future interest rates. The decrease in our long-term debt commitment is due to the payoff of borrowings outstanding on our Credit Facility during the first six months of 2010.

(3)

Purchase obligations represent estimated construction commitments and excludes agreements that are cancelable without significant penalty. The increase in our purchase obligations is primarily the result of construction commitments for new store openings in 2010.

(4)

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at July 4, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, with the exception of an estimated remaining liability of $0.3 million associated with audits to be settled. Accordingly, $8.0 million of unrecognized tax benefits, which excludes the $0.3 million estimated liability to be settled, have been excluded from the contractual obligations table above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of July 4, 2010, we did not hold any marketable securities in our cash and cash equivalents or other current assets. However, we are subjected to market risk related to our investments in mutual funds and corporate owned life insurance (“COLI”) contracts used to support our Executive Deferred Compensation Plan to the extent these investments are not equivalent to the related liability. The full impact of gains or losses in investments related to the Plan is reflected in net income. Activity within the COLI investments is generally not subject to income tax.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of July 4, 2010, the Company had no borrowings outstanding under the Facility. Because we have no floating-rate debt as of July 4, 2010, increases or decreases in interest rates would have little to no effect on our annual interest expense and cash outlay. This is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of July 4, 2010 at the reasonable assurance level.

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

In connection with the preparation of this quarterly report on Form 10-Q, as of July 4, 2010, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective as of July 4, 2010.

Change in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Descriptions of the risk factors associated with the Company are contained in Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010 and incorporated herein by reference. There have been no material changes to our risk factors described in the 10-K for the year ended January 3, 2010 for the quarter ended July 4, 2010.

ITEM 6.	EXHIBITS

The Exhibit Index on page 27 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2010

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

3.1(A)	Certificate of Incorporation

3.2(A)	By-laws

4.1(A)	Specimen Common Stock Certificate

10.1(B)	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield dated April 8, 2010

10.2(B)	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax dated April 8, 2010

10.3(B)	First Amendment to Second Amended and Restated Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 8, 2010

10.4(C)	California Pizza Kitchen, Inc. Severance Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.
(B)	Incorporated by reference to the registrant’s current report on Form 8-K filed April 13, 2010.
(C)	Incorporated by reference to the registrant’s current report on Form 8-K filed April 22, 2010.