Form 10-Q
period 2010-10-03
CALIFORNIA PIZZA KITCHEN, INC.
filed 2010-11-12
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 3, 2010

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

As of November 7, 2010, 24,577,164 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	October 3, 2010	January 3, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,842	$21,424
Other receivables	9,910	12,541
Inventories	5,485	5,557
Current deferred tax asset, net	8,860	7,076
Prepaid rent	5,081	4,957
Other prepaid expenses	2,621	2,031

Total current assets	36,799	53,586
Property and equipment, net	241,091	255,416
Noncurrent deferred tax asset, net	32,646	25,011
Goodwill	4,622	4,622
Other intangibles, net	4,917	4,714
Other assets	7,781	6,909

Total assets	$327,856	$350,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,525	$11,263
Accrued compensation and benefits	18,379	23,201
Accrued rent	20,207	19,287
Deferred rent credits	4,070	3,745
Other accrued liabilities	13,732	10,915
Deferred gift card revenue	7,038	20,640
Store closure reserve	—	326
Income taxes payable	312	—

Total current liabilities	83,263	89,377

Long-term debt	—	22,300
Other liabilities	8,879	7,728
Deferred rent credits, net of current portion	34,819	32,478
Income taxes payable, net of current portion	7,698	9,125
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,577,164 and 24,195,800 shares issued and outstanding at October 3, 2010 and January 3, 2010, respectively	246	242
Additional paid-in capital	178,789	174,000
Retained earnings	14,162	15,008

Total stockholders’ equity	193,197	189,250

Total liabilities and stockholders’ equity	$327,856	$350,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues:
Restaurant sales	$161,295	$161,156	$475,990	$487,860
Royalties from licensing agreement	1,760	2,501	4,230	5,425
Domestic franchise revenues	839	714	2,323	2,039
International franchise revenues	649	468	1,745	1,515

Total revenues	164,543	164,839	484,288	496,839
Costs and expenses:
Food, beverage and paper supplies	38,143	37,009	111,573	115,094
Labor	60,472	60,929	179,151	184,608
Direct operating and occupancy	35,402	35,819	107,089	106,633

Cost of sales	134,017	133,757	397,813	406,335
General and administrative	12,006	12,199	38,029	37,746
Depreciation and amortization	9,370	10,032	28,012	28,607
Loss on impairment of property and equipment	18,701	28	18,701	119
Pre-opening costs	1,377	243	2,279	1,944
Store closure costs	592	185	1,058	185
Litigation and settlement costs	5,736	418	6,505	979

Total costs and expenses	181,799	156,862	492,397	475,915

Operating income (loss)	(17,256)	7,977	(8,109)	20,924
Interest income (expense), net	8	(166)	(22)	(663)

Income (loss) before income tax provision (benefit)	(17,248)	7,811	(8,131)	20,261
Income tax provision (benefit)	(9,710)	2,020	(7,285)	5,780

Net income (loss)	$(7,538)	$5,791	$(846)	$14,481

Net income (loss) per common share:
Basic	$(0.31)	$0.24	$(0.03)	$0.60

Diluted	$(0.31)	$0.24	$(0.03)	$0.60

Weighted average shares used in calculating net income (loss) per common share:
Basic	24,578	24,123	24,453	24,029

Diluted	24,578	24,286	24,453	24,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	October 3, 2010	September 27, 2009
Operating activities:
Net income (loss)	$(846)	$14,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,012	28,607
Non-cash compensation expense	2,817	5,303
Excess tax benefit from employee stock option exercises	(71)	81
Amortization of deferred rent credits	(2,302)	(2,824)
Loss on impairment	18,701	119
Changes in operating assets and liabilities:
Other receivables	2,631	1,115
Inventories	72	(45)
Prepaid expenses and other assets	(1,585)	(2,131)
Net deferred tax assets	(9,604)	7,917
Liquor licenses	(310)	(10)
Accounts payable	5,096	(2,187)
Accrued liabilities	(3,015)	(906)
Deferred gift card revenue	(13,602)	2,608
Other liabilities	825	2,106
Deferred rent credits	4,968	1,478

Net cash provided by operating activities	31,787	55,712
Investing activities:
Capital expenditures *	(28,300)	(21,909)

Net cash used in investing activities	(28,300)	(21,909)
Financing activities:
Borrowings on credit facility	76,300	13,150
Repayments on credit facility	(98,600)	(50,150)
Net proceeds from issuance of common stock	2,160	3,231
Excess tax benefit from employee stock option exercises	71	(81)

Net cash used in financing activities	(20,069)	(33,850)

Net decrease in cash and cash equivalents	(16,582)	(47)
Cash and cash equivalents at beginning of period	21,424	14,392

Cash and cash equivalents at end of period	$4,842	$14,345

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,394	$1,288

Cash paid during the period for interest	$136	$1,062

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$3,981	$3,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

October 3, 2010

(unaudited)

1. Basis of Presentation

As of October 3, 2010, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (collectively, the “Company”) owned, operated, licensed or franchised 263 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 32 states and 11 foreign countries, of which 207 are company-owned and 56 operate under franchise or license arrangements.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011.

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

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

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

The Company recognizes the sale of California Pizza Kitchen branded gift cards as deferred revenue and recognizes revenue when the gift cards are redeemed. Deferred gift card revenue is presented net of discounts provided by the Company to third party gift card resellers subject to the terms of resale agreements. Discounts are recorded as reductions to restaurant sales as the related gift cards are redeemed. Distribution costs are expensed as incurred. There are no expiration dates on the Company’s gift cards, nor do we charge any service fees that decrease customer balances.

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

This analysis of gift card transactions resulted in a change in accounting estimate providing $0.2 million and $4.8 million in revenue from unredeemed gift cards for the three and nine months ended October 3, 2010, respectively. The amount recorded at October 3, 2010 includes approximately $3.3 million for the remaining balances from older unredeemed gift cards sold since the inception of the gift card program. These amounts were included during the quarter in which the Company deemed the likelihood of the requirement to remit these related balances to government agencies under unclaimed property laws to be remote. No additional revenue related to these older cards will be recorded in the future. Due to the variability of timing, terms and volume for sales of gift cards to third party resellers, along with the continuing evaluation of unclaimed property laws and other relevant factors impacting gift card activity, future revenues from unredeemed gift cards will differ significantly from revenues recorded for the three and nine months ended October 3, 2010.

Litigation and Settlement Costs

Litigation and settlement costs include external legal costs related to defending or settling various employee-related lawsuits or claims, whether class-action or individual, regardless of merit. The Company, along with other companies in the restaurant industry in California, has seen a rise in these types of actions in recent years. These litigation costs were previously included in general and administrative expenses in the consolidated statements of income. As litigation costs are highly variable and may differ materially from quarter to quarter, the Company believes a separate presentation of these costs from general and administrative costs is helpful to readers. For the three and nine months ended October 3, 2010, the Company recorded $5.7 million and $6.5 million, respectively, in litigation and settlement costs, of which approximately $5.3 million was for the settlement and associated costs related to a class-action lawsuit. Please see further details in Note 10 to our unaudited condensed consolidated financial statements. For the three and nine months ended September 27, 2009, the Company recorded litigation and settlement costs of $0.4 million and $1.0 million, respectively.

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

3. Common Stock

During the first nine months of 2010, employees exercised 170,282 options which resulted in the issuance of 166,327 shares of common stock and net proceeds to the Company of $2.2 million.

On April 8, 2010, Richard L. Rosenfield and Larry S. Flax, our co-founders, co-Chairmen of the Board of Directors and co-Chief Executive Officers, were each granted 80,000 shares of restricted stock. The restricted shares will vest in equal annual installments on the first, second and third anniversaries of the grant date. On April 8, 2010, 60,000 shares of restricted stock were granted to Susan M. Collyns, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Collyns’ restricted shares will vest in equal installments on December 31 of 2010, 2011 and 2012.

During the first nine months of 2010, 4,963 shares of unvested restricted stock were retired.

On July 9, 2008, the Board of Directors authorized a stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be reacquired from time to time over a 24-month period. The Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million during the third and fourth quarter of 2008. No shares were repurchased during 2009 or during the first nine months of 2010. The July 2008 Program expired on July 8, 2010.

4. Long-term Debt and Credit Facilities

The Company holds a five-year revolving credit facility (the “Facility”) with a syndicate of banks, featuring a maximum available borrowing capacity of $150.0 million. The Facility contains an uncommitted option to increase, subject to satisfaction of certain conditions, the maximum borrowing capacity by up to an additional $50.0 million. The Facility is guaranteed by one of the Company’s subsidiaries and stipulates certain events of default. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of October 3, 2010, the Company had no borrowings outstanding under the Facility. Availability under the Facility was reduced by outstanding letters of credit totaling

$6.6 million as of October 3, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the Facility were $143.4 million as of October 3, 2010. The Facility contains certain restrictive and financial covenants, including that the Company maintain a minimum consolidated fixed charge coverage ratio and a maximum lease adjusted leverage ratio, with which the Company was in compliance as of October 3, 2010. The Facility matures in May 2013.

5. Fair Value Measurement

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to their short durations. All borrowings are classified as long-term debt as our credit facility matures more than one year after the balance sheet date. Actual borrowings are generally short term LIBOR contracts and are either repaid or rolled over at the maturity date of the individual contracts.

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

We do not hold any marketable securities as of October 3, 2010. We primarily hold investments in mutual funds within corporate owned life insurance (“COLI”) contracts to support our Executive Deferred Compensation Plan. We also hold non-COLI mutual funds to support this plan. These securities, included in other assets in the consolidated balance sheets, are classified as trading securities and reported at fair value based on third party broker statements. Gains or losses related to these investments are reflected in net income. Based on its analysis of the investments underlying the plan, the Company has determined that presenting them as Level 1 assets at October 3, 2010 is appropriate.

The assets measured at fair value on a recurring basis at October 3, 2010 were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation mutual funds	$982	$—	$—
Deferred compensation COLI	4,821	—	—

Balance at October 3, 2010	$5,803	$—	$—

6. Stock-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for both stock options and restricted stock awards granted by the Company. The impact of stock-based compensation expense for the three and nine months ended October 3, 2010 on loss before income tax benefit was $0.8 million and $2.8 million, respectively, or $0.03 and $0.12 on diluted loss per share, respectively. The impact of stock-based compensation expense for the three and nine months ended September 27, 2009 on income before income tax provision was $1.6 million and $5.1 million, respectively, or $0.06 and $0.21 on diluted earnings per share, respectively.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Labor	$21	$109	$79	$368
General and administrative	827	1,452	2,738	4,741

Total stock-based compensation expense	$848	$1,561	$2,817	$5,109

Capitalized stock-based compensation (1)	$24	$61	$79	$194

(1)	Capitalized stock-based compensation is included in property and equipment, net in the consolidated balance sheets.

No options were issued during the first nine months of 2010. The weighted average fair value at the grant date using the Black-Scholes valuation model for options issued in the first nine months of 2009 was $4.59 per option. The fair value of options issued at the date of grant was estimated using the following weighted average assumptions for the first quarter of 2009: (a) no dividend yield on common stock; (b) expected stock price volatility of 41.30%; (c) a risk-free interest rate of 1.81%; and (d) an expected option term of 5.9 years.

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

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 3, 2010	5,716,423	$15.82
Options granted	—	—
Options exercised	(170,282)	13.09
Options cancelled	(162,241)	16.18
Options expired	—	—

Outstanding at October 3, 2010	5,383,900	$15.90	4.96	$11,007,551

Vested and exercisable at October 3, 2010	4,891,848	$16.10

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 3, 2010. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended October 3, 2010 was $0.6 million.

A summary of the status of the Company’s nonvested options as of October 3, 2010, and changes during the nine months ended October 3, 2010, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 3, 2010	1,131,149	$5.08
Options granted	—	—
Options vested	(595,225)	5.39
Options cancelled	(43,872)	4.01

Nonvested at October 3, 2010	492,052	$4.79

As of October 3, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years. As of October 3, 2010, there were 0.1 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2010	68,639	$18.21
Restricted shares granted	220,000	18.18
Restricted shares vested	(17,842)	17.81
Restricted shares cancelled	(4,963)	13.65

Outstanding at October 3, 2010	265,834	$18.30

Fair value of the restricted shares is based on our closing stock price on the date of grant. As of October 3, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $3.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The Company recorded an income tax benefit of $7.3 million for the first nine months of 2010 compared to an income tax provision of $5.8 million for the first nine months of 2009. The income tax benefit is based on the effective income tax rate, which differs from the statutory income tax rate primarily due to employment related tax credits.

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

As of October 3, 2010, the Company had $7.6 million of total gross unrecognized tax benefits, excluding interest and penalties. During the second quarter, the Company settled $0.9 million of unrecognized tax benefits under examination by the Internal Revenue

Service (“IRS”) covering tax years 2006 through 2008. Interest will be settled upon closure of the audit, which is expected to occur during 2010. The Company estimates that unrecognized tax benefits of $0.1 million will be released in the next 12 months following the completion of audits in progress, the expiration of the statute of limitations or the filing of amended tax returns. The Company remains open to examination by state and local tax jurisdictions for tax years 2005 and forward. The Company has been audited by the IRS through the 2008 tax year.

8. Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, but at least quarterly. Factors considered important that could trigger an impairment review include a significant underperformance of a restaurant relative to expected operating results, a significant change in the manner of use of the asset or a significant negative industry or economic trend. We assess recoverability of long-lived assets at the restaurant level based on historical and estimated future cash flows along with other factors. Management has determined that restaurants open at least one year that demonstrate operating cash flows of less than a defined target over the period since opening should be evaluated for possible impairment. Based on the restaurant’s future restaurant cash flow projections, future operating plans and other qualitative factors, we may recognize an impairment charge determined as the amount by which the asset carrying value exceeds recoverable value, which is based on discounted future cash flows.

Estimates of future cash flows are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation. Such changes may lead to a greater number of restaurants under impairment review and possible impairment charges in the future.

The Company recorded a loss on impairment of property and equipment of $18.7 million for the three and nine months ended October 3, 2010 and $0.0 million and $0.1 million for the three and nine months ended September 27, 2009, respectively.

9. Net Income (Loss) Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income (loss) per common share for the three and nine months ended October 3, 2010 and September 27, 2009, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Numerator for basic and diluted net income (loss) per common share	$(7,538)	$5,791	$(846)	$14,481

Denominator:
Denominator for basic net income (loss) per common share weighted average shares	24,578	24,123	24,453	24,029
Employee stock options	—	163	—	69

Denominator for diluted net income (loss) per common share weighted average shares	24,578	24,286	24,453	24,098

For the three months ended October 3, 2010 and September 27, 2009, approximately 0.6 million and 0.9 million stock options, respectively, have been excluded from the computation of diluted (loss) earnings per share because to do so would have been antidilutive for the periods presented. For the nine months ended October 3, 2010 and September 27, 2009, approximately 0.7 million and 1.8 million stock options, respectively, have been excluded from the computation of diluted (loss) earnings per share because to do so would have been antidilutive for the periods presented.

10. Commitments and Contingencies

On May 19, 2008, a class-action lawsuit was filed in the San Diego Superior Court against California Pizza Kitchen. The lawsuit was filed by a former restaurant manager on behalf of himself and other current and former restaurant managers employed in California. The lawsuit alleged violations of state wage- and- hour laws involving the exempt status of managers, resulting in alleged violations of meal and rest breaks and unpaid overtime, and sought unspecified monetary damages. On October 7, 2010, the Company entered into a proposed settlement of all claims in the action. This proposed settlement is subject to court approval. The proposed settlement does not involve any admission of wrongdoing or liability and, subject to court approval, will result in the dismissal of the lawsuit’s claims against the Company. Under the proposed settlement, class members can submit claims pursuant to a Court approved process whereby the Company would pay an amount not to exceed $4.0 million to settle claims asserted on behalf of the class. The Company has accrued a legal settlement reserve based on its best estimate of costs to be incurred relative to this case. The Company anticipates filing a motion in the Superior Court in the near future requesting approval of the proposed settlement. The Company cannot provide any assurances that the Court will approve the proposed settlement.

On April 27, 2007, three former hourly restaurant employees in the State of California filed a class-action lawsuit in the San Francisco Superior Court. The parties purport to represent other current and former California restaurant employees. The lawsuit alleges violations of state wage- and- hour laws involving the purchase and reimbursement for laundering of uniforms and sought unspecified monetary damages. On August 11, 2010, the Court granted class certification in this matter. We deny any liability with respect to these allegations and intend to vigorously defend ourselves in this action. An estimate of the possible loss, if any, or the range of the loss cannot be made at time.

On July 3, 2007, two former hourly restaurant employees in the State of California filed a class-action lawsuit in the Los Angeles Superior Court alleging violations of state wage- and- hour laws. On April 22, 2008 and on April 25, 2008, former hourly employees in the State of California filed two additional lawsuits in Los Angeles Superior Court alleging similar wage- and- hour violations, and on December 4, 2008, the Court coordinated the three cases. The parties purport to represent other current and former hourly California restaurant employees. The lawsuit alleges violations of state wage- and- hour laws involving allegations of work performed off the clock, improper reduction in hours, failure to provide meal and rest breaks, and failure to reimburse employees for expenses incurred in the course of employment. The plaintiffs sought unspecified monetary damages. In December 2008, a proposed settlement was not approved by the Court. The Company has accrued a loss contingency based on the proposed settlement which is not considered to be material to our consolidated financial position. We deny any liability with respect to these allegations and intend to vigorously defend ourselves in this action.

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

Overview

California Pizza Kitchen, Inc. and its subsidiaries (collectively, referred to hereafter as the “Company” or in the first person notations “we”, “us” and “our”) is a leading casual dining restaurant chain. As of November 7, 2010, we own, license or franchise 264 locations in 32 states and 11 foreign countries. We have 56 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks. Through a licensing agreement, California Pizza Kitchen branded frozen pizzas are available in approximately 20,000 locations in all 50 states. We opened our first restaurant in 1985 in Beverly Hills, California and during our 25 years of operating history, we have developed a recognized consumer brand and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. We analyze this segment in terms of our company-owned full service restaurants and company-owned CPK/ASAP restaurants.

We opened six full service restaurants during the first nine months of 2010, one of which had previously been a CPK/ASAP location. Pre-opening costs for these locations were $1.7 million, excluding the impact of construction period rent for stores that have not yet opened.

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

Loss on impairment is determined as the amount, based on a restaurant’s future cash flow projections, future operating plans and other qualitative factors, by which the restaurant’s carrying value exceeds its fair value.

Litigation and settlement costs include external legal costs related to defending or settling various employee related lawsuits or claims, whether class-action or individual, regardless of merit.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. Fiscal 2009 was a 53-week year. The three- and nine-month periods ended October 3, 2010 and September 27, 2009 each consisted of 13 and 39 weeks, respectively. In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of October 3, 2010, we had 201 company-owned restaurants that met this criterion.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, self-insurance, leasing activities, deferred tax assets, intangible assets, long-lived assets and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies please refer to our 2009 Annual Report on Form 10-K. Our critical accounting policies and estimates have not changed materially during the nine months ended October 3, 2010, with the exception of estimates used to determine revenue from unredeemed gift cards and litigation and settlement costs, as discussed in Note 1 to our unaudited condensed consolidated financial statements for the quarter ended October 3, 2010.

Results of Operations

Our operating results for the three and nine months ended October 3, 2010 and September 27, 2009 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Statement of Operations Percentages:
Revenues:
Restaurant sales	98.0%	97.8%	98.3%	98.2%
Royalties from licensing agreement	1.1%	1.5%	0.9%	1.1%
Domestic franchise revenues	0.5%	0.4%	0.5%	0.4%
International franchise revenues	0.4%	0.3%	0.3%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	23.6%	23.0%	23.5%	23.6%
Labor	37.5%	37.8%	37.6%	37.8%
Direct operating and occupancy	22.0%	22.2%	22.5%	21.9%

Cost of sales	83.1%	83.0%	83.6%	83.3%
General and administrative	7.3%	7.4%	7.9%	7.6%
Pre-opening costs	0.8%	0.1%	0.5%	0.4%
Operating income before depreciation and amortization, loss on impairment of property and equipment, store closure costs and litigation and settlement costs (1)	10.4%	11.3%	9.5%	10.2%
Depreciation and amortization	5.7%	6.1%	5.8%	5.8%
Loss on impairment of property and equipment	11.4%	0.0%	3.9%	0.0%
Store closure costs	0.4%	0.1%	0.2%	0.0%
Litigation and settlement costs	3.5%	0.3%	1.3%	0.2%

Total costs and expenses	110.5%	95.2%	101.7%	95.8%
Operating income (loss)	-10.5%	4.8%	-1.7%	4.2%
Interest income (expense), net	0.0%	-0.1%	0.0%	-0.1%

Income (loss) before income tax provision (benefit)	-10.5%	4.7%	-1.7%	4.1%
Income tax provision (benefit)	-5.9%	1.2%	-1.5%	1.2%

Net income (loss)	-4.6%	3.5%	-0.2%	2.9%

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

The following table details the number of locations at the end of the third quarter of 2010:

	Total Units at July 4, 2010	Opened	Closed	Total Units at October 3, 2010
Third Quarter 2010
Company-owned full service domestic	196	4	1	199
Company-owned ASAP domestic	6	—	—	6
Company-owned LA Food Show	2	—	—	2
Franchised domestic	20	—	—	20
Franchised international	29	2	1	30
Campus, sports & entertainment venues (seasonal)	5	1	—	6

Total	258	7	2	263

Three Months Ended October 3, 2010 Compared to the Three Months Ended September 27, 2009

Total Revenues. Total revenues decreased by $0.3 million, or 0.2%, to $164.5 million in the third quarter of 2010 from $164.8 million in the third quarter of 2009. Restaurant sales increased by $0.1 million in the third quarter of 2010 primarily due to the 0.7% increase in 18-month full service comparable restaurant sales. We moved our Thank You Card Program to the third quarter in the current year versus the second quarter last year. Restaurant sales included $0.2 million of revenue from unredeemed gift cards with no comparable revenue in 2009 as the Company began recognizing revenue from unredeemed gift cards in 2010 as discussed in Note 1 to our unaudited condensed consolidated financial statements. Revenue from unredeemed gift cards had no impact on costs as a percentage of sales for the quarter. Royalties from our licensing agreement decreased by 29.6% due to planned changes in our frozen product line whereby the timing of the transition to new products resulted in many stores not having a full line of our product offerings. Domestic franchise revenue increased 17.5% and international franchise revenue increased 38.7% primarily due to stronger comparable sales, revenue from an additional stadium agreement as well as increased initial franchise fees resulting from three franchise openings in the third quarter of 2010 compared to one in the third quarter of 2009.

Food, beverage and paper supplies. Food, beverage and paper supplies increased by $1.1 million, or 3.1%, to $38.1 million in the third quarter of 2010 from $37.0 million in the third quarter of 2009. Food, beverage and paper supplies as a percentage of restaurant sales were 23.6% in the third quarter of 2010 compared to 23.0% in the third quarter of 2009. The increase in food, beverage and paper supplies as a percentage of restaurant sales was primarily the result of higher grocery and dairy pricing.

Labor. Labor decreased by $0.4 million, or 0.7%, to $60.5 million in the third quarter of 2010 from $60.9 million in the third quarter of 2009. As a percentage of restaurant sales, labor was 37.5% in the third quarter of 2010 compared to 37.8% in the third quarter of 2009. The decrease in labor as a percentage of revenue was primarily related to improved management of hourly labor expense.

Direct operating and occupancy. Direct operating and occupancy costs decreased by $0.4 million, or 1.2%, to $35.4 million in the third quarter of 2010 from $35.8 million in the third quarter of 2009. Direct operating and occupancy costs as a percentage of restaurant sales were 22.0% in the third quarter of 2010 compared to 22.2% in the third quarter of 2009. The percentage decrease in direct operating and occupancy costs was primarily attributable to the recognition of unamortized deferred rent credits and differences between straight-line rent expense and cash rent paid on early lease terminations, which were partially offset by higher utilities expense and expenses associated with our take-out call center.

General and administrative. General and administrative costs decreased by $0.2 million, or 1.6%, to $12.0 million in the third quarter of 2010 from $12.2 million in the third quarter of 2009. General and administrative costs as a percentage of total revenues were 7.3% in the third quarter of 2010 and 7.4% in the third quarter of 2009. The decrease was primarily due to lower incentive and stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million, or 6.6%, to $9.4 million in the third quarter of 2010 from $10.0 million in the third quarter of 2009. The decrease from prior year was primarily the result of fewer assets in the depreciable base due to the impairment of 13 stores in 2009.

Pre-opening costs. Pre-opening costs increased by $1.2 million, or 467%, to $1.4 million in the third quarter of 2010 from $0.2 million in the third quarter of 2009. Pre-opening costs were higher primarily due to four full-service store openings in the third quarter of 2010 compared to one in the third quarter of 2009.

Loss on impairment of property and equipment. We incurred a loss on impairment of property and equipment of $18.7 million in the third quarter of 2010 compared to $0.03 million in the third quarter of 2009. Loss on impairment of property and equipment in the third quarter of 2010 related to the impairment of 10 restaurants.

Store closure costs. Store closure costs were $0.6 million in the third quarter of 2010 compared to $0.2 million in the third quarter of 2009. Store closure costs in the third quarter of 2010 related to termination fees associated with one restaurant we expect to close.

Litigation and settlement costs. We incurred $5.7 million in litigation and settlement costs in the third quarter of 2010 compared to $0.4 million in the third quarter of 2009. The increase was primarily due to $5.3 million incurred for the settlement and associated costs related to a class-action lawsuit in the state of California. See further description in “Legal Proceedings” at Part II, Item 1.

Interest income (expense), net. Interest income, net of interest expense, was $8,000 in the third quarter of 2010 compared to interest expense, net of interest income, of $166,000 in the third quarter of the prior year. The decrease from prior year is the result of a decrease in our outstanding debt during the third quarter of 2010 compared to the third quarter of 2009. The Company had no debt at the end of the third quarter of 2010 compared to $37.0 million in debt at the end of the third quarter in the prior year.

Income tax provision. The effective income tax rate was 56.3% for third quarter of 2010 compared to 25.9% for the third quarter of 2009. The effective income tax rate of 56.3% was primarily impacted by a $5.3 million legal accrual recorded during the third quarter of 2010 for the settlement and related costs of a class-action lawsuit, as well as an $18.7 million impairment charge recorded during the quarter. Without these nonrecurring items, the effective income tax rate for the third quarter was 22.1%. The Company’s effective income tax rate differs from the statutory income tax rate due to employment related tax credits.

Nine Months Ended October 3, 2010 Compared to the Nine Months Ended September 27, 2009

Total Revenues. Total revenues decreased by $12.5 million, or 2.5%, to $484.3 million in the first nine months of 2010 from $496.8 million in the first nine months of 2009 primarily due to an $11.9 million decrease in restaurant sales. The decrease in restaurant sales was primarily due to the 2.6% decrease in full service comparable restaurant sales in the first nine months of 2010. Royalties from our licensing agreement decreased 22.0% due to increased competition in the first nine months of 2010 as well as changes in sales programming for our frozen products whereby the timing of the transition to new products resulted in many stores not having a full line of our product offerings. Domestic and international franchise revenues increased 13.9% and 15.2%, respectively, as a result of stronger comparable sales, revenue from an additional stadium agreement and higher initial franchise fees due to more franchise openings in the first nine months of 2010 compared to the first nine months of 2009. Restaurant sales included $4.8 million of revenue from unredeemed gift cards with no comparable revenue in 2009 as the Company began recognizing revenue from unredeemed gift cards in 2010 as discussed in Note 1 to our unaudited condensed consolidated financial statements.

Food, beverage and paper supplies. Food, beverage and paper supplies decreased by $3.5 million, or 3.1%, to $111.6 million in the first nine months of 2010 from $115.1 million in the first nine months of 2009. Food, beverage and paper supplies as a percentage of restaurant sales were 23.5% in the first nine months of 2010 compared to 23.6% in the first nine months of 2009. Excluding revenue from unredeemed gift cards, food, beverage and paper supplies were 23.7% of restaurant sales in the first nine months of 2010. The increase in food, beverage and paper supplies as a percentage of restaurant sales was primarily the result of higher grocery and dairy pricing in the third quarter of 2010 which offset the favorable pricing we experienced in early 2010.

Labor. Labor decreased by $5.4 million, or 3.0%, to $179.2 million in the first nine months of 2010 from $184.6 million in the first nine months of 2009. As a percentage of restaurant sales, labor was 37.6% in the first nine months of 2010 compared to 37.8% in the first nine months of 2009. Excluding revenue from unredeemed gift cards, labor was 38.0% of restaurant sales in the first nine months of 2010. Although labor costs benefited from effectively managed hourly labor costs and lower management bonuses, the percentage increase in labor costs was primarily due to the deleveraging of costs against lower revenues. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Direct operating and occupancy. Direct operating and occupancy costs increased by $0.5 million, or 0.4%, to $107.1 million in the first nine months of 2010 from $106.6 million in the first nine months of 2009. Direct operating and occupancy costs as a percentage of restaurant sales were 22.5% in the first nine months of 2010 compared to 21.9% in the first nine months of 2009. Excluding revenue from unredeemed gift cards, direct operating and occupancy costs were 22.7% of restaurant sales in the first nine months of 2010. The increase in direct operating and occupancy costs primarily resulted from the deleveraging of fixed costs against lower revenues, continued expansion of our take-out call center and new smallware for our Small Cravings menu, offset by early termination rent credits.

General and administrative. General and administrative costs increased by $0.3 million, or 0.7%, to $38.0 million in the first nine months of 2010 from $37.7 million in the first nine months of 2009. General and administrative costs as a percentage of total revenue increased to 7.9% in the first nine months of 2010 from 7.6% in the first nine months of 2009. The increase in general and administrative expenses as a percentage of total revenue was primarily due to the deleveraging of general and administrative costs against lower sales and increased board fees, offset by lower bonus accruals and stock-based compensation.

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million, or 2.1%, to $28.0 million in the first nine months of 2010 from $28.6 million in the first nine months of 2009. The decrease in depreciation expense was primarily due to a smaller depreciable asset base in the first nine months of 2010 resulting from the impairment of 13 stores in 2009, offset by depreciation on new stores in 2010.

Pre-opening costs. Pre-opening costs increased by $0.4 million, or 17.2%, to $2.3 million in the first nine months of 2010 from $1.9 million in the first nine months of 2009. We opened five full service restaurants and converted one CPK ASAP to a full service restaurant in the first nine months of 2010 compared to five full service restaurants in the first nine months of 2009.

Loss on impairment of property and equipment. We incurred a loss on impairment of property and equipment of $18.7 million in the first nine months of 2010 compared to approximately $0.1 million in the first nine months of 2009. Loss on impairment of property and equipment in the third quarter of 2010 related to the impairment of 10 restaurants.

Store closure costs. There were $1.1 million of store closure costs in the first nine months of 2010 compared to $0.2 million of store closure costs in the first nine months of 2009. Store closure costs in the first nine months of 2010 related to termination fees and other costs associated with four stores we have closed and one we expect to close.

Litigation and settlement costs. We incurred $6.5 million in litigation and settlement costs in the first nine months of 2010 compared to $1.0 million in the first nine months of 2009. The increase was primarily due to the $5.3 million in settlement and associated costs related to a class-action lawsuit in the state of California. See further description in “Legal Proceedings” in Part II, Item 1.

Interest (expense), net. Net interest expense decreased to $22,000 in the first nine months of 2010 from $663,000 in the first nine months of 2009. The decrease in net interest expense resulted from a lower weighted-average outstanding debt balance during the first nine months of 2010 compared to the first nine months of 2009. We have maintained little to no debt outstanding for the majority of the first nine months of 2010.

Income tax provision. The effective income tax rate was 89.6% for the first nine months of 2010 compared to 28.5% for the first nine months of 2009. The effective income tax rate was primarily impacted by a $5.3 million legal accrual recorded during the third quarter of 2010 for settlement and associated costs related to a class-action lawsuit as well as an $18.7 million impairment charge recorded during the third quarter of 2010. Without these nonrecurring items, the effective income tax rate for the first nine months of 2010 was 24.6%. The Company’s effective income tax rate differs from the statutory income tax rate due to employment related tax credits.

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

Liquidity and capital resources

The following table presents a summary of our cash flows for the nine months ended October 3, 2010 and September 27, 2009 (in thousands):

	(in thousands) Nine Months Ended
	October 3, 2010	September 27, 2009
Net cash provided by operating activities	$31,787	$55,712
Net cash used in investing activities	(28,300)	(21,909)
Net cash used in financing activities	(20,069)	(33,850)

Net decrease in cash and cash equivalents	$(16,582)	$(47)

Operating activities. We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. For the first nine months of 2010, net cash provided by operating activities was $31.8 million compared to $55.7 million for the first nine months of 2009. Net cash provided by operating activities exceeded net income for the first nine months of 2010 and 2009 primarily because of the effects of depreciation and amortization, non-cash compensation and impairment charges. Other than effects of changes in non-cash items, net cash provided by operating activities was lower in the first nine months of 2010 than in the first nine months of 2009 primarily due to an increased use of cash resulting from the recognition of additional deferred tax assets in the current period, acquisition of liquor licenses, accrued liabilities due to the effect of the timing of payments on compensation and benefit accruals and deferred gift card revenue due to higher gift card redemptions. These changes were partially offset by an increase in cash provided by other receivables and deferred rent credits and a decreased use of cash for prepaid taxes due to our beneficial tax position in the current period compared to the prior period, other assets as our deferred compensation funding decreased in the current period compared to the prior period and accounts payable as a result of the timing of payments.

Investing activities. We use working capital and borrowings from our line of credit to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities for the first nine months of 2010 was $28.3 million compared to $21.9 million for the first nine months of 2009 resulting from $19.1 million incurred on new restaurants and $9.2 million incurred on capitalized maintenance, remodeling and other costs. The increase to the prior year was primarily related to new restaurant expenditures as we had 10 restaurants under construction during the first nine months of 2010 compared to five restaurants during the first nine months of 2009.

Financing activities. Net cash used in financing activities for the first nine months of 2010 was $20.1 million compared to $33.8 million for the first nine months of 2009 primarily due to a decrease in net repayments under the credit facility in the first nine months of 2010 compared to the first nine months of 2009 and lower net proceeds from the issuance of common stock in the first nine months of 2010 compared to the first nine months of 2009.

On July 9, 2008, the Board of Directors authorized an additional stock repurchase program (“July 2008 Program”) to acquire the Company’s common stock from time to time in the open market and through privately negotiated transactions. Under the July 2008 Program, up to $50.0 million of the Company’s common stock could be repurchased from time to time over a 24-month period. During fiscal 2008, the Company repurchased 1,044,134 shares in the open market for an aggregate price of $10.7 million under the July 2008 Program. The Company did not repurchase any shares in 2009 nor in the first nine months of 2010 under the July 2008 Program. The July 2008 Program expired on July 8, 2010.

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

Borrowings under the Facility bear interest at either the London Interbank Offering Rate (“LIBOR”) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate spread and the commitment fee level depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of October 3, 2010, the Company had no outstanding borrowings under the Facility. Availability under the Facility is reduced by outstanding letters of credit totaling $6.6 million as of October 3, 2010, which are used to support the Company’s self-insurance programs. Available borrowings under the Facility were $143.4 million as of October 3, 2010. The Facility matures in May 2013. As of October 3, 2010, the Company was in compliance with all debt covenants. The Company expects to use any excess capital generated in 2010 for capital expenditures and to build our cash reserves.

Future capital requirements. Our capital requirements, which primarily consists of costs related to opening additional restaurants, have been significant, but are likely to decrease over the next few years in line with the general economic environment. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, non-compliance with our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

As of October 3, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of October 3, 2010, the Company had cash and cash equivalents of $4.8 million. Available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is held in interest bearing funds managed by third party financial institutions. These funds invest in high quality money market instruments, including primarily short-term debt securities of U.S. and foreign issuers. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 3, 2010, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual commitments as of the period indicated (in millions):

	As of October 3, 2010	As of January 3, 2010
Operating lease obligations (1)	$233.7	$241.4
Long-term debt (2)	—	22.3
Purchase obligations (3)	7.0	1.7
ASC 740-10 (formerly FIN 48) liability (4)	0.3	—

	$241.0	$265.4

(1)

Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property. The decrease in our operating lease obligations during the first nine months of 2010 was primarily related to no change in the lease term for most of our restaurants and four store closures which resulted in a lower future obligation, offset by additional rent incurred on the leases for new stores that opened in 2010.

(2)

Long-term debt represents the amount outstanding under the Credit Facility and does not include interest due to the uncertainty of future interest rates. The decrease in our long-term debt commitment is due to the payoff of borrowings outstanding on our Credit Facility during the first nine months of 2010.

(3)

Purchase obligations represent estimated construction commitments and excludes agreements that are cancelable without significant penalty. The increase in our purchase obligations is primarily the result of construction commitments for new store openings in 2010 and 2011.

(4)

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at October 3, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement with respective taxing authorities, with the exception of estimated remaining liability of $312,000 associated with audits to be settled. Accordingly, $8.0 million of unrecognized tax benefits, which excludes $312,000 estimated liability to be settled, is not shown within the contractual obligations table above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short-term investments with maturities of less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of October 3, 2010, we did not hold any marketable securities in our cash and cash equivalents or other current assets. However, we are subjected to market risk related to our investments in mutual funds and corporate owned life insurance (“COLI”) contracts used to support our Executive Deferred Compensation Plan to the extent these investments are not equivalent to the related liability. The full impact of gains or losses in investments related to the Plan is reflected in net income. Activity within the COLI investments is generally not subject to income tax.

In May 2008, the Company entered into the Facility with a syndicate of banks, which increased the maximum available borrowing capacity to $150.0 million. Borrowings under the Facility bear interest at either LIBOR or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company will also pay a commitment fee on the unused facility ranging from 20 to 30 basis points annually. Both the interest rate spread and commitment fee level depend on the Company’s lease adjusted leverage ratio as defined in the credit agreement. As of October 3, 2010, the Company had no borrowings outstanding under the Facility. Because we have no floating-rate debt as of October 3, 2010, increases or decreases in interest rates would have little to no effect on our annual interest expense and cash outlay. This is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of October 3, 2010 at the reasonable assurance level.

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

In connection with the preparation of this quarterly report on Form 10-Q, as of October 3, 2010, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of October 3, 2010.

Change in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 19, 2008, a class-action lawsuit was filed in the San Diego Superior Court against California Pizza Kitchen. The lawsuit was filed by a former restaurant manager on behalf of himself and other current and former restaurant managers employed in California. The lawsuit alleged violations of state wage-and-hour laws involving the exempt status of managers, resulting in alleged violations of meal and rest breaks and unpaid overtime, and sought unspecified monetary damages. On October 7, 2010, the Company entered into a proposed settlement of all claims in the action. This proposed settlement is subject to court approval. The proposed settlement does not involve any admission of wrongdoing or liability and, subject to court approval, will result in the dismissal of the lawsuit’s claims against the Company. Under the proposed settlement, class members can submit claims pursuant to a Court approved process whereby the Company would pay an amount not to exceed $4.0 million to settle claims asserted on behalf of the class. The Company has accrued a legal settlement reserve based on its best estimate of costs to be incurred relative to this case. The Company anticipates filing a motion in the Superior Court in the near future requesting approval of the proposed settlement. The Company cannot provide any assurances that the Court will approve the proposed settlement.

On April 27, 2007, three former hourly restaurant employees in the State of California filed a class-action lawsuit in the San Francisco Superior Court. The parties purport to represent other current and former California restaurant employees. The lawsuit alleges violations of state wage-and-hour laws involving the purchase and reimbursement for laundering of uniforms and sought unspecified monetary damages. On August 11, 2010, the Court granted class certification in this matter. We deny any liability with respect to these allegations and intend to vigorously defend ourselves in this action. An estimate of the possible loss, if any, or the range of the loss cannot be made at time.

On July 3, 2007, two former hourly restaurant employees in the State of California filed a class-action lawsuit in the Los Angeles Superior Court alleging violations of state wage-and-hour laws. On April 22, 2008 and on April 25, 2008, former hourly employees in the State of California filed two additional lawsuits in Los Angeles Superior Court alleging similar wage-and-hour violations, and on December 4, 2008, the Court coordinated the three cases. The parties purport to represent other current and former hourly California restaurant employees. The lawsuit alleges violations of state wage-and-hour laws involving allegations of work performed off the clock, improper reduction in hours, failure to provide meal and rest breaks, and failure to reimburse employees for expenses incurred in the course of employment. The plaintiffs sought unspecified monetary damages. In December 2008, a proposed settlement was not approved by the Court. The Company has accrued a loss contingency based on the proposed settlement which is not considered to be material to our consolidated financial position. We deny any liability with respect to these allegations and intend to vigorously defend ourselves in this action.

ITEM 1A.	RISK FACTORS

Descriptions of the risk factors associated with the Company are contained in Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010 and incorporated herein by reference. There have been no material changes to our risk factors described in the 10-K for the year ended January 3, 2010 for the quarter ended October 3, 2010.

ITEM 6.	EXHIBITS

The Exhibit Index on page 25 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010

CALIFORNIA PIZZA KITCHEN, INC.

By:	/s/ LARRY S. FLAX
Larry S. Flax
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ RICHARD L. ROSENFIELD
Richard L. Rosenfield
Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

By:	/s/ SUSAN M. COLLYNS
Susan M. Collyns
Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

3.1(A)	Certificate of Incorporation

3.2(A)	By-laws

4.1(A)	Specimen Common Stock Certificate

10.5(B)	California Pizza Kitchen, Inc. 2010 Executive Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.
(B)	Incorporated by reference to the registrant’s current report on Form 8-K filed October 6, 2010.