Form 10-K/A
period 2011-01-02
CALIFORNIA PIZZA KITCHEN, INC.
filed 2011-04-29
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

As of April 21, 2011, 24,586,282 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2010 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

On March 17, 2011, California Pizza Kitchen, Inc. (referred to herein as the “the Company” or in the first person notations “we,” “our,” and “us”) filed its Annual Report on Form 10-K for the year ended January 2, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K because the definitive proxy statement for our 2011 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our 2010 fiscal year.

This Form 10-K/A amends only information in Part III, Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships and Related Transactions, and Director Independence), Item 14. (Principal Accounting Fees and Services) and Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officers and principal financial officer, filed as exhibits hereto.

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2010 ANNUAL REPORT ON FORM 10-K/A

CALIFORNIA PIZZA KITCHEN, INC. AND SUBSIDIARIES

2010 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The table below sets forth the Company’s directors and certain information relating to those directors as of January 2, 2011, with respect to age and background.

Name	Age	Position
Larry S. Flax	68	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director

Richard L. Rosenfield	65	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director

Leslie E. Bider	60	Director

Marshall S. Geller	71	Director

Charles G. Phillips	62	Director

Alan I. Rothenberg	71	Director

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

Richard L. Rosenfield, a co-founder of the Company, was named co-President in January 2004 and has served as co-CEO since July 2003 and as co-Chairman of the Board since our formation in March 1985. From 1985 to 1996, Mr. Rosenfield also served as co-CEO. Prior to founding California Pizza Kitchen, he practiced law as a principal of Flax and Rosenfield, Inc. after serving with the Department of Justice, Criminal Division, Appellate Section in Washington, D.C. and as an Assistant United States Attorney, Special Prosecutions Section of the Criminal Division, in Los Angeles. Mr. Rosenfield also serves on the board of directors of Callaway Golf Company. Mr. Rosenfield brings to the Board extensive executive management experience and knowledge of the Company and its operations.

Leslie E. Bider has served as a director since May 2008. Since 2008, he has served as Chief Executive Officer of PinnacleCare, Inc., a private health advisory firm. From 2005 to 2008, Mr. Bider served as Chief Strategist of ITU Ventures, a private equity firm. Between 1987 and 2005, Mr. Bider served as Chairman and Chief Executive Officer of Warner/Chappell Music, Inc. Mr. Bider also served as Chief Financial Officer and Chief Operating Officer of Warner Bros. Music from 1981 to 1987. Mr. Bider currently serves on the board of directors of Douglas Emmett, Inc., a real estate investment trust that trades on the New York Stock Exchange, and on the board of directors of several charitable and educational institutions. Mr. Bider brings to the Board accounting and finance skills and extensive experience in the real estate industry.

Marshall S. Geller has served as a director since May 2008. He is a Founder and Senior Managing Director of St. Cloud Capital, LLC, a Los Angeles-based private equity fund formed in December 2001. Mr. Geller has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Director for Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Currently he serves as a director on the boards of GP Strategies Corporation, Guidance Software, Inc. and National Holdings Corporation. Mr. Geller is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles, and serves on the Dean’s Advisory Council for the College of Business & Economics, California State University, Los Angeles, and he has been appointed as a Commissioner of the Little Hoover Commission, an independent California state oversight agency. Mr. Geller brings to the Board extensive senior executive management experience in corporate finance and investment banking and his service on the board of directors of several public and private companies.

Charles G. Phillips has served as a director since November 2000. Mr. Phillips was employed by Prentice Capital Management, LLC, an investment management firm, from 2005 until his retirement in 2008. From 2002 to 2005, Mr. Phillips was a private investor. Mr. Phillips was previously a managing director from 1991 to 2002 and President from 1998 to 2001 of Gleacher & Co., an investment banking and management firm. Mr. Phillips has served on the boards of several public and private companies and private investment funds. Mr. Phillips brings to the Board extensive senior executive management experience in corporate finance and investment banking and his service on the board of directors of several public and private companies and private investment funds.

Alan I. Rothenberg has served as a director since April 2006. Since 2005, he has served as Chairman of the Board of Directors and Chief Executive Officer of 1st Century Bancshares, Inc., a Los Angeles-based commercial bank. Mr. Rothenberg is Chairman of Premier Partnerships, a sports and entertainment marketing and consulting firm and served as President of the Los Angeles Board of Airport Commissioners from 2005 to 2010. From 2000 to 2005, Mr. Rothenberg was a private investor. From 1990 until his retirement in 2000, Mr. Rothenberg was a Partner at Latham & Watkins, LLP. From 1968 to 1990, Mr. Rothenberg was a founder and Managing Partner of Manatt, Phelps, Rothenberg and Phillips, a Los Angeles law firm where he specialized in business and commercial litigation including practices in the sports, entertainment and financial fields. From 1990 through 1998, he served as President of the United States Soccer Federation. Mr. Rothenberg served as Chairman and Chief Executive Officer of the 1994 World Cup and Chairman of the 1999 FIFA Women’s World Cup. Mr. Rothenberg serves on the boards of directors of the United States Soccer Foundation, Constitutional Rights Foundation, Los Angeles Chamber of Commerce, Los Angeles Business Council, LA, Inc. (the Los Angeles Convention and Visitors Bureau) and LA Sports Council. Mr. Rothenberg brings to the Board broad legal and business experience.

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

Larry S. Flax, our co-CEO, co-President and co-Chairman of the Board is the stepfather of Peter C. Gillette, our Senior Vice President—Franchise and International Development.

Executive Officers

The following were the Named Executive Officers of the Company as of January 2, 2011:

Name	Position Held With the Company	Age

Larry S. Flax	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director	68

Richard L. Rosenfield	Co-Chief Executive Officer, Co-President, Co-Chairman of the Board and Director	65

Susan M. Collyns	Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary	44

Thomas P. Beck	Senior Vice President, Construction	64

Sarah A. Goldsmith-Grover	Chief Communications Officer, Senior Vice President, Marketing and Public Relations	46

Peter C. Gillette	Senior Vice President, Franchise and International Development	43

See “Directors” above for Mr. Flax’s and Mr. Rosenfield’s biographies.

Susan M. Collyns has served as Chief Operating Officer and Executive Vice President since January 2009 and Chief Financial Officer since March 2004. From September 2001 to March 2004, Ms. Collyns served as Controller. In 2009, Ms. Collyns’ work as a leading CFO was recognized by the Los Angeles Business Journal when she was nominated for “CFO of the Year.” From 1996 to September 2001, Ms. Collyns served as Vice President of Finance and Operations for Sony’s Windham Hill Group. Previously, she served as an auditor with PricewaterhouseCoopers and has acted in various finance and strategic planning roles with GlaxoSmithKline and Lion Nathan. Ms. Collyns has 26 years of financial experience in both the domestic U.S. and overseas markets and is a board member of the California Pizza Kitchen Foundation. Ms. Collyns holds a Bachelor of Economics degree from Macquarie University in Sydney, Australia, and a C.P.A. from Deakin University, in Melbourne, Australia.

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

Peter C. Gillette has served as Senior Vice President, Franchise since October 2009 and Senior Vice President, International Development since July 2007. Mr. Gillette initially joined the Company in 1992 and worked in various operations-related positions until 1997. He returned to the Company in July 2003 as Director of New Concept Development and has subsequently been involved in numerous strategic initiatives related to franchising, including potential partnership negotiations and development and operations oversight.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which our securities are listed. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports and any written representations furnished to us by our executive officers, directors and 10% stockholders. We believe that during the fiscal year ending January 2, 2011, each of our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“Code of Ethics”), which is applicable to all of its employees, officers and directors. The Code of Ethics is available free of charge on the Company’s website at www.cpk.com. The Company intends to post amendments to or waivers under the Code of Ethics on its website.

Audit Committee

The Audit Committee is primarily concerned with the oversight of our financial reporting and preparation of our financial statements by our internal accounting staff. This committee’s function, among other things, is to review our quarterly and annual financial statements with our independent registered public accountants and management, review the scope and results of the examination of our financial statements by the independent registered public accountants, approve all professional services performed by the independent registered public accountants and related fees, exclusive authority to hire our independent registered public accountants and periodically review our accounting policies. The Audit Committee is also responsible for overseeing our internal controls over financial reporting, including review of our internal audit function. The Audit Committee is governed by a written charter that is publicly available on our website at www.cpk.com. The Audit Committee met six times during the fiscal year ended January 2, 2011.

The members of the Audit Committee from January 4, 2010 through January 2, 2011 were Leslie E. Bider, Marshall S. Geller and Alan I. Rothenberg, who served as chair. All of the current members of the Audit Committee are “independent” as required by the applicable listing standards of the NASDAQ Global Select Market as well as the Company’s standards of director independence set forth above. The Board of Directors has determined that Messrs. Bider, Geller and Rothenberg are each an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This section discusses the compensation of our Named Executive Officers for 2010, consisting of Larry S. Flax and Richard L. Rosenfield, co-CEOs; Susan M. Collyns, Chief Operating Officer/Chief Financial Officer (“COO/CFO”); Thomas P. Beck, Senior Vice President—Construction; Sarah A. Goldsmith-Grover, Chief Communications Officer and Senior Vice President—Marketing and Public Relations and Peter C. Gillette, Senior Vice President—Franchise and International Development.

Roles of our Compensation Committee and Chief Executive Officers in Compensation Decisions, Use of Compensation Consultants and Compensation Philosophy and Objectives

The goals of our compensation programs are to:

1.	Attract and retain exceptional executive officers and reward appropriately those executive officers who contribute to the Company’s success;

2.	Align executive officer compensation with the Company’s performance; and

3.	Motivate executive officers to achieve the Company’s business objectives.

As discussed below, the Company primarily utilizes a combination of salary, non-equity incentive plan compensation and long-term equity compensation to attain these goals.

        The Compensation Committee oversees our executive compensation program. In this role, the Compensation Committee reviews all compensation decisions relating to our senior executive officers and makes recommendations to our Board. Our co-CEOs and COO/CFO provide recommendations to our Compensation Committee with respect to salary adjustments, annual cash incentive bonus targets (if applicable) and awards and equity incentive awards for the Named Executive Officers, excluding themselves. The Compensation Committee meets with the co-CEOs at least annually to discuss and review their recommendations regarding executive compensation for the Named Executive Officers and other executive officers, excluding themselves. The Compensation Committee’s guiding principle is to ensure the Company’s compensation and benefits policies attract, motivate and retain executives of the caliber necessary to support the Company’s growth and success, both operationally and strategically. This principle guides the design and administration of compensation and benefit programs for the Company’s Named Executive Officers, other executives and general workforce. The Compensation Committee, in collaboration with executive management and Mercer Human Resources Consulting (“Mercer”), its independent compensation consultant, re-affirmed in the fourth quarter of 2009 the following key strategies to support the attainment of the goals of our compensation programs:

1.	Use total cash compensation (salary and incentive cash compensation) to recognize appropriately each individual executive officer’s scope of responsibility, role in the organization, experience and contributions. The Compensation Committee and management refer to market data as part of their due diligence in determining salary and target award amounts, including executive compensation levels at peer group companies noted elsewhere in this report.

2.	Use long-term equity-based incentives (in the form of non-qualified stock options and restricted stock) to align employee and stockholder interests, as well as to attract, retain and motivate employees and enable them to share in the long-term growth and success of the Company.

3.	Provide benefit programs competitive within the Company’s defined talent market that provide participant flexibility and are cost-effective to the Company.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the executive compensation goals described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual element, to a greater or lesser extent, serves each of our goals. The compensation levels of our Named Executive Officers reflect to a significant degree the varying roles and responsibilities of such executives, as well as the length of time those executives have served the Company. As a result of the Compensation Committee’s assessment of our co-CEO’s roles and responsibilities within the Company, there is a significant compensation differential between their compensation levels and those of our other Named Executive Officers.

Determining Executive Compensation

The Company has structured its annual and long-term incentive-based cash and non-cash executive compensation programs to motivate executive officers to achieve the business goals of the Company and reward them for achieving these goals. The Compensation Committee also evaluates relevant market data when making compensation decisions regarding the executive officers, as described more fully below.

The Compensation Committee has retained Mercer as its compensation consultant since 2005 to provide the Compensation Committee with advice and guidance on the Company’s executive compensation program design and the evaluation of our executive compensation. During 2010, Mercer did not provide non-executive or director compensation services to management or the Company with fees totaling more than $120,000. In the fourth quarter of 2009, an analysis of peer group executive compensation was performed by Mercer and evaluated by the Compensation Committee. The peer group of companies used in this analysis consisted of the following:

Ruby Tuesday	Dine Equity
The Cheesecake Factory	Red Robin Gourmet Burgers
P.F. Chang’s China Bistro	Texas Roadhouse
Benihana	Ruth’s Hospitality
BJ’s Restaurants	O’Charley’s
Morton’s Restaurant Group	McCormick & Schmick’s
Steak ‘N Shake	Frisch’s Restaurants

The Compensation Committee used the peer group as the baseline to review the overall competitiveness of the co-CEOs and COO/CFO’s total compensation levels. While the Compensation Committee considered peer group data and Mercer’s advice in making decisions with respect to our executive compensation program, it did not formally benchmark total executive compensation or individual compensation elements against this peer group and ultimately made its own decision about these matters, based on its own business experience and judgment.

Compensation Components and Process

Base Salary

We provide base salaries to recognize ongoing performance of job responsibilities and as a tool to attract and retain employees. The annual salary for executive officers (including the Named Executive Officers shown in the Summary Compensation Table on page 10) is determined relative to job scope and responsibilities, past and current contributions and individual factors (such as unique skills, demand in the labor market and longer-term development and succession plans). The Compensation Committee emphasizes pay-for-performance in all components of compensation, including making salary adjustments. In determining the salaries of the executive officers, the Compensation Committee considers information provided by the Company’s co-CEOs (with respect to the performance of other executive officers), the results of the review of the co-CEOs’ performance by the Compensation Committee and the analysis and recommendations made by Mercer. The co-CEOs are responsible for evaluating the performance of all other executive officers and recommending salary adjustments, which are reviewed and approved by the Compensation Committee. The Compensation Committee reviews executive officer salaries annually. In addition to considering the performance of individual executive officers, significant weight is placed on the financial performance of the Company when considering salary adjustments.

In April 2010, the Company amended and restated the employment agreements of Messrs. Flax and Rosenfield, pursuant to which their annual base salaries increased to $679,000 each, retroactive to January 2010. For additional information, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” below. Base salaries for Messrs. Beck and Gillette and Ms. Goldsmith-Grover were increased by 2%, in line with Company-wide salary increases in 2010.

Long-term Equity Compensation

The Company strongly believes that equity ownership by executive officers provides incentives to build stockholder value and align the interests of executive officers with the stockholders. Because vesting typically is based on continued employment, our equity-based incentives also encourage the retention of our Named Executive Officers through the award vesting period.

Historically, we have granted stock options as a key equity incentive vehicle. In consultation with Mercer and the executive officers, the Compensation Committee determined that stock option grants under the Company’s 2004 Omnibus Incentive Compensation Plan (“2004 Plan”) were an effective instrument to achieve this goal because the value of stock options are tied to the Company’s future performance. Since employees realize value from stock options only if the Company’s stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to achieve increases in the value of our stock over time. The size of an initial stock option grant to an executive officer has generally been determined based on the responsibilities and future contributions of the executive officer, as well as recruitment and retention considerations. Additionally, the Company typically awarded stock option grants to certain corporate office employees based on their job level, including the executive officers, in February of each year, with an exercise price per share equal to the closing price of the Company’s common stock on the grant date. Historically, these annual, or “refresher,” stock option grants to employees at the Senior Vice President level have been with respect to 15,000 shares and typically vest semi-annually over a period of four years, with a maximum term of 10 years. Refresher stock option grants were not awarded in 2010, as our 2004 Plan no longer contains a sufficient number of authorized shares to permit equity grants at similar levels as in the past.

We have also utilized restricted stock grants to recognize our executive officers’ contributions to the Company and encourage their long-term retention. We believe that these awards enable us to deliver competitive compensation value to executive officers at levels sufficient to retain top talent within our executive officer ranks, and enable our executive officers to establish a meaningful equity stake in the Company that would vest over a period of years based on contributed service. In connection with amending their employment agreements in April 2010, the co-CEOs and COO/CFO were granted 80,000 shares each and 60,000 shares, respectively, of restricted common stock. The awards granted to Messrs. Rosenfield and Flax were granted under the 2004 Plan and will vest in substantially equal installments on April 8 of each of 2011, 2012 and 2013, subject to continued service through the applicable vesting date. Ms. Collyns’ award was also granted under the 2004 Plan and will vest in equal installments on December 31 of each of 2010, 2011 and 2012, subject to continued service through the applicable vesting date. For additional information, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” below.

Bonus & Non-equity Incentive Compensation

Executive Bonus Plan. The Company provided non-equity incentive compensation in 2010 in accordance with the Executive Bonus Plan (the “Bonus Plan”) which was approved by stockholders in 2005 and was designed to reward achievement at specified levels of financial performance. The maximum amount that may be paid to any executive officer under the Bonus Plan for any calendar year was $1.2 million.

On January 25, 2010, the Compensation Committee adopted a bonus program for the first quarter of 2010 under the Bonus Plan (the “Quarter 1 Bonus Program”) under which bonus payouts were based on the achievement of pre-established targets of Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization after Pre-Opening Costs (“Adjusted EBITDA”) covering the first quarter of 2010. On May 27, 2010, the Compensation Committee adopted a bonus program covering the second, third and fourth quarters of 2010 under the Bonus Plan (the “Quarters 2 – 4 Bonus Program”), under which bonus payouts were based on the achievement of pre-established Adjusted EBITDA targets covering this three-quarter performance period.

Under each bonus program, cash bonuses were payable at the Named Executive Officer’s bonus threshold level upon the achievement at the threshold level of 90% of the relevant target Adjusted EBITDA, and payable at 100% of each Named Executive Officer’s target bonus upon the achievement of 100% of the relevant target Adjusted EBITDA. Bonuses under each bonus program were subject to a cap of (i) with respect to the co-CEOs and COO/CFO, 200% of the executive’s base salary for the applicable performance period; and (ii) with respect to the other Named Executive Officers, 125% of the executive’s applicable target bonus for the applicable performance period. The following table sets forth the threshold, target and maximum bonus for each Named Executive Officer under each bonus program:

Named Executive Officer	Threshold Bonus (percentage of base salary for the performance period)	Target Bonus (percentage of base salary for the performance period)	Maximum Bonus (percentage of base salary for the performance period)
Larry S. Flax	30%	75%	200%
Richard L. Rosenfield	30%	75%	200%
Susan M. Collyns	30%	50%	200%
Thomas P. Beck	20%	40%	50%
Sarah A. Goldsmith-Grover	22.5%	45%	56.25%
Peter C. Gillette	22.5%	45%	56.25%

In connection with entering into their second amended and restated employment agreements in April 2010, the annual target bonus for Messrs. Flax and Rosenfield was increased to 75% of annual base salary. Ms. Collyns’ target bonus opportunity was revised in April 2010 from 45% of base salary to 50% of base salary in connection with her promotion to Chief Operating Officer. The other Named Executive Officers’ bonus target levels were set at the same level as in 2009.

The following table presents the Adjusted EBITDA threshold, target and maximum goals as well as our actual performance relative to the targets (in thousands):

	Adjusted EBITDA Threshold	Adjusted EBITDA Target	Adjusted EBITDA Maximum (1)	Adjusted EBITDA Maximum (2)	Actual Adjusted EBITDA
Q1	$9,128	$10,142	$11,460	$10,649	$13,368
Q2-Q4 Aggregate Period	$44,795	$49,772	$56,242	$52,261	$46,557

(1)	Represents the Adjusted EBITDA Maximum for the co-CEOS and COO/CFO as outlined in the Quarter 1 Bonus Program and Quarters 2-4 Bonus Program. As the result of higher maximum bonus percentages for the co-CEOs and COO/CFO than for Messrs. Beck and Gillette and Ms. Goldsmith-Grover, the Adjusted EBITDA maximum goals were higher for the co-CEOs and COO/CFO than for the remaining Named Executive Officers.
(2)	Represents the Adjusted EBITDA Maximum for Messrs. Beck and Gillette and Ms. Goldsmith-Grover under the Quarter 1 Bonus Program and Quarters 2-4 Bonus Program.

Based on the Company’s actual achievement of Adjusted EBITDA for the Quarter 1 Bonus Program, each of the Named Executive Officers received a payout equal to his or her respective maximum bonus with respect to that performance period. Based on the Company’s actual achievement of Adjusted EBITDA for the Quarters 2 – 4 Bonus Program at 93% of target, each of the co-CEOs and COO/CFO received a payout equal to 46% and 36% of their base salaries for the performance period (or 61% and 72% of the target bonus for the performance period), respectively, and each of the other Named Executive Officers received a payout equal to 65% of their target bonus for the performance period. The payouts as a percentage of target bonus for each Named Executive Officer differed due to the different ranges between each executive’s threshold and target bonuses.

The following table sets forth the bonuses paid to each of the Named Executive Officers under the Quarter 1 Bonus Program and Quarters 2 – 4 Bonus Program:

Executive	Quarter 1 Bonus Program	Quarters 2 – 4 Bonus Program	Total 2010 Bonus
Larry S. Flax	$339,500	$234,255	$573,755
Richard L. Rosenfield	$339,500	$234,255	$573,755
Susan M. Collyns	$237,500	$128,250	$365,750
Thomas P. Beck	$30,122	$46,990	$77,112
Sarah A. Goldsmith-Grover	$32,991	$51,465	$84,456
Peter C. Gillette	$32,273	$50,347	$82,620

Discretionary Bonus. In January 2010, the Compensation Committee approved a special discretionary cash bonus in the amount of $22,500 to each of Messrs. Beck and Gillette and Ms. Goldsmith-Grover. These bonuses were granted in lieu of the refresher stock options or other equity-based incentive compensation that otherwise would have been granted in 2010 but for the fact that our 2004 Plan no longer contained sufficient authorized shares to permit equity grants at similar levels as in the past. These bonuses were paid in December 2010, subject to the executive’s continued employment through the payment date. Our co-CEOs and COO/CFO were not eligible to receive this discretionary bonus because they received grants of restricted stock in connection with the April 2010 amendment of each of their employment agreements.

Retirement Savings: 401(k) Plan and Nonqualified Deferred Compensation Plan

401(k) Plan. With the exception of certain highly compensated employees, all of our full-time employees are eligible to participate in our 401(k) plan. In 2010, none of the Named Executive Officers participated in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $16,500 in 2010, and to have the amount of this reduction contributed to our 401(k) plan. In 2010, the Company made discretionary matching contributions in an amount equal to 30 cents for every dollar contributed, up to six percent of contributed compensation.

Nonqualified Deferred Compensation Plan. The Company has established an Executive Retirement Savings Plan (“ERSP”). The ERSP is a non-qualified deferred compensation plan for the Company’s highly compensated employees, as defined in the ERSP, who are otherwise ineligible for full participation in the Company’s 401(k) plan because their participation could reduce the opportunity for other employees to contribute based on standards for tax qualified plans. In 2010, each of our Named Executive Officers, except for Mr. Gillette, participated in the ERSP. The ERSP allows participating employees to defer up to 80% of their base salary and 100% of their eligible bonuses. The Company makes a discretionary matching contribution on behalf of each participant at the same rate as the 401(k) plan (and subject to the maximum contribution limit). A participant is always 100% vested in his or her deferral. Until the participant achieves three years of service with the Company, matching contributions vest in equal annual percentages from the date of match until such three-year anniversary; matching contributions made subsequent to such anniversary are fully vested upon match. The participant may select from among a number of investment alternatives for his or her deferrals, which are similar investment alternatives for 401(k) participants. After annual discrimination testing is performed by the Company’s third-party benefits administrator, an eligible portion of the deferred amounts may “wrap” into the 401(k) plan. In 2010, $13,705 was wrapped for the Named Executive Officers into the 401(k) plan. Amounts that are deferred in the ERSP are paid out based on the participant’s election upon termination of employment or, if earlier, upon a termination of the plan under qualifying circumstances. A participant may request an earlier distribution in the event of an unforeseeable financial emergency or schedule an in-service distribution.

Other Benefits and Perquisites

The Named Executive Officers receive life insurance that is at the same level of coverage as provided to our employees in the position of Vice President and above. The Company pays the premium payments for these policies. The co-CEOs and the COO/CFO also receive long-term disability insurance under the Company’s benefits program which is available to all eligible employees of the Company on the same basis. In addition, in 2010 Ms. Collyns and Ms. Goldsmith-Grover each elected to receive a cash payment in lieu of accrued vacation; this benefit is made available to each of our employees.

In addition to employee benefits available to all employees of the Company, under the terms of their employment agreements the co-CEOs are eligible to receive a supplemental executive retirement benefit in an amount equal to $200,000 per year payable for the remainder of their lives. The supplemental executive retirement benefit program provides a competitive retirement benefit and additional security to the co-CEOs and aids in their retention. For additional information, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” below.

We also offer perquisites to our executives to attract and retain top executive talent. The Company was party to Time Sharing Agreements with our co-CEOs pursuant to which they could use and reimburse the Company for the incremental cost of their personal use of the Company’s aircraft, according to rules established by the Federal Aviation Administration. Since the co-CEOs reimbursed the Company for each of their personal flights under the terms of their Time Sharing Agreements, under the SEC reporting rules the costs of such flights were not considered perquisites reportable in the Summary Compensation Table. Following the expiration of their Time Sharing Agreements, family members of each of the co-CEOs accompanied them on the Company’s aircraft on certain business trips. In addition, Ms. Collyns and Ms. Goldsmith-Grover used the aircraft for personal flights in 2010, and family members of each executive officer accompanied them on certain business trips. In 2010, we also provided to certain of our executives a monthly car allowance.

For additional information, see the Summary Compensation Table on page 10.

Severance and Change in Control Benefits

Employment Agreements. The Company has entered into employment agreements with the co-CEOs and COO/CFO. Each employment agreement provides for certain payments and benefits upon a qualifying termination. These provisions are intended to promote stability and continuity of our senior management. More information concerning these employment agreements and the severance payments appears herein under the caption “Potential Payments Upon Termination or Change in Control” below.

In addition, in April 2010, the Company amended the employment agreements with each of the co-CEOS to, among other things, eliminate the provision entitling the executives to the payment of excise taxes on payments and benefits received upon a qualifying termination following a change in control, which is more reflective of current compensation practices and trends.

Severance Plan. In February 2011, the Board approved an extension of the California Pizza Kitchen, Inc. Severance Plan (“Severance Plan”) which was previously entered into in April 2010. The Severance Plan sets forth the terms of severance benefits in the event of a qualifying termination for employees holding the title of Vice President or above who are designated as participants by the Company’s Board of Directors or Compensation Committee. The co-CEOs and COO/CFO do not participate in the Severance Plan as their severance benefits are provided under their employment agreements. The Plan will become effective upon the consummation of a “corporate transaction” (as defined in the Severance Plan). As extended, the Plan will automatically terminate on the second anniversary of the date on which the Plan was adopted if no corporate transaction occurs before that date. The Severance Plan provides for severance payments, including a lump sum payment of base salary, the payment of healthcare premiums and accrued obligations, in the event of a termination without cause or termination by the employee for good reason within twelve months following a qualifying corporate transaction. For additional information, see “Potential Payments Upon Termination or Change in Control” below.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code

The Company has considered the provisions of the Internal Revenue Code (the “Code”), as amended, and in particular Section 162(m) of the Code, which restricts deductibility of executive compensation paid to certain of our executive officers at the end of any fiscal year to the extent such compensation exceeds $1,000,000 for any of such executive officers in any year and does not qualify for an exception under the statute or regulations. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation.

Section 409A of the Internal Revenue Code

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, we generally intend to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code. With respect to our compensation and benefit plans that are subject to Section 409A of the Code, in accordance with Section 409A of the Code and regulatory guidance issued by the Internal Revenue Service, we are currently operating such plans in compliance with Section 409A of the Code.

Accounting Standards

ASC Topic 718, Compensation—Stock Compensation, or ASC Topic 718 (formerly known as FASB 123(R)), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options and restricted stock under our equity incentive award plans are accounted for under ASC Topic 718. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Summary Compensation Table

The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the past three fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Larry S. Flax Co-Chief Executive Officer Co-Chairman of the Board and Co-President	2010	679,000	—	1,454,400	—	573,755	393,370	5,993	3,106,518
	2009	600,000	150,000	—	—	585,000	236,515	35,990	1,607,505
	2008	600,000	—	—	—	270,000	209,316	35,840	1,115,156

Richard L. Rosenfield Co-Chief Executive Officer Co-Chairman of the Board and Co-President	2010	679,000	—	1,454,400	—	573,755	294,202	5,993	3,007,350
	2009	600,000	150,000	—	—	585,000	163,763	35,990	1,534,753
	2008	600,000	—	—	—	270,000	144,780	35,840	1,050,620

Susan M. Collyns Chief Operating Officer, Chief Financial Officer and Executive Vice-President	2010	475,000	—	1,090,800	—	365,750	—	39,141	1,970,691
	2009	475,000	118,750	322,800	—	452,438	—	25,259	1,394,247
	2008	388,000	—	—	910,553	130,950	—	38,239	1,467,742

Thomas P. Beck Senior Vice-President, Construction	2010	240,975	22,500	—	—	77,112	—	20,503	361,090
	2009	236,250	29,531	—	68,826	88,593	—	21,588	444,789
	2008	236,250	—	—	70,043	70,875	—	20,606	397,774

Sarah A. Goldsmith-Grover Chief Communications Officer and Senior Vice-President, Marketing and Public Relations	2010	234,600	22,500	—	—	84,456	—	31,705	373,261
	2009	230,000	32,344	—	22,942	97,032	—	25,094	407,411
	2008	222,087	—	—	141,077	69,047	—	20,576	452,787

Peter C. Gillette Senior Vice-President, Franchise and International Development	2010	229,500	22,500	—	—	82,620	—	16,302	350,922

(1)	Reflects base salary before pre-tax contributions and includes compensation deferred under our Executive Retirement Savings Plan. See the discussion of contributions to this plan in “Compensation Discussion and Analysis—Retirement Savings—401(k) Plan and Nonqualified Deferred Compensation.” The following amounts were deferred in 2010 into the ERSP:

Named Executive Officer	Amount
Larry S. Flax	$—
Richard L. Rosenfield	$—
Susan M. Collyns	$132,604
Thomas P. Beck	$78,300
Sarah A. Goldsmith-Grover	$17,063
Peter C. Gillette	$—

(2)	In 2010 only, amounts represent the payment of cash bonuses in lieu of stock options or other equity awards that otherwise would have been granted to the executives in 2010.

(3)	Amounts represent the aggregate grant date fair value of restricted stock granted to our Named Executive Officers computed in accordance with ASC Topic 718. Assumptions used in the calculation of this amount for 2010 are included in Note 12 to the Company’s audited financial statements in our 2010 Annual Report on Form 10-K.
(4)	Amounts represent the aggregate grant date fair value of stock options granted to our Named Executive Officers computed in accordance with ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 12 to the Company’s audited financial statements in our 2010 Annual Report on Form 10-K.
(5)	Amounts represent cash bonus payments under our Executive Bonus Plan. See “Compensation Discussion and Analysis—Bonus & Non-Equity Incentive Compensation” for further discussion of this plan and payments made thereunder.
(6)	Amounts represent the aggregate change in actuarial present value of the each co-CEO’s accumulated benefit under the supplemental executive retirement program. We do not pay any preferential or above-market earnings on our Nonqualified Deferred Compensation Plan.
(7)	“All Other Compensation” includes the amounts of other compensation, including perquisites, paid to or on behalf of our Named Executive Officers during 2010, as shown in the table below. Perquisites and other personal benefits are valued based on the aggregate incremental cost to us. In 2010, our COO/CFO and Ms. Goldsmith-Grover traveled on the Company’s aircraft for personal use; in addition, family members of the co-CEOs, COO/CFO and Ms. Goldsmith-Grover traveled with them on the Company’s aircraft. For this purpose, the Company has calculated the aggregate incremental cost based on the variable operating costs that were incurred as a result of personal use of the aircraft (such as fuel, maintenance, crew travel expenses, landing/parking fees, on-board catering and smaller variable costs). Non-variable costs have been excluded from the calculation as they would have been incurred regardless of whether there was any personal use of the aircraft.

Named Executive Officer	Year	Auto Allowance ($)	Employer Match of Non-Qualified Deferred Compensation ($)	Life Insurance Premiums ($)	Cash Payout of Accrued Vacation ($)	Personal Use of Company Aircraft ($)	Total All Other Compensation ($)
Larry S. Flax	2010	—	4,156	1,837	—	—	5,993
Richard L. Rosenfield	2010	—	4,156	1,837	—	—	5,993
Susan M. Collyns	2010	—	4,156	1,837	27,404	5,744	39,141
Thomas P. Beck	2010	15,000	4,156	1,347	—	—	20,503
Sarah A. Goldsmith-Grover	2010	15,000	3,426	1,395	4,512	7,372	31,705
Peter Gillette	2010	15,000	—	1,302	—	—	16,302

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our Named Executive Officers for the year ended January 2, 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (2)			All Other Stock Awards: Number of Shares of Stock (3)	Grant Date Fair Value of Stock Awards ($) (4)
Name	Grant Date (1)	Threshold	Target	Maximum
Larry S. Flax	1/25/2010	50,925	127,312	339,500	—	—
	4/8/2010	—	—	—	80,000	1,454,400
	5/27/2010	152,775	381,937	1,018,500	—	—

Richard L. Rosenfield	1/25/2010	50,925	127,312	339,500	—	—
	4/8/2010	—	—	—	80,000	1,454,400
	5/27/2010	152,775	381,937	1,018,500	—	—

Susan M. Collyns	1/25/2010	35,625	59,375	237,500	—	—
	4/8/2010	—	—	—	60,000	1,090,800
	5/27/2010	106,875	178,125	712,500	—	—

Thomas P. Beck	1/25/2010	12,049	24,098	30,122	—	—
	5/27/2010	36,146	72,293	90,366	—	—

Sarah A. Goldsmith-Grover	1/25/2010	13,196	26,393	32,991	—	—
	5/27/2010	39,589	79,178	98,972	—	—

Peter C. Gillette	1/25/2010	12,909	25,819	32,273	—	—
	5/27/2010	38,728	77,456	96,820	—	—

(1)	Reflects the date on which the grant was approved by the Board of Directors or Compensation Committee.

(2)	Amounts shown in these columns represent each Named Executive Officer’s incentive bonus opportunity under the Quarter 1 Bonus Program and Quarters 2 – 4 Bonus Program. The “Target” amount represents the Named Executive Officer’s target bonus if Adjusted EBITDA is achieved at the target level. The “Threshold” amount represents the Named Executive Officer’s threshold bonus if Adjusted EBITDA is achieved at the minimum 90% threshold level. The “Maximum” amount represents the Named Executive Officer’s maximum bonus if Adjusted EBITDA is achieved at the executive’s respective maximum level. For additional information regarding the Quarter 1 Bonus Program and Quarters 2 – 4 Bonus Program, see “Elements of Compensation—Bonus & Non-equity Incentive Compensation” above.
(3)	Represents restricted stock granted in 2010. Restricted stock granted to Messrs. Flax and Rosenfield will vest in equal annual installments on each of the first, second and third anniversaries of the grant date. Restricted stock granted to Ms. Collyns will vest in equal installments on December 31 of each of 2010, 2011 and 2012.
(4)	Reflects the full grant date fair value of restricted stock granted in 2010 as determined in accordance with ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 12 to the Company’s audited financial statements in our 2010 Annual Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We have entered into employment agreements with Messrs. Flax and Rosenfield and Ms. Collyns. Messrs. Beck and Gillette and Ms. Goldsmith-Grover are not parties to an employment agreement with the Company. The principal elements of these employment agreements are summarized below. Each of the employment agreements provides that the executive will continue to be bound to comply with post-employment covenants to protect our confidential information and to not solicit our employees.

Under the employment agreements, in the event of a qualifying termination, the executive will be entitled to certain payments and benefits, as described under “Potential Payments Upon Termination or Change in Control” below.

Employment Agreements

Messrs. Flax and Rosenfield

In April 2005, we entered into, and in December 2008 we amended and restated, employment agreements with Larry S. Flax and Richard L. Rosenfield to serve as co-CEOs. The term of the employment agreements expired on December 31, 2009, subject to automatic one-year extensions. We further amended and restated each of the co-CEO’s employment agreements in April 2010, effective as of January 4, 2010 (the “2010 co-CEO employment agreements”). The term of the 2010 co-CEO employment agreements will expire on December 31, 2012, subject to automatic one-year renewals commencing on December 31, 2010 and on each subsequent anniversary thereafter, unless earlier terminated.

Pursuant to the 2010 co-CEO employment agreements, we are required to use our reasonable best efforts to cause each co-CEO to be nominated to the Board of Directors and continued to be named co-Chairman of the Board of Directors during the executive’s employment term. Under the 2010 co-CEO employment agreements, as of January 4, 2010 Messrs. Flax and Rosenfield each are entitled to receive a base salary of $679,000 per year, subject to discretionary annual increases from the Board of Directors. In addition, the 2010 co-CEO employment agreements provide that each co-CEO is eligible to receive an annual bonus targeted at 75% of annual base salary, based on the achievement of certain performance objectives, and that they are entitled to participate in all medical, health insurance and fringe benefits maintained for the benefit of our full-time employees. Messrs. Flax and Rosenfield are each entitled to a supplemental retirement benefit in an amount equal to $200,000 per year payable for life, subject to certain reductions if the executive terminates employment without good reason or is terminated by the Company for cause prior to calendar year 2012. Under the 2010 co-CEO employment agreements, the co-CEO’s automobile allowance and Company-reimbursement for country/dining club membership dues were eliminated.

In connection with entering into the 2010 co-CEO employment agreements, each co-CEO was granted 80,000 shares of restricted common stock, which will vest in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued employment with us through vesting. The 2010 co-CEO employment agreements further provide that, for the year 2011 and each subsequent year during the employment term, each co-CEO will be entitled to receive annual equity or other long-term incentive awards having a grant date value equal to $1,000,000, subject to such vesting requirements as the Compensation Committee may determine in its discretion, but not to exceed three years for time-based vesting awards.

The 2010 co-CEO employment agreements also provides for certain payments upon a qualifying termination. For additional information, see “Potential Payments Upon Termination or Change in Control” on page 17.

Pursuant to the original employment agreements, in December 2004 and April 2005, each of Messrs. Flax and Rosenfield were each granted options to acquire an aggregate of 900,000 shares of common stock. All of the shares underlying these stock options are vested as of January 2, 2011. In addition, on January 11, 2006, the co-CEOs were each granted 105,000 shares of restricted stock. This award vests as to (1) 18,750 shares on the first anniversary of the grant date and thereafter an additional 4,687 shares of subject to the award on each quarterly anniversary until and including the fourth anniversary of the grant date; (2) 15,000 shares subject to the award on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following January 1, 2005 during which the average closing price of our common stock exceeds $23.33 per share; and (3) the remaining 15,000 shares of restricted stock subject to the award on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following January 1, 2005 during which the average closing price of our common stock exceeds $26.67 per share.

Ms. Collyns

In April 2005, we entered into, and in August 2009 we amended and restated, an employment agreement with Susan M. Collyns to serve as Senior Vice President, Finance, Chief Financial Officer and Chief Operating Officer. We further amended this employment agreement in April 2010 (the “2010 Collyns employment agreement”), pursuant to which Ms. Collyns currently serves as Executive Vice President, Chief Financial Officer and Chief Operating Officer. The initial term of the 2010 Collyns employment agreement will expire on December 31, 2012, subject to automatic one-year extensions, unless earlier terminated. Under the 2010 Collyns employment agreement, Ms. Collyns is entitled to receive a base salary of $475,000 per year, subject to discretionary annual increases from the Compensation Committee. In addition, the 2010 Collyns employment agreement provides that Ms. Collyns is eligible to receive an annual bonus targeted at 50% of her annual base salary, based on the achievement of certain performance objectives and that she is entitled to participate in all medical, health insurance and fringe benefits maintained for the benefit of our full-time employees

In connection with entering into the August 2009 amended and restated agreement, Ms. Collyns received a grant of 20,000 shares of our restricted stock, which vested in full on December 31, 2009. In addition, in connection with entering into the 2010 Collyns employment agreement, the Company awarded Ms. Collyns a grant with respect to 60,000 shares of restricted common stock, which will vest in equal annual installments on December 31 of each of 2010, 2011 and 2012, subject to continued employment with us through vesting.

The 2010 Collyns employment agreement provides for certain payments upon a qualifying termination. For additional information, see “Potential Payments Upon Termination or Change in Control” on page 17.

In connection with entering into the original employment agreement and the August 2009 amended and restated agreement, Ms. Collyns received an option covering 150,000 shares of common stock and 20,000 shares of restricted common stock, respectively, each of which are vested in full as of January 2, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding option and stock awards for each of our Named Executive Officers as of January 2, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Larry S. Flax	150,000	—	12.63	3/3/2014
	450,000	—	15.74	12/29/2014
	450,000	—	15.52	4/11/2015
					15,000	(2)	259,200
					80,000	(3)	1,382,400

Richard L. Rosenfield	150,000	—	12.63	3/3/2014
	450,000	—	15.74	12/29/2014
	450,000	—	15.52	4/11/2015
					15,000	(2)	259,200
					80,000	(3)	1,382,400

Susan M. Collyns	5,625	—	13.31	1/18/2012
	7,500	—	14.94	1/21/2013
	150,000	—	16.34	4/21/2015
	52,500	—	20.23	2/15/2016
	39,375	5,625	22.41	2/21/2017
	128,125	66,875	14.66	2/20/2018
					40,000	(4)	691,200

Thomas P. Beck	52,500	—	12.11	11/10/2013
	30,000	—	16.00	2/23/2015
	30,000	—	20.23	2/15/2016
	11,250	3,750	18.47	8/14/2017
	9,375	5,625	14.66	2/20/2018
	5,625	9,375	11.00	2/18/2019

Sarah A. Goldsmith-Grover	37,500	—	14.67	1/8/2011
	30,000	—	14.94	1/21/2013
	30,000	—	16.00	2/23/2015
	30,000	—	20.23	2/15/2016
	11,250	3,750	18.47	8/14/2017
	9,375	5,625	14.66	2/20/2018
	7,500	7,500	14.68	8/13/2018
	1,875	3,125	11.00	2/18/2019

Peter C. Gillette	7,500	—	12.11	11/10/2013
	3,750	—	16.00	2/23/2015
	37,500	—	20.23	2/15/2016
	8,437	2,813	18.47	8/14/2017
	9,375	5,625	14.66	2/20/2018
	5,625	9,375	11.00	2/18/2019

(1)	The following table provides information with respect to our Named Executive Officers’ unexercisable stock options as of the year ended January 2, 2011.

	Stock Options
Vesting Date	Larry S. Flax	Richard L. Rosenfield	Susan M. Collyns	Thomas P. Beck	Sarah A. Goldsmith- Grover	Peter C. Gillette
2/13/2011	—	—	—	—	1,875	—
2/14/2011	—	—	—	1,875	1,875	1,406
2/18/2011	—	—	—	1,875	625	1,875
2/20/2011	—	—	55,625	1,875	1,875	1,875
2/21/2011	—	—	5,625	—	—	—
8/13/2011	—	—	—	—	1,875	—
8/14/2011	—	—	—	1,875	1,875	1,407
8/18/2011	—	—	—	1,875	625	1,875
8/20/2011	—	—	5,625	1,875	1,875	1,875
2/13/2012	—	—	—	—	1,875	—
2/18/2012	—	—	—	1,875	625	1,875
2/20/2012	—	—	5,625	1,875	1,875	1,875
8/13/2012	—	—	—	—	1,875	—
8/18/2012	—	—	—	1,875	625	1,875
2/18/2013	—	—	—	1,875	625	1,875

Total	—	—	72,500	18,750	20,000	17,813

(2)	Pursuant to each of the 2010 co-CEO employment agreements, the 105,000 shares of restricted stock issued to each of them on January 11, 2006 vest as follows: (1) 18,750 shares of restricted stock will vest on the first anniversary of the grant date and thereafter an additional 4,687 shares of restricted stock subject to the award shall vest on each quarterly anniversary until and including the fourth anniversary of the grant date; (2) 15,000 shares of restricted stock will vest on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following January 1, 2005 during which the average closing price of our common stock exceeds $23.33 per share; and (3) the remaining 15,000 shares of restricted stock will vest on the earlier of (i) the fifth anniversary of the grant date and (ii) the last day of the first 30-day period following January 1, 2005 during which the average closing price of our common stock exceeds $26.67 per share.
(3)	Pursuant to each of the 2010 co-CEO employment agreements, the 80,000 shares of restricted stock granted to each of them on April 8, 2010 will vest in equal annual installments on each of the first, second and third anniversaries of the grant date.
(4)	Pursuant to the 2010 Collyns agreement, the 60,000 shares of restricted stock granted to her on April 8, 2010 will vest in equal annual installments on December 31 of each of 2010, 2011 and 2012.

Option Exercises and Vested Stock

The following table summarizes the vesting of stock applicable to our Named Executive Officers during the year ended January 2, 2011. None of our Named Executive Officers exercised any options during 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)
Larry S. Flax	4,688	$61,835
Richard L. Rosenfield	4,688	$61,835
Susan M. Collyns	20,000	$345,600
Thomas P. Beck	—	$—
Sarah A. Goldsmith-Grover	—	$—
Peter C. Gillette	—	$—

(1)	Amounts shown are based on the fair market value of our common stock on the applicable vesting date.

Pension Benefits

The table below sets forth summary information regarding pension benefits for the Named Executive Officers.

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Larry S. Flax	Supplemental retirement benefit, per second amended and restated employment agreement	N/A	(1)	$1,329,785	$0
Richard L. Rosenfield	Supplemental retirement benefit, per second amended and restated employment agreement	N/A	(1)	$942,075	$0

(1)	SERP benefits are not calculated using a service-based formula; the benefit is a fixed dollar amount.
(2)	These amounts represent the actuarial present value of the Named Executive Officer’s accumulated benefit under the supplemental retirement benefit program at January 2, 2011 using the following assumptions: normal retirement age of 70; discount rate of 6.0%; inflation rate of 2.5%; RP2000 mortality table with improvements to 2025; life annuity as normal form of payment.

The Company maintains an unfunded, non-qualified, noncontributory, supplemental executive retirement program pursuant to each of the 2010 co-CEO employment agreements that provides the co-CEOs with defined supplemental retirement benefits. Messrs. Flax and Rosenfield are each eligible for a supplemental retirement benefit payable for their life in an amount equal to $200,000 per year. If the executive voluntarily terminates employment without good reason or is terminated for cause prior to calendar year 2010, this amount shall be reduced by a percentage equal to the product of (i) 15% and (ii) the lesser of (x) the number of full or partial calendar years remaining until calendar year 2012, or (y) five less the Contribution Offset, as defined in the 2010 co-CEO employment agreements. For additional information, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” above.

Nonqualified Deferred Compensation

The following table sets forth summary information regarding contributions to and account balances under our Executive Retirement Savings Plan for and as of the year ended January 2, 2011. Under the ERSP, participants may defer up to 80% of base salary and 100% of cash bonuses. After annual discrimination testing is performed by the Company’s third-party benefit administrator, an eligible portion of the annual deferrals may “wrap” into the Company’s 401(k) plan. In 2010, $13,705 was deferred under the plan to the Company’s 401(k) plan for the Named Executive Officers. An executive must make an irrevocable election prior to each plan year; therefore, changing or stopping an elected annual deferral amount while remaining a participant is prohibited. Amounts that are deferred in the Executive Retirement Savings Plan are paid out based on the participant’s election upon termination of employment or, if earlier, upon a termination of the plan under qualifying circumstances. A participant may request an earlier distribution in the event of an unforeseeable financial emergency.

Name	Executive Contributions in 2010 ($) (1)	Company Contributions in 2010 ($) (2)	Aggregate Earnings in 2010 ($)	Aggregate Withdrawals/ Distributions ($) (3)	Aggregate Balance at January 2, 2011 ($)
Larry S. Flax	$—	4,156	38,061	—	311,678
Richard L. Rosenfield	$—	4,156	37,945	—	310,922
Susan M. Collyns	$132,604	4,156	56,718	—	334,594
Thomas P. Beck	$78,300	4,156	32,583	—	299,514
Sarah A. Goldsmith-Grover	$17,063	3,426	24,900	(26,184)	208,052
Peter C. Gillette	—	—	—	—	—

(1)	These amounts are included in the Summary Compensation table in the “Salary” column.
(2)	These amounts are included in the Summary Compensation table in the “All Other Compensation” column.
(3)	Represents amount that was wrapped to the Company’s 401(k) plan.

The following table illustrates the investment funds along with their rates of returns for 2010 under The Executive Deferred Compensation Plan:

Name of Investment Option	Rate of Return
American Funds IS International 2	7.23%
Lincoln VIP Mondrian International Value	2.46%
Lincoln VIP Small Cap Index	26.19%
Delaware VIP Small Cap Value	32.27%
AllianceBernstein VPS Small/Mid Cap Value	26.91%
Fidelity VIP Mid Cap	28.70%
American Funds IS Growth 2	18.68%
Lincoln VIP S&P 500 Index	14.73%
Lincoln VIP MFS Value	11.59%
American Century VP Inflation Protection II	5.12%
Lincoln VIP Delaware Bond	8.49%
Lincoln VIP Money Market	0.05%
Model Portfolio—Conservative	7.08%
Model Portfolio—Moderate / Conservative	9.67%
Model Portfolio—Moderate	11.41%
Model Portfolio—Moderate / Aggressive	12.73%
Model Portfolio—Aggressive	14.03%

Potential Payments Upon Termination or Change of Control

As discussed above, Messrs. Flax and Rosenfield and Ms. Collyns have entered into employment agreements with the Company that provide benefits upon termination of their employment in certain circumstances. Messrs. Beck and Gillette and Ms. Goldsmith-Grover are not parties to an employment agreement with the Company and instead have been designated as participants in the Severance Plan, as discussed above, which provides certain payments and benefits upon a qualifying termination.

Messrs. Flax and Rosenfield

Under each of the 2010 co-CEO employment agreements, in the event the employment of Messrs. Flax or Rosenfield is terminated by us without “cause” or by the executive for “good reason” (each, as defined in the 2010 co-CEO employment agreements), the executive will be entitled to (i) a cash lump sum payment equal to 1.75 multiplied by his base salary for the remainder of his employment period (as determined without regard to the termination of employment); (ii) full vesting (or lapse of restrictions) and exercisability of any unvested options, restricted stock or similar equity or long-term incentive awarded to the executive during his employment with the Company; (iii) extension of the post-termination exercise period of any stock option until the earlier of three years following the termination date or the expiration date of such option according to its terms; and (iv) continuation of health insurance benefits for 18 months following the date of termination.

In the event the employment of Messrs. Flax or Rosenfield is terminated by us without “cause” or by the executive for “good reason” within two years following a “change of control” (each, as defined in the 2010 co-CEO employment agreements), the executive will be entitled to the same benefits as specified above except that the executive will be entitled to (i) a cash lump sum payment equal to two times the sum of his base salary and annual target bonus (or, if greater, 1.75 times his base salary); and (ii) continuation of health insurance benefits for two years following the date of termination.

In the event the employment of either Messrs. Flax or Rosenfield is terminated as a result of his death or “disability”(as defined in the 2010 co-CEO employment agreements) , the executive (or his estate, as applicable) will be entitled to (i) full vesting and exercisability of any unvested options and immediate lapse of any restrictions on restricted stock or similar equity or long-term incentive awarded to the executive during his employment with the Company; and (ii) extension of the post-termination exercise period of any stock option until the earlier of three years following the termination date or the expiration date of such option according to its terms.

If any of the payments or benefits received or to be received by Messrs. Flax or Rosenfield are subject to the excise tax imposed under Section 4999 of the Code resulting from application of Section 280G of the Code, we will reduce such payments and benefits to the extent necessary such that the net amount paid to the executive is not subject to the excise tax imposed by Section 4999 of the Code. We will only reduce the net amount paid to the executive if the net amount, after such reduction, is greater than or equal to the total payments that would have otherwise been made (less any excise and income taxes owed)

Ms. Collyns

Under the 2010 Collyns employment agreement, in the event that we do not extend Ms. Collyns’ term of employment, she (will be entitled to (i) a cash lump sum payment equal to the sum of her base salary and target annual bonus; (ii) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock awarded to Ms. Collyns during her employment term; (iii) extension of the post-termination exercise period of any stock option until the earlier of three years following the date of termination or the expiration date of such option according to its terms; and (iv) continuation of health insurance benefits for one year following the termination date. Any amounts payable to Ms. Collyns will be reduced by any compensation she earns as a result of consultancy with or employment by another entity or individual during the one year payout period.

In the event the employment of Ms. Collyns is terminated by us without “cause” or by her for “good reason” (each, as defined in the 2010 Collyns employment agreement), Ms. Collyns will be entitled to (i) a cash lump sum payment equal to two times the sum of her base salary and target annual bonus; (ii) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock awarded to Ms. Collyns during her employment term; (iii) extension of the exercise period of any stock option until the earlier of three years following the date of termination or the expiration date of such option according to its terms; and (iv) continuation of health insurance benefits until the later of (a) one year following the date of termination and (b) the last day of the term of her employment period (as determined without regard to the termination of employment).

In the event the employment of Ms. Collyns is terminated by us without “cause” or by her for “good reason” within two years following a “change of control” (each, as defined in the 2010 Collyns employment agreement), Ms. Collyns will be entitled to the same benefits provided upon a termination without “cause” or for “good reason”, as specified above, except that Ms. Collyns will be entitled to continuation of health insurance benefits for two years following the date of termination.

In the event the employment of Ms. Collyns is terminated as a result of the death or “disability” (each, as defined in the 2010 Collyns employment agreement) of Ms. Collyns, she (or her estate, as applicable) will be entitled to (i) full vesting and immediate exercisability of any unvested options and immediate lapse of any restrictions on restricted stock; and (ii) extension of the exercise period of any stock option until the earlier of three years following the date of termination or the expiration date of such option according to its terms.

Severance Plan

Under the Severance Plan, if a participant’s employment is terminated by the Company other than for “cause” or by the participant for “good reason” (each, as defined in the Severance Plan) within twelve (12) months following a corporate transaction, the participant will be entitled to receive, subject to the signing of a general release of any claims against the Company, (i) any unpaid compensation and benefits accrued prior to the date of termination, (ii) a lump-sum payment equal to twelve (12) months base salary and (iii) if the executive elects to receive COBRA benefits, a lump-sum payment equal to six (6) months of the monthly COBRA premium in effect immediately prior to the date of termination. The Severance Plan also provides for customary confidentiality protections. Messrs. Beck and Gillette and Ms. Goldsmith-Grover participate in the Severance Plan. For additional information on the payments and benefits payable upon a qualifying termination under this plan, see “Compensation Discussion and Analysis—Severance and Change in Control Benefits” on page 8.

Accelerated Vesting of Certain Equity Awards

Under the award agreements covering the stock options held by Messrs. Beck and Gillette and Ms. Goldsmith-Grover, the shares underlying these options will vest in full upon a qualifying change of control of the Company and qualifying termination of employment within twelve months following the change of control.

Summary of Potential Payments

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of a qualifying termination of employment, assuming that each executive’s termination of employment occurred on December 31, 2010, the last business day of fiscal 2010. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, (ii) other benefits earned or accrued by the executive during his or her employment that are available to all salaried employees, such as accrued vacation and (iii) benefits accrued under the SERP. For information on the accrued amounts payable under the SERP, see the “Pension Benefits” table above.

Name	Termination Event	Cash Compensation ($) (5)	Options ($) (6)	Restricted Stock ($) (7)	Health Insurance ($) (8)	Life Insurance ($) (9)	Total ($)
Larry S. Flax	Termination (2)	1,188,250	2,182,500	1,641,600	14,844	—	5,027,194
	Change of control (3)	2,376,500	2,182,500	1,641,600	19,791	—	6,220,391
	Death or disability (4)	—	2,182,500	1,641,600	—	1,400,000	5,224,100
Richard L. Rosenfield	Termination (2)	1,188,250	2,182,500	1,641,600	14,844	—	5,027,194
	Change of control (3)	2,376,500	2,182,500	1,641,600	19,791	—	6,220,391
	Death or disability (4)	—	2,182,500	1,641,600	—	1,400,000	5,224,100
Susan M. Collyns	Term not extended (1)	712,500	691,781	691,200	11,172	—	2,106,653
	Termination (2)	1,425,000	691,781	691,200	22,343	—	2,830,324
	Change of control (3)	1,425,000	691,781	691,200	22,343	—	2,830,324
	Death or disability (4)	—	691,781	691,200	—	1,400,000	2,782,981
Thomas P. Beck	Change of control (3)	240,975	443,325	—	2,185	—	686,485
Sarah A. Goldsmith-Grover	Change of control (3)	234,600	316,175	—	7,105	—	557,880
Peter C. Gillette	Change of control (3)	229,500	177,075	—	7,105	—	413,680

(1)	Occurs in the event the Company gives written notice that it will not extend the term of the employment agreement of the executive.
(2)	Includes any termination of employment by the Company without cause, or by the executive for good reason, that occurs either prior to, or more than two years following, the effective date of a change of control event.
(3)	Includes any termination of employment of Messrs. Flax and Rosenfield and Ms. Collyns by the Company without cause or by the executive for good reason that occurs within two years following a change of control event. For Messrs. Beck and Gillette and Ms. Goldsmith-Grover, this includes any termination of employment by the Company other than for cause or by the executive for good reason that occurs within 12 months following a corporate transaction (as defined in the Severance Plan) or, a change of control (as defined in the 2004 Plan) with respect to outstanding stock option award agreements.
(4)	Disability shall mean that the executive is determined to be substantially disabled by the insurance company providing group long-term disability insurance for the Company’s employees, executive has a medically determinable physical or mental condition that disables him from substantially performing his duties or a physician licensed to practice medicine in the State of California has made a binding determination of disability.
(5)	This amount would be payable within 60 days of the date of termination in accordance with the regular payroll practices of the Company.

(6)	The value of accelerated stock options was calculated by multiplying (x) the number of shares subject to acceleration of in-the-money options by (y) the difference between the fair market value of a share of our common stock on December 31, 2010 ($17.28) and the per share exercise price of the accelerated option.
(7)	The value of accelerated restricted stock was calculated by multiplying (x) the number of shares subject to acceleration by (y) the fair market value of a share of our common stock on December 31, 2010 ($17.28).
(8)	Represents the aggregate full premium payments that would be required to be paid to or on behalf of each executive to provide continued health insurance coverage under COBRA (based on the executive’s health insurance coverage as of December 31, 2010) for the relevant period of time.
(9)	Represents life insurance proceeds payable under the executives’ life insurance policies.

Director Compensation

The following table shows compensation of the non-employee members of our board for the year ended January 2, 2011. Any Board member who is also an employee of the Company does not receive separate compensation for service on the Board.

Directors (1)	Fees Earned or Paid in Cash (2)	Total
Leslie E. Bider	$225,000	$225,000
Marshall S. Geller	$235,000	$235,000
Charles G. Phillips	$225,000	$225,000
Alan I. Rothenberg	$225,000	$225,000

(1)	Directors who are the Company’s employees receive no additional compensation for serving on the Board of Directors. Larry S. Flax’s and Richard L. Rosenfield’s compensation is reflected in the Summary Compensation Table.
(2)	Each director receives an annual retainer of $175,000 paid quarterly. In addition, in 2010 each director received a one-time payment of $30,000 for his participation in a special committee to review strategic alternatives for the Company and $2,000 for his attendance at each meeting of this special committee. Mr. Geller received an additional one-time payment of $10,000 for serving as chair of this special committee. Directors are also reimbursed for reasonable expenses incurred in connection with serving as a director.

Narrative Disclosure to Director Compensation Table

The compensation program for our non-employee directors is intended to fairly compensate our directors for the time and effort necessary to serve as a member of our board of directors. Non-employee members of our board of directors may receive a combination of cash and equity-based compensation. No equity-based compensation was granted to our directors in 2010.

In 2010, each non-employee director was entitled to receive an annual cash retainer of $175,000. In addition, in 2010 each non-employee director received a one-time payment of $30,000 for his participation in a special committee to review strategic alternatives for the Company. Each non-employee director also received $2,000 for each special committee meeting that they attended in 2010. In addition, the chair of the special committee (Mr. Geller) received an additional cash payment of $10,000.

Compensation Risk

In 2011, management conducted a risk assessment review of our compensation policies and practices to determine whether any risks arising from our compensation policies and practices for our Named Executive Officers and other employees encourage decision making that could expose the Company to unreasonable risks of material adverse consequences. Management presented its findings to the Compensation Committee, which reviewed this assessment and the Company’s various incentive and other compensation programs and practices and the processes for implementing these programs. Based on this review, we determined that our compensation policies and practices for our employees do not create incentives for decision-making that could expose the Company to unreasonable risks of material adverse consequences.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Leslie E. Bider, Charles G. Phillips and Alan I. Rothenberg, who are all non-employee directors. Mr. Phillips serves as chair of the Compensation Committee. No member of the Compensation Committee has served as one of our officers or employees at any time.

Compensation Committee Report 1

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the California Pizza Kitchen, Inc. 2010 Annual Report on Form 10-K/A.

The Compensation Committee

Charles G. Phillips, Chairman

Leslie E. Bider

Alan I. Rothenberg

April 29, 2011

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Information about the Company’s equity compensation plans at January 2, 2011 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders (2)	5,321,187	$15.89	125,968
Equity compensation plans not approved by security holders	—	—	—

Total	5,321,187	$15.89	125,968

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.
(2)	Consists of the 1998 Stock-Based Incentive Compensation Plan and 2004 Omnibus Incentive Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 21, 2011, with respect to the beneficial ownership of the Company’s common stock by:

•	all persons known by us to be the beneficial owners of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the executive officers named in the Summary Compensation Table; and

•	all of our executive officers and directors as a group.

The percentage of class presented in the table below is calculated on the basis of 24,586,282 shares of common stock outstanding, except that shares of common stock underlying options exercisable within 60 days of April 21, 2011 are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holders of such options. In the preparation of this table, the Company has relied upon information supplied by its executive officers, directors and certain stockholders and upon information contained in filings with the SEC. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated, the address for each beneficial owner is c/o California Pizza Kitchen, 6053 West Century Boulevard, 11th Floor, Los Angeles, CA 90045.

	Shares Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Class (1)
Larry S. Flax (2)	2,082,053	8.1%
Richard L. Rosenfield (3)	2,118,017	8.3%
Leslie E. Bider (4)	8,852	0.0%
Marshall S. Geller (5)	16,152	0.1%
Charles G. Phillips (6)	135,213	0.5%
Alan I. Rothenberg (7)	48,355	0.2%
Thomas P. Beck (8)	144,375	0.6%
Susan M. Collyns (9)	524,453	2.1%
Peter C. Gillette (10)	77,843	0.3%
Sarah A. Goldsmith-Grover (11)	131,742	0.5%
Ameriprise Financial, Inc. (12) 145 Ameriprise Financial Center Minneapolis, MN 55474	2,058,085	8.4%
BlackRock, Inc. (13) 40 East 52nd Street New York, NY 10022	1,904,600	7.7%
Fisher Investments (14) 13100 Skyline Boulevard Woodside, CA 94062-4527	1,663,745	6.8%
The TCW Group, Inc. (15) 865 South Figueroa Street Los Angeles, CA 90017	1,945,542	7.9%
All directors and executive officers as a group (10 persons) (16)	5,287,055	19.2%

(1)	Percentage of ownership is calculated as required by the SEC Rule 13d-3(d)(1). Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table above includes the number of shares underlying options which are exercisable within 60 days of April 21, 2011.
(2)	Mr. Flax, our co-CEO, co-President, co-Chairman of the Board and one of our directors, individually owns 8,328 shares of our common stock and has options to purchase an additional 1,050,000 shares, all of which will be exercisable within 60 days of April 21, 2011. The total number of shares owned includes 779,717 shares over which Mr. Flax exercises voting control as the trustee of the Larry S. Flax Revocable Trust. The total number of shares owned also includes 61,173 shares over which Mr. Flax exercises voting control as the trustee of the Rosenfield Children’s Trust and 182,835 shares over which Mr. Flax’s wife exercises voting control as the trustee of the Joan Gillette Flax Family Trust. Mr. Flax disclaims any beneficial ownership over the shares held by the Rosenfield Children’s Trust and the Joan Gillette Flax Family Trust.
(3)	Mr. Rosenfield, our co-CEO, co-President, co-Chairman of the Board and one of our directors, individually owns 8,328 shares of our common stock and has options to purchase an additional 1,050,000 shares, all of which will be exercisable within 60 days of April 21, 2011. The total number of shares owned includes 1,059,689 shares over which Mr. Rosenfield exercises voting control as the trustee of the Rosenfield Revocable Trust.
(4)	Mr. Bider, one of our directors, owns 8,852 shares of our common stock.
(5)	Mr. Geller, one of our directors, owns 16,152 shares of our common stock.
(6)	Mr. Phillips, one of our directors, owns 49,043 shares of our common stock and has options to purchase an additional 88,007 shares. Options to purchase 86,170 of such shares will be exercisable within 60 days of April 21, 2011.
(7)	Mr. Rothenberg, one of our directors, owns 7,185 shares of our common stock and has options to purchase an additional 43,007 shares, 41,170 of which will be exercisable within 60 days of April 21, 2011.
(8)	Mr. Beck, our Senior Vice President, Construction, individually owns no shares of our common stock, but has options to purchase 157,500 shares, 144,375 of which will be exercisable within 60 days of April 21, 2011.

(9)	Ms. Collyns, our Chief Operating Officer, Chief Financial Officer and Executive Vice President, individually owns 80,078 shares and has options to purchase an additional 455,625 shares, 444,375 of which will be exercisable within 60 days of April 21, 2011.
(10)	Mr. Gillette, our Senior Vice President, Franchise and International Development, individually owns no shares of our common stock, but has options to purchase 90,000 shares, 77,343 of which will be exercisable within 60 days of April 21, 2011. The total number of shares owned includes 500 shares over which Mr. Gillette exercises voting control as the trustee of the Alexander Hayden Gillette Trust. Mr. Gillette disclaims any beneficial ownership over the shares held by the Alexander Hayden Gillette Trust.
(11)	Ms. Goldsmith-Grover, our Chief Communications Officer and Senior Vice President of Marketing and Public Relations, individually owns 5,492 shares of our common stock and has options to purchase an additional 140,000 shares, 126,250 of which will be exercisable within 60 days of April 21, 2011.
(12)	The amounts shown and the following information were provided by Ameriprise Financial, Inc. and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2011, indicating beneficial ownership as of December 31, 2010. Ameriprise Financial, Inc. reported shared voting power with respect to 1,805,793 shares and shared dispositive power with respect to 2,058,085 of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(13)	The amounts shown and the following information were provided by BlackRock, Inc. and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2011, indicating beneficial ownership as of December 31, 2010. BlackRock Inc. reported sole voting power with respect to 1,904,600 shares of our common stock and sole dispositive power with respect to 1,904,600 shares of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(14)	The amounts shown and the following information were provided by Fisher Investments and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011, indicating beneficial ownership as of December 31, 2010. Fisher Investments reported sole voting power with respect to 1,663,745 shares of our common stock and sole dispositive power with respect to 1,663,745 shares of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(15)	The amounts shown and the following information were provided by The TCW Group, Inc. and certain of its affiliates pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2011, indicating beneficial ownership as of December 31, 2010. The TCW Group, Inc. reported shared voting power with respect to 1,777,174 shares of our common stock and shared dispositive power with respect to 1,945,542 shares of our common stock. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.
(16)	These 10 persons include all directors and each of the executive officers detailed in the table above. See notes 2-11 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independence of the Board of Directors

We have established standards of independence for our Board of Directors that comply with the standards of independence set forth in the Marketplace Rules of the NASDAQ Global Select Market. Under these standards of independence, an independent director is one who is not an officer or employee of the Company or its subsidiaries or any other individual who has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who otherwise:

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

Our Board of Directors has determined that all of our current non-management directors do not have a material relationship with the Company and are therefore independent under both our standards of independence and the criteria for independence set forth in the listing standards of the NASDAQ Global Select Market.

Certain Relationships and Related Transactions

During the year ended January 2, 2011, we had no transactions with related persons as defined in Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table summarizes the fees paid or payable to Ernst & Young LLP for services rendered for the fiscal years ended January 2, 2011 and January 3, 2010:

	Fiscal Year ended January 2, 2011	Fiscal Year ended January 3, 2010
Audit Fees (1)	$674,000	$642,000
Audit-Related Fees (2)	$23,000	$—
Tax Fees (3)	$226,000	$336,000
All Other Fees	$—	$—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services related to the supervision of workpaper review not reported as audit fees above.
(3)	Tax fees consist of fees billed for professional services rendered for tax advice and tax return compliance. These services include assistance with tax incentives and tax audits with local, state and federal agencies.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

Our Audit Committee, or a subcommittee of the committee, pre-approves the provision of all audit and non-audit services (including tax services) by the independent registered public accountants up to a specified dollar amount and also approves all audit and non-audit engagement fees and terms with the independent registered public accountants. During fiscal 2010 and 2009, all of the services related to the audit and other fees described above were pre-approved by our Audit Committee or sub-committee and none were provided pursuant to any waiver of the pre-approval requirement.

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

Dated: April 29, 2011	CALIFORNIA PIZZA KITCHEN, INC.

	By:	/S/ LARRY S. FLAX
Larry S. Flax Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/S/ RICHARD L. ROSENFIELD
Richard L. Rosenfield Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)

	By:	/S/ SUSAN M. COLLYNS
Susan M. Collyns Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY S. FLAX Larry S. Flax	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	April 29, 2011

/S/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Co-Chairman of the Board, Co-Chief Executive Officer, Co-President and Director (Principal Executive Officer)	April 29, 2011

/S/ SUSAN M. COLLYNS Susan M. Collyns	Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary (Principal Financial Officer)	April 29, 2011

/S/ TODD B. SLAYTON Todd B. Slayton	Chief Accounting Officer and Senior Vice President, Corporate Finance (Principal Accounting Officer)	April 29, 2011

/S/ LESLIE E. BIDER Leslie E. Bider	Director	April 29, 2011

/S/ MARSHALL S. GELLER Marshall S. Geller	Director	April 29, 2011

/S/ CHARLES G. PHILLIPS Charles G. Phillips	Director	April 29, 2011

/S/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	April 29, 2011

EXHIBIT INDEX

3.1(K)	Certificate of Incorporation

3.2(K)	By-laws

4.1(K)	Specimen Common Stock Certificate

10.1(A)	Memorandum of Understanding Regarding Form of Agreement between Host Marriott Services and California Pizza Kitchen, Inc. dated May 12, 1998

10.2(K)*	California Pizza Kitchen, Inc. Employee Stock Purchase Plan adopted on November 2, 1999, as amended through December 22, 2004

10.3(A)*	California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan adopted February 5, 1998, as amended on July 21, 1998 and November 2, 1999 and forms of stock option agreement thereunder

10.4(A)*	California Pizza Kitchen, Inc. Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Frederick R. Hipp dated March 31, 1998

10.5(B)	Master Subsidiary Guaranty issued from Bank of America, N.A. by CPK Management Company and California Pizza Kitchen of Illinois, Inc. dated December 15, 2000

10.6(C)*	Third and Fourth Amendments to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated as of July 28, 2000 and May 1, 2001, respectively

10.7(D)	Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield and Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.8(D)	Subscription Agreement among Richard L. Rosenfield, Larry S. Flax, as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 6, 2003

10.9(D)	Certificate of Determination of Series A 8% Convertible Preferred Stock of LA Food Show, Inc. filed with the California Secretary of State on March 4, 2003

10.10(D)	Amendment No. 1 to Stockholders’ Agreement among LA Food Show, Inc., Richard L. Rosenfield, Larry S. Flax as trustee of the Larry S. Flax Revocable Trust dated June 18, 2002 and California Pizza Kitchen, Inc., dated March 11, 2003

10.11(E)	Agreement for Purchase and Sale of Assets between CAH Restaurants of California, LLC and California Pizza Kitchen, Inc. dated as of December 29, 2003, and exhibits thereto

10.12(F)*	Fifth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan, dated as of May 7, 2003

10.13(F)*	Second Amendment to California Pizza Kitchen, Inc. Employee Stock Purchase Plan, dated as of May 7, 2003

10.14(G)*	Executive Retirement Savings Plans and Amendments thereto

10.15(H)*	Employment Agreement, between H.G. Carrington, Jr. and California Pizza Kitchen, Inc., dated July 24, 2003

10.16(H)*	Separation Agreement, between Frederick R. Hipp and California Pizza Kitchen, Inc., dated July 15, 2003

10.17(I)*	Separation Agreement, between Tom Jenneman and California Pizza Kitchen, Inc., dated August 2, 2003

10.18(J)	Amended and Restated Credit Agreement dated as of June 30, 2004 between California Pizza Kitchen, Inc. and Bank of America, N.A.

10.19(J)	Form of Note issued from Bank of America, N.A. by California Pizza Kitchen, Inc. dated June 30, 2004

10.20(L)*	California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.21(M)*	Form of option agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.22(N)*	Form of restricted stock agreement under the California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan

10.23(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 11, 2005

10.24(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 11, 2005

10.25(N)*	Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 21, 2005

10.26(N)*	Stock Purchase Agreement among California Pizza Kitchen, Inc., a Delaware corporation, and Richard L. Rosenfield, Larry S. Flax, or his successors in trust, as trustee of the Larry S. Flax Revocable Trust dated 6-18-02, as may be amended from time to time, Clint B. Coleman and Geraldine Wise, dated April 25, 2005

10.27(O)*	The California Pizza Kitchen Executive Bonus Plan

10.28(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated as of May 18, 2005

10.29(P)*	Time Sharing Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated as of May 18, 2005

10.30(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated November 23, 2005

10.31(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated November 23, 2005

10.32(Q)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between California Pizza Kitchen, Inc. and Karen M. Settlemyer dated, November 18, 2005

10.33(R)*	Summary of Changes to Annual Compensation of Certain Executive Officers

10.34(S)	Form of Indemnification Agreement

10.35(S)	First Amendment to Amended and Restated Credit Agreement, dated June 19,2006

10.36(S)	Promissory Note payable to Bank of America, N.A. by the Company, dated June 19, 2006

10.37(S)	Consent and Reaffirmation of Guaranty by CPK Management Company, dated June 19, 2006

10.38(T)	Second Amendment to Amended and Restated Credit Agreement, dated January 30, 2008

10.39(T)	Promissory Note payable to Bank of America, N.A. by the Company, dated January 30, 2008

10.40(T)	Consent and Reaffirmation of Guaranty by CPK Management, dated January 30, 2008

10.41(T)	Accelerated Stock Repurchase Agreement, dated January 31, 2008, by and between the Company and Bank of America, N.A.

10.42(U)	Credit Agreement, dated May 7, 2008

10.43(U)	Form of Promissory Note payable to Lenders, dated May 7, 2008

10.44(V)*	First Amendment to California Pizza Kitchen, Inc. 2004 Omnibus Incentive Compensation Plan, dated December 15, 2008

10.45(V)*	Sixth Amendment to California Pizza Kitchen, Inc. 1998 Stock-Based Incentive Compensation Plan dated December 15, 2008

10.46(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated December 31, 2008

10.47(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated December 31, 2008

10.48(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated December 31, 2008

10.49(V)*	Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Rudy Sugueti, dated December 31, 2008

10.50(W)*	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated August 5, 2009

10.51(X)	Trademark License Agreement between California Pizza Kitchen, Inc. and Kraft Pizza Company

10.52(Y)*	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Richard L. Rosenfield, dated April 8, 2010

10.53(Y)*	Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Larry S. Flax, dated April 8, 2010

10.54(Y)*	First Amendment to Second Amended and Restated Employment Agreement between California Pizza Kitchen, Inc. and Susan M. Collyns, dated April 8, 2010

10.55(Z)*	California Pizza Kitchen, Inc. Severance Plan

10.56(AA)*	California Pizza Kitchen, Inc. 2010 Executive Incentive Plan

10.57*	Amended and Restated California Pizza Kitchen, Inc. Severance Plan

21(AB)	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(AB)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(AB)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3(AB)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan
(A)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-37778).

(B)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration 333-53088).
(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 14, 2001.
(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 14, 2003.
(E)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 12, 2004.
(F)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration 333-112365).
(G)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 2, 2003.
(H)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2003.
(I)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 6, 2003.
(J)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2004.
(K)	Incorporated by reference to the registrant’s current report on Form 8-K filed December 22, 2004.
(L)	Incorporated by reference to the registrant’s Registration Statement of Form S-8 (Registration 333-121539).
(M)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 4, 2005.
(N)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 13, 2005.
(O)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 12, 2005.
(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed November 14, 2005.
(Q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 25, 2005.
(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2006.
(S)	Incorporated by reference to the registrant’s current report on Form 8-K filed June 20, 2006.
(T)	Incorporated by reference to the registrant’s current report on Form 8-K filed February 1, 2008.
(U)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.
(V)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 13, 2009.
(W)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2009.
(X)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 19, 2010.
(Y)	Incorporated by reference to the registrant’s current report on Form 8-K filed April 13, 2010.
(Z)	Incorporated by reference to the registrant’s current report on Form 8-K filed April 22, 2010.
(AA)	Incorporated by reference to the registrant’s current report on Form 8-K filed October 6, 2010.
(AB)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed March 17, 2011.