Form 10-Q
period 2011-04-03
CALIFORNIA PIZZA KITCHEN, INC.
filed 2011-05-06
CIK 789356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 3, 2011

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

As of April 29, 2011, 24,586,372 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

California Pizza Kitchen, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

California Pizza Kitchen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	April 3, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,054	$21,230
Other receivables	10,238	11,594
Inventories	5,696	5,827
Current deferred tax asset, net	8,224	8,225
Prepaid rent	97	231
Other prepaid expenses	2,731	2,518

Total current assets	44,040	49,625
Property and equipment, net	236,535	241,446
Noncurrent deferred tax asset, net	22,180	22,101
Goodwill	4,622	4,622
Other intangibles, net	4,817	4,837
Other assets	8,421	8,313

Total assets	$320,615	$330,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,542	$17,075
Accrued compensation and benefits	18,417	23,273
Accrued rent	20,072	20,424
Deferred rent credits	4,101	4,058
Other accrued liabilities	13,593	13,744
Gift card liability	8,852	14,577
Income taxes payable	59	—

Total current liabilities	79,636	93,151

Long-term debt	—	—
Other liabilities	9,967	9,886
Deferred rent credits, net of current portion	33,523	33,177
Income taxes payable, net of current portion	319	319
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock - $0.01 par value, 80,000,000 shares authorized, 24,583,702 and 24,579,797 shares issued and outstanding at April 3, 2011 and January 2, 2011, respectively	246	246
Additional paid-in capital	180,197	179,563
Retained earnings	16,727	14,602

Total stockholders’ equity	197,170	194,411

Total liabilities and stockholders’ equity	$320,615	$330,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenues:
Restaurant sales	$153,549	$154,429
Royalties from licensing agreement	1,052	1,044
Domestic franchise revenues	760	672
International franchise revenues	602	549

Total revenues	155,963	156,694
Costs and expenses:
Food, beverage and paper supplies	36,975	36,387
Labor	58,915	58,812
Direct operating and occupancy	35,001	35,083

Cost of sales	130,891	130,282
General and administrative	12,041	12,741
Depreciation and amortization	9,022	9,135
Pre-opening costs	233	302
Store closure costs	55	466
Litigation, settlement and other costs	929	289

Total costs and expenses	153,171	153,215

Operating income	2,792	3,479
Interest expense, net	(3)	(36)

Income before income tax provision	2,789	3,443
Income tax provision	664	943

Net income	$2,125	$2,500

Net income per common share:
Basic	$0.09	$0.10

Diluted	$0.09	$0.10

Weighted average shares used in calculating net income per common share:
Basic	24,583	24,233

Diluted	24,962	24,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
Operating activities:
Net income	$2,125	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,022	9,135
Stock-based compensation expense	711	1,130
Excess tax benefit from employee stock option exercises	—	62
Amortization of deferred rent credits	(1,016)	(316)
Changes in operating assets and liabilities:
Other receivables	1,356	4,230
Inventories	131	(70)
Prepaid expenses and other assets	(187)	(812)
Net deferred tax assets	(108)	(194)
Liquor licenses	(15)	(45)
Accounts payable	(2,391)	(3,180)
Accrued liabilities	(4,619)	(7,681)
Gift card liability	(5,725)	(4,756)
Other liabilities	81	5
Deferred rent credits	1,405	2,674

Net cash provided by operating activities	770	2,682
Investing activities:
Capital expenditures *	(4,946)	(6,069)

Net cash used in investing activities	(4,946)	(6,069)
Financing activities:
Borrowings on credit facility	11,000	24,900
Repayments on credit facility	(11,000)	(37,200)
Net proceeds from issuance of common stock	—	1,751
Excess tax benefit from employee stock option exercises	—	(62)

Net cash used in financing activities	—	(10,611)

Net decrease in cash and cash equivalents	(4,176)	(13,998)
Cash and cash equivalents at beginning of period	21,230	21,424

Cash and cash equivalents at end of period	$17,054	$7,426

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$71	$507

Cash paid during the period for interest	$36	$67

Supplemental disclosure of non-cash investing activities:
* Property, plant and equipment purchased and included in accounts payable and other accrued liabilities	$870	$2,095

Supplemental disclosure of non-cash financing activities:
* Taxes related to employee option exercises included in accrued liabilities	$47	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

California Pizza Kitchen, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

April 3, 2011

(unaudited)

1. Basis of Presentation

As of April 3, 2011, California Pizza Kitchen, Inc. and its wholly owned subsidiaries (collectively, the “Company”) owned, operated, licensed or franchised 266 restaurants under the names California Pizza Kitchen, California Pizza Kitchen ASAP and LA Food Show in 32 states and 11 foreign countries, of which 207 are company-owned and 59 operate under franchise or license arrangements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012.

The condensed consolidated balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

2. Common Stock

In accordance with the Company’s stock option plan, employees exercised 42,313 options on a net-settled basis during the three months ended April 3, 2011 which resulted in the issuance of 3,171 shares of common stock.

3. Fair Value Measurement

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to their short durations. All borrowings are classified as long-term debt as our credit facility matures more than one year after the balance sheet date. Actual borrowings are generally short-term LIBOR contracts which mature every 30 days.

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

We do not hold any marketable securities in current assets as of April 3, 2011. We primarily hold marketable securities in the form of investments in mutual funds within corporate owned life insurance (“COLI”) contracts to support our Executive Retirement Savings Plan. We also hold non-COLI mutual funds to support this plan. These securities, included in other assets in the consolidated balance sheets, are classified as trading securities. Gains or losses related to the program are reflected in net income. For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets measured using significant other observable inputs are reported at fair value based on third-party broker statements which are derived from the fair value of the funds’ underlying investments.

The assets measured at fair value on a recurring basis at April 3, 2011 were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation mutual funds	$282	$—	$—
Deferred compensation COLI	408	5,819	—

Balance at April 3, 2011	$690	$5,819	$—

4. Equity-Based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for both stock options and restricted stock awards granted by the Company. The impact of stock-based compensation expense for the quarter ended April 3, 2011 on income before income tax provision was $0.7 million or $0.03 on diluted earnings per share. The impact of stock-based compensation expense for the quarter ended April 4, 2010 on income before income tax provision was $1.1 million or $0.05 on diluted earnings per share.

Reported stock-based compensation was classified as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Labor	$14	$38
General and administrative	673	1,092

Total stock-based compensation expense	$687	$1,130

Capitalized stock-based compensation (1)	$24	$31

(1)	Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

No options were issued during the three months ended April 3, 2011 or April 4, 2010.

Information regarding activity for stock options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 2, 2011	5,321,187	$15.89
Options exercised	(42,313)	14.67
Options cancelled	(2,167)	17.77

Outstanding at April 3, 2011	5,276,707	15.90	4.47	$7,599,656

Vested and exercisable at April 3, 2011	4,977,016	16.07	4.31	$6,480,629

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 3, 2011. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended April 3, 2011 was $0.1 million.

A summary of the status of the Company’s nonvested options as of April 3, 2011, and changes during the quarter ended April 3, 2011, is as follows:

	Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 2, 2011	483,118	$4.78
Options vested	(183,380)	4.91
Options cancelled	(47)	5.47

Nonvested at April 3, 2011	299,691	$4.70

As of April 3, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. As of April 3, 2011, there were 0.1 million shares of common stock available for issuance pursuant to future stock awards.

Information regarding activity for restricted shares under our plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2011	243,612	$18.33
Restricted shares granted	—	—
Restricted shares vested	(30,000)	21.56
Restricted shares cancelled	—	—

Outstanding at April 3, 2011	213,612	$17.88

Fair value of the restricted shares is based on our closing stock price on the date of grant. As of April 3, 2011, total unrecognized stock-based compensation expense related to nonvested restricted shares was $2.7 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

5. Income Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing these deferred tax assets principally depends upon achieving projected future taxable income. We may change our judgment regarding future profitability based on our expectations of future market conditions and other factors. We may adjust our deferred tax asset balances if our judgment changes.

The effective income tax rate was 23.8% for three months ended April 3, 2011 compared to 27.4% for the three months ended April 4, 2010. As of April 3, 2011, the Company’s effective income tax rate differs from the statutory income tax rate as the result of employment related tax credits and state tax credits.

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

As of April 3, 2011, the Company had $187,000 of total gross unrecognized tax benefits, excluding interest and penalties. The Company remains open to examination by state and local tax jurisdictions for tax years 2006 and forward. The Company has been audited by the Internal Revenue Service through the 2008 tax year.

6. Net Income Per Common Share

Reconciliation of the components included in the computation of basic and diluted net income per common share for the quarter ended April 3, 2011 and April 4, 2010, is as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Numerator for basic and diluted net income per common share	$2,125	$2,500

Denominator:
Denominator for basic net income per common share - weighted average shares	24,583	24,233
Dilutive effect of employee stock options	379	185

Denominator for diluted net income per common share - weighted average shares	24,962	24,418

For the quarter ended April 3, 2011 and April 4, 2010, approximately 0.3 million and 0.6 million stock options, respectively, have been excluded from the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

7. Commitments and Contingencies

On April 27, 2007, three former hourly restaurant employees in the State of California filed a class-action lawsuit in the San Francisco Superior Court. The parties purport to represent other current and former hourly California restaurant employees. The lawsuit alleges violations of state wage-and-hour laws involving the purchase of items of apparel required to be worn by hourly employees and reimbursement for laundering of these items of apparel and seeks unspecified monetary damages. On August 11, 2010, the Court granted class certification in this matter. We deny any liability with respect to these allegations and intend to vigorously defend ourselves in this action. An estimate of the possible loss, if any, or the range of the loss cannot be made at this time.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors” of our 2010 Annual Report on Form 10-K. The forward-looking statements speak only as of the date of this report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this report except as otherwise required by our periodic reporting obligations under applicable federal securities laws. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

General

California Pizza Kitchen, Inc. and its subsidiaries (collectively, referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) is a leading casual dining restaurant chain with a particular focus on the premium pizza segment. As of April 3, 2011, we own, license or franchise 266 locations in 32 states and 11 foreign countries. We have 59 locations that operate under franchise or license agreements and use the California Pizza Kitchen and California Pizza Kitchen ASAP brand names and trademarks.

The following table details the number of locations as of April 3, 2011:

	Total Units at January 2, 2011	Opened	Closed	Total Units at April 3, 2011
First Quarter 2011
Company-owned full-service domestic	200	1	1	200
Company-owned ASAP domestic	5	—	1	4
Company-owned LA Food Show	2	—	—	2
Company-owned full-service international	1	—	—	1
Franchised domestic	20	—	—	20
Franchised international	32	2	1	33
Campus, sports & entertainment venues (seasonal)	6	—	—	6

Total	266	3	3	266

Through a licensing agreement with Nestlé USA, Inc. (“Nestlé”), California Pizza Kitchen branded frozen pizzas are available in approximately 22,000 locations in all 50 states.

We opened our first restaurant in 1985 in Beverly Hills, California and during our 26 years of operating history, we believe we have developed strong brand awareness and demonstrated the appeal of our concept in a wide variety of geographic areas. Our restaurants, which feature an exhibition-style kitchen centered around an open-flame oven, provide a distinctive casual dining experience that is family friendly and has a broad consumer appeal.

We manage our operations by restaurant and have aggregated our operations into one reportable segment. We analyze this segment in terms of our company-owned full-service restaurants.

Overview

Our revenues are comprised of restaurant sales, license fees, domestic franchise royalties and international franchise royalties. Our restaurant sales are primarily comprised of food and beverage sales and also include supplemental gift card revenue. License fees are from our trademark license agreement with Nestlé, and domestic and international franchise royalties consist of monthly royalty income and initial franchise fees.

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

Litigation, settlement and other costs include external legal costs related to defending or settling various employee-related lawsuits or claims, whether class-action or individual, regardless of merit, and the costs to review strategic alternatives.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31 in each year. The three-month periods ended April 3, 2011 and April 4, 2010 each consisted of 13 weeks. In calculating comparable company-owned full-service restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. As of April 3, 2011, we had 191 company-owned restaurants that met this criterion.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to gift card revenue recognition, self-insurance, leasing activities, income taxes, intangible assets, long-lived assets and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different conditions or using different assumptions. For a detailed discussion of our critical accounting policies please refer to our 2010 Annual Report on Form 10-K. Our critical accounting policies and estimates have not changed materially during the three months ended April 3, 2011.

Results of Operations

Our operating results for the three months ended April 3, 2011 and April 4, 2010 are expressed as a percentage of revenues below, except for cost of sales, which is expressed as a percentage of restaurant sales:

	Three Months Ended
	April 3, 2011	April 4, 2010
Statement of Operations Percentages:
Revenues:
Restaurant sales	98.4%	98.5%
Royalties from licensing agreement	0.7%	0.7%
Domestic franchise revenues	0.5%	0.4%
International franchise revenues	0.4%	0.4%

Total revenues	100.0%	100.0%
Costs and expenses:
Food, beverage and paper supplies	24.1%	23.6%
Labor	38.4%	38.1%
Direct operating and occupancy	22.8%	22.7%

Cost of sales	85.3%	84.4%
General and administrative	7.7%	8.1%
Pre-opening costs	0.1%	0.2%

Operating income before depreciation and amortization, store closure costs and litigation, settlement and other costs (1)	8.2%	8.5%

Depreciation and amortization	5.8%	5.8%
Store closure costs	0.0%	0.3%
Litigation, settlement and other costs	0.6%	0.2%

Total costs and expenses	98.2%	97.8%
Operating income	1.8%	2.2%
Interest expense, net	0.0%	0.0%

Income before income tax provision	1.8%	2.2%
Income tax provision	0.4%	0.6%

Net income	1.4%	1.6%

The following table presents costs of sales as a percentage of restaurant sales excluding supplemental gift card revenue:

Food, beverage and paper supplies	24.2%	23.8%
Labor	38.5%	38.4%
Direct operating and occupancy	22.9%	22.9%

Cost of sales	85.6%	85.1%

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

(2)	For the three months ended April 3, 2011, other costs represent expenses related to the review of strategic alternatives.

Three Months Ended April 3, 2011 Compared to the Three Months Ended April 4, 2010

Total Revenues. Total revenues decreased $0.7 million, or 0.5%, to $156.0 million in the first quarter of 2011 from $156.7 million in the first quarter of 2010 as the result of a $0.9 million decrease in restaurant sales, partially offset by a $0.2 million increase in domestic and international franchise revenues. The decrease in restaurant sales was primarily attributable to the $0.7 million decrease in supplemental gift card revenue which resulted from the cumulative adjustment recorded in the first quarter of 2010 when the Company first began to recognize such revenue. The restaurant sales decline was also related to the 2.1% decrease in full-service comparable restaurant sales. Domestic franchise revenue increased 13.1% and international franchise revenue increased 9.7% as the result of stronger comparable sales and additional revenue from new stores opened in 2010.

Food, beverage and paper supplies. Food, beverage and paper supplies increased $0.6 million, or 1.6%, to $37.0 million in the first quarter of 2011 from $36.4 million in the first quarter of 2010. Food, beverage and paper supplies as a percentage of restaurant sales were 24.1% in the first quarter of 2011 compared to 23.6% in the first quarter of 2010. Excluding supplemental gift card revenue, food, beverage and paper supplies as a percentage of restaurant sales were 24.2% in the first quarter of 2011 compared to 23.8% in the first quarter of 2010. The increase in food, beverage and paper supplies as a percentage of restaurant sales was primarily the result of the commodity inflation of our produce and dairy goods.

Labor. Labor increased $0.1 million, or 0.2%, to $58.9 million in the first quarter of 2011 from $58.8 million in the first quarter of 2010. As a percentage of restaurant sales, labor was 38.4% in the first quarter of 2011 compared to 38.1% in the first quarter of 2010. Excluding supplemental gift card revenue, labor as a percentage of restaurant sales was 38.5% in the first quarter of 2011 compared to 38.4% in the first quarter of 2010. The increase in labor as a percentage of revenue was primarily related to increases in management labor expense and taxes and benefits, partially offset by lower hourly labor expense as a result of efficiencies achieved in hourly labor management related to our menu optimization initiatives.

Direct operating and occupancy. Direct operating and occupancy costs decreased $0.1 million, or 0.2%, to $35.0 million in the first quarter of 2011 from $35.1 million in the first quarter of 2010. Direct operating and occupancy costs as a percentage of restaurant sales were 22.8% in the first quarter of 2011 compared to 22.7% in the first quarter of 2010. Excluding supplemental gift card revenue, direct operating and occupancy costs as a percentage of restaurant sales were 22.9% in each of the first quarter of 2011 and the first quarter of 2010. Improvement in utilities expense was the primary driver of the decrease in direct operating and occupancy costs, but was offset by an increase in expenses associated with our take-out call center, increased delivery charges and the effects of the delveraging of costs against lower sales. Deleveraging occurs when sales decline and fixed and semi-variable costs have a relatively larger impact as a percentage of revenues.

General and administrative. General and administrative costs decreased $0.7 million, or 5.5%, to $12.0 million in the first quarter of 2011 from $12.7 million in the first quarter of 2010. General and administrative costs as a percentage of total revenues were 7.7% in the first quarter of 2011 compared to 8.1% in the first quarter of 2010. The decrease was primarily the result of lower bonus and stock-based compensation expense as well as reduced travel and entertainment expenses.

Pre-opening costs. Pre-opening costs decreased $0.1 million, or 22.8%, to $0.2 million in the first quarter of 2011 from $0.3 million in the first quarter of 2010. The decrease in pre-opening costs primarily related to lower construction period rent as the result of fewer stores under construction in first quarter of 2011 compared to the first quarter of 2010.

Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 1.2%, to $9.0 million in the first quarter of 2011 from $9.1 million in the first quarter of 2010. The decrease from prior year was primarily the result of fewer assets in the depreciable base as a result of the impairment of 10 stores in the third quarter of 2010, offset by depreciation incurred for the addition of nine new stores in 2010.

Store closure costs. Store closure costs were $0.1 million in the first quarter of 2011 compared to $0.5 million in the first quarter of 2010. The decrease in store closure costs was principally attributable to the types of costs incurred. Store closure costs in the first quarter of 2011 primarily related to severance charges while the expenses in first quarter of 2010 related to termination fees. Severance charges related to store closures are typically lower than termination fees.

Litigation, settlement and other costs. We incurred $0.9 million in litigation, settlement and other costs in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010. The increase was primarily the result of the on-going defense costs associated with class-action lawsuits and the accrued legal costs associated with the strategic alternatives process. See “Legal Proceedings” in Part II, Item 1 for a further description of current litigation.

Interest expense, net. Net interest expense decreased to $3,000 in the first quarter of 2011 compared to $36,000 in the first quarter of the prior year. The decrease in net interest expense resulted from a lower average debt balance in the first quarter of 2011 compared to the first quarter of 2010.

Income tax provision. The effective income tax rate was 23.8% for first quarter of 2011 compared to 27.4% for the first quarter of 2010. Our effective income tax rate for the first quarter of 2011 differs from the statutory income tax rate primarily as the result of employment-related tax credits and state tax credits, with an increase in state tax credits driving the effective tax rate decrease as compared to the first quarter of 2010.

Factors That May Influence Future Results of Operations

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

We expect to focus our efforts in 2011 on the restaurants we currently operate, and as such, plan to open approximately five new company-owned locations in 2011. One location opened in the first quarter, and the remaining four are expected to open in the second half of the year; two of these openings will be CPK/ASAP conversions to full-service restaurants. We estimate capital expenditures of approximately $25.0 million, excluding landlord contributions, which will be used primarily for building new locations, remodels, CPK/ASAP conversions and capitalized maintenance. We expect to finance these capital expenditures with cash flows from operations. We will continue to review our portfolio for underperforming restaurants, and where advantageous, exit such locations. We anticipate closing three company-owned restaurants in the second quarter of 2011. We also expect our international franchisees to open approximately 10 restaurants in 2011, of which two locations opened in the first quarter of 2011, two locations will open in the second quarter of 2011 and the remainder will open in the second half of the year. Franchise openings may change based on the ability of our franchise partners to execute their expansion plans.

We expect to continue to experience higher commodity costs and increased labor wage rates during the remainder of fiscal 2011. To offset some of these inflationary pressures, we have a series of cost reduction programs planned. We began implementation of our menu optimization program in the first quarter of 2011 which targets margin and productivity improvements by eliminating items that have low sales volumes and require labor intensive preparation. We expect operating expenses to continue to be reduced as a result of this program.

Seasonality

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. Further, there can be no assurance that these same seasonal trends will occur in 2011.

Liquidity and capital resources

The following table presents a summary of our cash flows for the three months ended April 3, 2011 and April 4, 2010 (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Net cash provided by operating activities	$770	$2,682
Net cash used in investing activities	(4,946)	(6,069)
Net cash used in financing activities	—	(10,611)

Net decrease in cash and cash equivalents	$(4,176)	$(13,998)

Operating activities. We fund our capital requirements principally through cash flow from operations and borrowings from our line of credit. Net cash provided by operating activities was $0.8 million in the first quarter of 2011 compared to $2.7 million in the first quarter of 2010. Net cash provided by operating activities was less than net income in the first quarter of 2011 and exceeded net income in the first quarter of 2010 primarily as the result of the cumulative increase in depreciation and amortization and non-cash compensation charges in the first quarter of 2011 as compared to the first quarter of 2010. Other than the effects of changes in non-cash items, the decrease in net cash provided by operating activities in the first quarter of 2011 as compared to the first quarter of 2010 primarily related to less cash provided by other receivables, deferred rent credits as the result of fewer additions for new store leases in the current year and other liabilities as well as an increased use of cash for the gift card liability as the result of higher gift card redemptions. These changes were partially offset by a decrease in cash used for inventories, prepaid expenses, deferred tax assets, accounts payable and accrued liabilities.

Investing activities. We use working capital and borrowings from our line of credit to fund the development and construction of new restaurants and remodel our existing restaurants. Net cash used in investing activities for the first quarter of 2011 was $4.9 million compared to $6.1 million for the first quarter of 2010 resulting from $1.9 million incurred on new restaurants and $3.0 million incurred on capitalized maintenance, remodeling and other costs. The decrease compared to the prior year was primarily the result of fewer restaurants undergoing remodel and lower home office maintenance expenditures.

Financing activities. Approximately no net cash was used in financing activities for the first quarter of 2011 compared to $10.6 million for the first quarter of 2010. Prior year activity included the $12.3 million net repayment of debt under the credit facility in the prior year, offset by $1.7 million in net proceeds from stock option exercises.

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

Borrowings under the Facility bear interest at either the London Interbank Offered Rate (“LIBOR”) or the prime rate, at the Company’s option, plus a spread ranging from 100 to 150 basis points for LIBOR loans or zero to 25 basis points for prime rate loans. The Company also pays a commitment fee on the unused facility ranging from 20 to 30 basis points per annum. Both the interest rate and the commitment fee depend on the lease adjusted leverage ratio as defined in the terms of the Facility. The Facility also includes a $15.0 million sublimit for standby letters of credit. As of April 3, 2011, the Company had no outstanding borrowings under the Facility. Availability under the Facility is reduced by outstanding letters of credit totaling $6.6 million as of April 3, 2011, which are used to support the Company’s self-insurance programs. Available borrowings under the Facility were $143.4 million as of April 3, 2011. The Facility matures in May 2013. As of April 3, 2011, the Company was in compliance with all debt covenants.

Future capital requirements. Our capital requirements, including costs related to opening additional restaurants, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from the Facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, failure to meet financial covenant requirements under the Facility or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations. The Company expects to use any excess working capital generated in 2011 to finance capital expenditures and to build our cash reserves.

As of April 3, 2011, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

As of April 3, 2011, the Company had cash and cash equivalents of $17.1 million managed by third-party financial institutions. At any point in time during the first quarter of 2011, the Company also had a range of approximately $5.0 million to $15.0 million in its operating accounts. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 3, 2011, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Obligations

As of April 3, 2011 we had no long-term borrowings. The following table summarizes our contractual commitments as of the period indicated (in thousands):

	As of April 3, 2011	As of January 2, 2011
Operating lease obligations (1)	$215,259	$220,026
Purchase obligations (2)	4,958	—
Unrecognized tax benefits (3)	—	—

	$220,217	$220,026

(1)

Represents aggregate minimum lease payments. Most of the leases require contingent rent in addition to the minimum rent based on a percentage of sales and require expenses incidental to the use of the property.

(2)	Purchase obligations represent estimated construction commitments and exclude agreements that are cancelable without significant penalty.
(3)

Because of the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at April 3, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Accordingly, $319,000 of unrecognized tax benefits and associated interest and penalties have been excluded from the contractual obligations table above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash equivalents may from time-to-time include money market funds which are invested in highly liquid short-term debt investments with maturities of less than three months as of the date of purchase. Changes in interest rates affect the investment income we could earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of April 3, 2011, we did not hold any money market funds in our cash and cash equivalents nor any other short-term investments or marketable securities in our current assets. We are, however, subject to market risk related to the marketable securities that we hold as investments in mutual funds and corporate owned life insurance (“COLI”) contracts used to support our Executive Retirement Savings Plan to the extent these investments are not equivalent to the related liability. These marketable securities are included in other assets on the consolidated balance sheets. The full impact of gains or losses in marketable securities related to the program is reflected in net income. Activity within the COLI investments is generally not subject to income tax.

ITEM 4.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly report on Form 10-Q, as of April 3, 2011, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s co-CEOs and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of April 3, 2011.

Change in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Descriptions of the risk factors associated with the Company are contained in Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011. There have been no material changes to our risk factors described in the 10-K for the year ended January 2, 2011 during the quarter ended April 3, 2011.

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

Dated: May 6, 2011

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